Form 10-K/A
period 1995-12-31
AUSTINS STEAKS & SALOON INC
filed 1996-06-04
CIK 930686

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                         ------------------------------

                                     FORM 10-K/A

(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                                 EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                          -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                                 EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission file number      0-25366
                       ------------

                            AUSTINS STEAKS & SALOON, INC.
                         ------------------------------
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

    Delaware                                          86-0723400
     --------                                          ----------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                              6940 "O" Street, Suite 334
                               Lincoln, Nebraska  68510
                 (Address of principal executive offices) (Zip Code)

                                    (402) 466-2333
                   (Issuer's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X  No
                                                               ----    ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

Issuer's revenues for the year ended December 31, 1995: $9,534,763.

As of March 15, 1996, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $1,130,850.

As of March 15, 1996, there were 1,910,000 shares of Common Stock outstanding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS TREND ANALYSIS AND OTHER FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS DOCUMENT AS A RESULT OF THE RISK FACTORS SET FORTH BELOW IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE RESULTS" AND ELSEWHERE IN THIS DOCUMENT.

OVERVIEW

    The Company currently operates eight steakhouse restaurants. Four are located in Omaha, Nebraska and one is located in each of Lincoln, Nebraska, Santa Fe, New Mexico, Albuquerque, New Mexico, and Scottsdale, Arizona. The Omaha restaurants were opened in September 1989, January 1992, December 1992, and January 1996. The Santa Fe restaurant was opened in April 1994, the Lincoln restaurant in December 1994, the Albuquerque restaurant in February 1995, and the Scottsdale restaurant in December 1995. The discussion of financial condition and results of operations included in the paragraphs that follow should be read in conjunction with the consolidated and combined financial statements contained in this report.

    On July 22, 1994, the Company purchased a 49% stock interest in the five restaurant corporations (the "Group") owned by two former stockholders-employees at a purchase price plus related costs of approximately $643,000, and on August 1, 1994, a former stockholder of the Company exchanged his 51% interest in the Group for 549,000 shares of the Company's common stock. The Company used the purchase method of accounting for the acquisition of the 49% stock interest, and the exchange with the former stockholder was accounted for at historical cost. Also on August 1, 1994, the Company sold 550,000 shares of its common stock to an investor for $1,500,000. The number of shares referred to in this paragraph reflect a recapitalization of the Company effective November 30, 1994.

RESULTS OF OPERATIONS

    To facilitate a meaningful comparison, the following discussion and analysis is based on the combined historical results of Austins Steaks & Saloon, Inc. and Austins Steaks & Saloon Group ("Group"). The accompanying historical statement of operations data for Austins Steaks & Saloon, Inc. for the year ended December 31, 1994 reflects the results of operations of the Company's five restaurants for the period subsequent to their acquisition on July 22, 1994. The historical statement of operations data for the Group reflects the results of operations of the Company's predecessor through July 22, 1994. Pro forma adjustments have been made to the statements of operations to reflect a provision for federal and state income taxes as if the Group had been treated as a "C" corporation.

    The following table presents the major components of the statement of operations on a historical combined basis and expressed as a percentage of revenues, and should be used in reviewing the discussion and analysis of results of operations.


                                                                          YEAR ENDED DECEMBER 31,
                                                        1995                    1994                      1993
                                               -----------------------  -----------------------  -----------------------
                                                                             (Combined)                (Combined)
                                                                                                                 As a
                                                                As a                    As a                    Percent
Statement of Operations Data:                                Percent of              Percent of                   of
                                                  Amount      Revenue      Amount      Revenue      Amount      Revenue
                                               ----------    ---------- ----------   ----------  ----------    ---------
Net Sales . . . . . . . . . . . . . . . . . . $9,534,763      100.0%   $8,905,685      100.0%   $6,150,357      100.0%

        Cost of Sales - Food/Beverage. . . .   3,741,117       39.2     3,743,362       42.0     2,693,856       43.8

        Cost of Sales - Labor. . . . . . . .   2,769,132       29.0     2,544,984       28.6     1,850,052       30.1

    Restaurant Operating Expenses. . . . . .   2,116,268       22.2     1,356,538       15.2       865,739       14.1

    Amortization of Pre-Opening Costs. . . .     309,548        3.3        93,862        1.1            --         --

    General and Administrative Expenses. . .     945,332        9.9       819,475        9.2       224,834        3.7

    Depreciation and Amortization. . . . . .     330,064        3.5       237,157        2.7       108,694        1.8

    Income (Loss) from Operations. . . . . .    (676,698)      (7.1)      110,307        1.2       407,182        6.6

    Other Income (Expense) . . . . . . . . .      62,585        0.7       (56,797)      (0.6)      (26,641)      (0.4)

    Income (Loss) Before Provision
  (Benefit)
      for Income Taxes . . . . . . . . . . .    (614,113)      (6.4)       53,510        0.6       380,541        6.2

    Provision (Benefit) for Income Taxes . .     (46,414)      (0.5)      (72,852)      (0.8)           --         --

    Net Income (Loss). . . . . . . . . . . .    (567,699)      (5.9)      126,362        1.4       380,541        6.2

    Pro Forma Net Income (Loss). . . . . . .    (567,699)      (5.9)       28,578        0.3       229,019        3.7


    The Company's revenues and expenses can be significantly affected by the number and timing of the opening of additional restaurants. The timing of the restaurant openings can also affect net sales and other period-to-period comparisons. Interim period results can also be affected by seasonality.
During recent fiscal years, the Company's sales have been higher during the second and third quarters than during the first and fourth quarters, although not significantly. The Company capitalizes pre-opening costs and amortizes them over a twelve-month period commencing with the restaurant opening. Pre-opening costs consist of the incremental costs of hiring and training the initial work force and other direct costs associated with opening a new restaurant.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO COMBINED YEAR ENDED DECEMBER 31, 1994

    Net sales for the year ended December 31, 1995 were $9.5 million, a 7% increase from $8.9 million for the year ended December 31, 1994. Net sales for the year ended December 31, 1994 include the operations of four restaurants for the full year, a fifth restaurant (Santa Fe) for nine months, and a sixth restaurant (Lincoln) for one month. For the year ended December 31, 1995, net sales include the operations of six restaurants for the full year, a seventh restaurant (Albuquerque) for ten months, and an eighth restaurant (Scottsdale) for 10 days. The increase in net sales is due to the additional restaurants in operation during 1995, partially offset by a 13% decrease in sales during 1995 at the four restaurants open during all of 1994 and 1995.

    Cost of sales (primarily food, beverages, and direct labor) increased 4% to $6.5 million for the period ending December 31, 1995 from $6.3 million for the comparable 1994 period. This increase is due primarily to the additional restaurants in operation in 1995, as described above. As a percentage of net sales, these costs approximated 68.3% in 1995 compared to 70.6% in 1994. This percentage decrease relates mainly to improved food and beverage margins due primarly to better pricing and improved controls to reduce waste and spoilage.

    Restaurant operating expenses were $2.1 million, or 22.2% of net sales, for the year ended December 31, 1995, a 56% increase from $1.4 million, or 15% of net sales, in the comparable period in 1994. These expenses represent primarily the costs of occupancy, including rent, maintenance, and utilities, and various other costs. The increase, as a percentage of net sales, is attributed mainly to a decline in the average revenue per unit, and the associated effect that these relatively fixed costs have on operating margins. Increased advertising during the second half of the year also contributed to the percentage increase in operating expenses.

    Amortization of pre-opening costs increased to $310,000, or 3.3% of net sales, for the year ended December 31, 1995 compared to $94,000, or 1.1% of net sales, for the same 1994 period. The increase in absolute dollars is due to a higher number of new restaurants in operation during 1995 compared to 1994. The increase as a percentage of net sales results from higher pre-opening costs related to the Company's Lincoln and Albuquerque restaurants, and the decrease in the average sales per restaurant, as described above.

    General and administrative costs increased 15.3% to $945,000 for the year ended December 31, 1995 compared to $819,000 for the comparable 1994 period. As a percentage of net sales, these costs rose to 9.9% in 1995 from 9.3% in 1994. This increase in absolute dollars and as a percentage of net sales is primarily related to the Company having a full complement of corporate personnel for the full year of 1995 versus only 6 months of comparable staffing during 1994, as more fully described later in this document.

    Depreciation and amortization during the year ended December 31, 1995 increased to $330,000, or 3.5% of net sales, from $237,000, or 2.7% of net sales, for the year ended December 31, 1994, a 39% increase. The increase in absolute dollars is attributed to the increased number of restaurants in operation during 1995. The increase as a percentage of net sales is due to the decreased average revenue per unit and the relatively fixed nature of the depreciation and amortization costs.

    The Company's net loss for the year ended December 31, 1995 approximated $568,000. Two of the Company's newer units located in Lincoln, Nebraska and Albuquerque, New Mexico did not perform as anticipated, generating combined pretax operating losses of $467,000. Further, the Company's more mature restaurants experienced same-store sales declines which decreased the contribution from those units. Increased competition (especially in the Company's core Omaha, Nebraska market), road construction near the Company's second highest volume unit, and a continued soft retail environment contributed to the decrease. In view of these negative trends, and in an effort to heighten the customers' perceived value, the Company increased its costs related to advertising, training, portion sizes, and service, which further eroded the operating margins during 1995,

COMBINED YEAR ENDED DECEMBER 31, 1994 COMPARED TO COMBINED YEAR ENDED DECEMBER 31, 1993

    Net sales for the year ended December 31, 1994 increased 45% to $8.9 million from $6.2 million for the year ended December 31, 1993. Net sales for the year ended December 31, 1993 include the operations of three restaurants for the full year and a fourth restaurant (Columbia) for two months. Net sales for the year ended December 31, 1994 include the operations of four restaurants for the full year, a fifth restaurant (Santa Fe) for nine months, and a sixth restaurant (Lincoln) for one month. The increase in net sales is primarily due to the additional restaurants in operation during 1994. Annual sales decreased 0.2% for the three restaurants open during the entire year of 1993 and 1994.

    Cost of sales increased to $6.3 million for the year ended December 31, 1994, an increase of 38% from $4.5 million in the comparable 1993 period. This increase is primarily due to the additional restaurants in operation in 1994, as discussed above. As a percentage of net sales, these costs decreased from 73.9% in 1993 to 70.6% in 1994. This 3.3% decrease relates mainly to a percentage reduction of the food/beverage costs (due to better pricing from increased purchases of food and beverages), and, to a lesser extent, improved labor costs, as a percentage of net sales.

    Restaurant operating expenses for the year ended December 31, 1994 increased to approximately $1.4 million, or 15% of net sales, from $866,000, or 14% of net sales in 1993, an increase of 57%. The increase, as a percentage of net sales, is attributed to higher advertising and occupancy costs of two of the Company's locations in Columbia and Santa Fe, which opened in November 1993, and March 1994, respectively.

    Amortization of pre-opening costs was $94,000, or 1.1% of net sales, for the year ended December 31, 1994. Prior to 1994, such costs were expensed as incurred and not capitalized.

    General and administrative costs increased 264% to $819,000 in 1994 from $225,000 in 1993. As a percentage of net sales, general and administrative expenses increased approximately 5.5% to 9.3% of net sales in 1994, from 3.7% in 1993. During the second and third quarters of 1994, the Company hired experienced personnel in anticipation of the expansion of its restaurant business and the Company going public. The resulting increased compensation and relocation costs have contributed to the increase in these expenses. In addition, prior to August 1, 1994, Central Development Company ("CDC") provided all of the Company's management, management information systems, accounting and administrative services to the Company's restaurants and provided all of the Company's payroll services, through the first quarter of 1995. In August 1994, the Company retained its own full-time chief executive officer and chief financial officer, in order to perform these and other services, which resulted in an increase in general and administrative costs.

    Depreciation and amortization increased to $237,000, or 2.7% of sales, for the year ended December 31, 1994 from $109,000, or 1.8% of sales, in the comparable 1993 period. The low depreciation and amortization costs as a percentage of net sales are due to the Company's restaurants being located in structures under long-term lease arrangements rather than buying or constructing facilities.

    As a result of the factors described above, 1994 income from operations and net income as a percentage of net sales have decreased in comparison to 1993. These declining percentages reflect the Company's increased compensation costs in anticipation of the expansion of its restaurant business and the Company going public. Additionally, the Company's Columbia, Missouri restaurant, representing approximately 14% of total net sales, had a loss from restaurant operations before income taxes of approximately $172,000 for the year ended December 31, 1994, thus contributing to the declining income from operations and net income ratios as a percentage of net sales. During 1994, the Company was unable to generate sufficient sales volume at its Columbia, Missouri restaurant to make that unit profitable.

IMPACT OF INFLATION

    The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at the federally established minimum wage level, and, accordingly, changes in such wage level affect the Company's labor costs. To date, inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES

    The Company raised approximately $3.4 million (net of offering expenses) in an initial public offering in January 1995, of which approximately $700,000 was used to repay debt in the first quarter of 1995. As of December 31, 1995, the Company had utilized substantially all of the proceeds from the initial public offering to open three additional restaurants, and for working capital needs.

    Net cash used by operating activities was $613,000 and $6,000 for the years ended December 31, 1995 and 1994, respectively. The Company had a working capital deficit of $1,122,000 and $724,000 at December 31, 1995 and 1994, respectively. The Company does not have significant receivables or inventory.

    The Company's capital requirements relate principally to the development of new restaurants and the operation of existing restaurants. Capital expenditures for the restaurant construction and related equipment were $2,342,000 for the year ended December 31, 1995 and $1,051,000 for the year ended December 31, 1994. The average net capital expenditure for developing a new Austins Steaks & Saloon restaurant (net of landlord allowances) approximates $450,000 and additional cash of approximately $120,000 to $150,000 is expended for pre-opening costs. The actual cost will vary depending on whether the development is a conversion of an existing facility, or constructed on a build-to-suit basis, among other factors. The Company currently has, or is negotiating leases for restaurants in four additional locations.

    The Company currently has a $700,000 term loan with First National Bank of Omaha, at a variable interest rate which was 8-1/2% at December 31, 1995. As of December 31, 1995, the outstanding balance on this line of credit was $550,000. Of this amount, $275,000 was used to purchase the leasehold and other improvements from the former tenant of the real property on which the Company's Scottsdale, Arizona restaurant is located, and a favorable sublease of the property. The total purchase price was $325,000. The Company is searching for a third party to purchase these rights from the Company, and ultimately become the Company's landlord for this property. The Company also has $300,000 of borrowings available to it under a note payable to Norwest Bank Nebraska, N.A., which was entered into in January 1996. Currently, the Company has $300,000 outstanding under this note at an interest rate equal to the Norwest National Money Market Rate. In March 1996, the Company borrowed $200,000 from Roger D. Sack, a director of the Company, under a demand note with an interest rate equal to the Norwest Bank Nebraska "Base Rate" plus 1%.

    The Company expects that its further expansion will be financed through the issuance of debt, and from cash flow from operations. Other forms of financing, such as the issuance of additional equity or debt securities or credit facilities, may also be utilized. There can be no assurance that such additional financing will be available to the Company on terms acceptable or favorable to the Company.

FACTORS AFFECTING FUTURE RESULTS

    The Company currently operates eight steakhouse restaurants, four of which are located in Omaha, Nebraska, one in Lincoln, Nebraska, one in Santa Fe, New Mexico, one in Albuquerque, New Mexico and one in Scottsdale, Arizona. During 1994 and 1995, the Company expanded its restaurants to four new cities. As the Company expands into these and other new areas, there can be no assurance of the Company's ability to achieve consumer awareness and market acceptance.
Obtaining market acceptance in these and other new markets could require substantial efforts and expenditures by the Company. Further, because the Company currently operates only eight restaurants, even one unsuccessful new restaurant would likely have a significant adverse impact on the Company's results of operations. On March 21, 1996, the Company closed its Columbia, Missouri restaurant which was opened in November 1993. This unit was closed due to the Company's entering into active negotiations with a potential buyer for this unit and the unit's operating performance that did not meet the Company's expectations due to increased competition in the Columbia, Missouri market. There can be no assurance that the Company will not close other of its restaurants based on such restaurants' operating performance not meeting the Company's expectations.

    Currently, the Company is seeking to raise additional funds for the purpose of opening new restaurants. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's plans for expansion.

    The casual dining segment of the restaurant industry has experienced rapid growth recently and the competition among restaurant chains has been intense. This rapid growth and competition has increased the importance of site selection in the viability of any new restaurant. The Company's ability to identify and obtain optimum sites may be restricted as a result of the growth and maturation of the casual dining restaurant segment.

    The Company intends to continue to open new restaurants. The Company currently plans to effect its growth principally through the opening of new restaurants rather than through significant marketing or other efforts to increase individual restaurant sales levels. If successful in raising additional funds, the Company intends to have completed or begun construction of an additional 8 to 14 restaurants by the end of 1998. In addition, the Company plans to continue expansion of its steakhouse concept in additional markets thereafter, including the possible development of multiple steakhouse restaurants in each market it enters. Accordingly, it is possible that the Company will seek additional financing in the form of debt or equity securities. There can be no assurance that such additional financing will be available to the Company on terms acceptable or favorable to the Company.

    No market studies regarding the commercial feasibility of expanding the Company's restaurant operations have been conducted, nor are any such studies planned. Successful expansion of the Company's operations will be largely dependent upon a variety of factors, some of which are currently unknown or beyond the Company's control, including: customer acceptance of the Company's steakhouse restaurant concept; the ability of the Company's management to identify suitable sites and to negotiate favorable lease terms at such sites; timely and economic development and construction of restaurants; the hiring, training and retention of skilled management and other personnel; the ability of the Company to secure required governmental approvals and permits; the ability of the Company's management to apply its policies and procedures to a much larger number of restaurants; the availability of adequate financing; the general ability to successfully manage growth (including monitoring restaurants, controlling costs, and maintaining effective quality controls); and the general state of the economy. There can be no assurance that the Company will be able to open new restaurants at the planned rate of expansion, or at all, or that such newly-opened restaurants can be operated profitably.

    The Company believes that operating steakhouse restaurants in more than one market may give rise to additional expenses associated with managing restaurants located in multiple markets. Such expenses include: advertising in more than one market; lease rates and construction costs which may be higher; travel costs; and other similar expenses. In addition, consumer tastes vary from market to market in the United States, and there can be no assurance that consumers will be receptive to the Company's steakhouse concept. Moreover, the Company's results of operations may be adversely affected by economic conditions in those regions and other geographic areas into which the Company has recently expanded or may expand.

    The restaurant industry is highly competitive and has one of the highest failure rates of any industry. Not only will the Company's steakhouse restaurants compete with other steakhouse restaurants, but with all restaurants offering moderately priced meals in general. Each time the Company expands into a new market, it competes directly with other steakhouse restaurants. Many of these companies have substantially greater marketing capability, name recognition, and financial resources than those available to the Company. Intense competition within the industry exists with respect to price, service, location, and food quality. There can be no assurance that the Company will be able to compete successfully in the future with respect to any of the above factors.

    The restaurant business is often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Any of such changes may have a material adverse effect on the Company's operating results.

    The Company's operating results are dependent in large measure on its ability to anticipate and react to changes in food costs. Various factors beyond the Company's control, such as adverse weather conditions, may affect food costs. While management has been able to anticipate and react to changing food costs to date through its purchasing practices and menu price adjustments, there can be no assurance that it will be able to do so in the future.

    The restaurant business is subject to various federal, state, and local regulations, including those relating to the sale of food and alcoholic beverages. While the Company to date has not experienced any material difficulties in obtaining necessary governmental approvals, the failure to obtain or retain food and liquor licenses or any other governmental approvals could have a material adverse effect on the Company's results of operations. In addition, restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes, and similar matters over which the Company has no control. The Company is also subject in certain stages to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as a part of its existing comprehensive general liability insurance in all states, including any possible "dram shop" statutes. Although, the Company has never been named as a defendant in a lawsuit involving "dram shop" statutes, if the Company is named a defendant in any such a lawsuit and the plaintiff prevails, the Company could face significant liability. Any such liability could have a material adverse effect on the Company's results of operations.

    The name "Austins" in various formats is subject to substantial use around the country and is the subject of several competing registrations with the U.S. Patent and Trademark Office ("USPTO"). The Company is in the process of
completing a concurrent use registration with the USPTO.   Nonetheless, should
other restaurant operators using names including "Austins" commence and prevail in proceedings to preclude the Company's use of the name in new markets, the short-term cost to the Company to change names, signage, menus, and other advertising material could be significant.

                            AUSTINS STEAKS & SALOON, INC.
                                      ---------

                                  REPORT ON AUDIT OF
                          CONSOLIDATED FINANCIAL STATEMENTS
                                 for the years ended
                              December 31, 1995 and 1994

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Austins Steaks & Saloon, Inc.

We have audited the accompanying consolidated balance sheet of Austins Steaks & Saloon, Inc. and its subsidiaries as of December 31, 1995, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Austins Steaks & Saloon, Inc. and its subsidiaries for the year ended December 31, 1994, were audited by other auditors, whose report, dated February 3, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Austins Steaks & Saloon, Inc. and its subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1995 financial statements have been restated as described in Note 13 to the consolidated financial statements.



                                              /s/ Coopers & Lybrand LLP

                                              COOPERS & LYBRAND L.L.P.


Omaha, Nebraska
February 23, 1996, except for Notes 13 and 14
  which are dated May 22, 1996

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Austins Steaks & Saloon, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Austins Steaks & Saloon, Inc. and its subsidiaries at December 31, 1994 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financials statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Austins Steaks & Saloon, Inc. for any period subsequent to December 31, 1994.


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Kansas City, Missouri
February 3, 1995

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Austins Steaks and Saloon Group


In our opinion, the accompanying combined balance sheet and the related combined statements of operations and of cash flows present fairly, in all material respects, the financial position of Austins Steaks and Saloon Group at July 22, 1994 and the results of their operations and their cash flows for the period January 1, 1994 to July 22, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Kansas City, Missouri
February 3, 1995

                            AUSTINS STEAKS & SALOON, INC.
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1995 and 1994

                                        ------

              ASSETS                                    1995            1994
                                                        ----            ----
Current assets:
  Cash and cash equivalents                          $    -         $  117,912
  Certificates of deposit                                 -            290,000
  Inventories                                           111,913        122,534
  Prepaid expenses and other current assets             310,938        245,596
  Pre-opening costs                                     255,512        187,764
                                                     ----------     ----------

              Total current assets                      678,363        963,806
                                                     ----------     ----------

Equipment                                             1,761,768      1,129,113
Leasehold improvements                                2,852,730      1,143,115
                                                     ----------     ----------
                                                      4,614,498      2,272,228

Accumulated depreciation and amortization              (763,093)      (430,453)
                                                     ----------     ----------

                                                      3,851,405      1,841,775

Intangibles, net                                        701,797        406,212
Note receivable from officer                             50,000         50,000
Other assets                                          1,092,058        205,166
                                                     ----------     ----------

                                                     $6,373,623     $3,466,959
                                                     ----------     ----------
                                                     ----------     ----------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                     $  305,850     $    -
  Accounts payable                                      419,180        634,966
  Unredeemed gift certificates                          125,777        138,032
  Other notes payable                                     -            290,000
  Notes payable to bank                                 550,000        614,075
  Real estate mortgage note payable                     400,049           -
  Due to stockholder                                      -              5,723
  Due to related parties                                  -              4,783

                                                     ----------     ----------
              Total current liabilities               1,800,856      1,687,579
                                                     ----------     ----------

Deferred income taxes                                     -             46,414

Commitments (Note 8)

Stockholders' equity:
  Common stock ($.01 par value; 20,000,000 shares
    authorized; 1,910,000 shares issued and
    outstanding (1,100,000 shares in 1994)               19,100         11,000
  Additional paid-in capital                          4,991,722      1,592,322
  Retained earnings (deficit)                          (438,055)       129,644
                                                     ----------     ----------

              Total stockholders' equity              4,572,767      1,732,966
                                                     ----------     ----------

                                                     $6,373,623     $3,466,959
                                                     ----------     ----------
                                                     ----------     ----------


                     The accompanying notes are an integral part of these consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the years ended December 31, 1995 and 1994
                                        ------

                                                     1995              1994
                                                     ----              ----
Net sales                                        $ 9,534,763        $4,001,130

Costs and expenses:
  Cost of sales                                    6,510,249         2,770,821
  Restaurant operating expenses                    2,446,332           807,953
  General and administrative                         945,332           532,837
  Amortization of pre-opening costs                  309,548            54,036
                                                 -----------        ----------

                                                  10,211,461         4,165,647
                                                 -----------        ----------

Loss from operations                                (676,698)         (164,517)

Other income (expenses):
  Loss on sale of fixed assets                         -               (10,357)
  Interest income (expense), net                      62,585           (17,739)
                                                 -----------        ----------

Loss before income taxes                            (614,113)         (192,613)

Income taxes benefit                                  46,414            72,852
                                                 -----------        ----------

Net loss                                         $  (567,699)       $ (119,761)
                                                 -----------        ----------
                                                 -----------        ----------


Net loss per share                               $     (0.31)
                                                 -----------
                                                 -----------

Weighted average shares outstanding                1,850,411
                                                 -----------
                                                 -----------



                     The accompanying notes are an integral part of these consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    for the years ended December 31, 1995 and 1994




                                          Common Stock       Additional      Retained
                                        -----------------      Paid-in       Earnings
                                        Shares    Dollars      Capital       (Deficit)        Total
                                        ------    -------    ----------      ---------        -----
Balance, December 31, 1993                1,000   $    10    $      990     $     (73)     $      927

Exchange of shares:
  August 1, 1994                        549,000     5,490        96,832       249,478         351,800

Issuance of shares:
  August 1, 1994                        550,000     5,500     1,494,500          -          1,500,000

Net loss                                  -          -            -          (119,761)       (119,761)
                                      ---------   -------    ----------     ---------      ----------

Balance, December 31, 1994            1,100,000    11,000     1,592,322       129,644       1,732,966

Issuance of shares in initial
  public offering, net of costs         800,000     8,000     3,372,000          -          3,380,000

Issuance of shares                       10,000       100        27,400          -             27,500

Net loss                                  -          -            -          (567,699)       (567,699)
                                      ---------   -------    ----------     ---------      ----------

Balance, December 31, 1995            1,910,000   $19,100    $4,991,722     $(438,055)     $4,572,767
                                      ---------   -------    ----------     ---------      ----------
                                      ---------   -------    ----------     ---------      ----------





                     The accompanying notes are an integral part of these consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              December 31, 1995 and 1994


                                                          1995          1994
                                                          ----          ----
Cash flows from operating activities:
 Net loss                                            $  (567,699)  $  (119,761)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                       362,355       134,191
     Loss on sale of fixed assets                          -            10,357
     Deferred income taxes                               (46,414)      (72,852)
     Change in assets and liabilities, net of
       effects from purchase of Austins Group:
         Inventories                                      10,621       (22,891)
         Prepaid expenses and other current assets       (65,342)        6,070
         Pre-opening costs                               (67,748)     (119,526)
         Accounts payable                               (215,786)       13,243
         Unredeemed gift certificates                    (12,555)       82,659
         Due to stockholder and related parties          (10,506)        9,506
                                                     -----------   -----------

          Net cash flows used in operating
            activities                                  (613,074)      (79,004)

Cash flows from investing activities:
 Proceeds from sale of fixed assets                        -               803
 Purchase of equipment and leasehold improvements     (2,342,270)     (561,851)
 Increase in other assets                               (486,843)      (98,268)
 Payment for purchase of Austins Group
   less cash received                                      -          (311,500)
 Purchase of certificates of deposit                       -          (284,390)
 Additions to intangible assets                         (325,000)        -
                                                     -----------   -----------

          Net cash flows used in investing
            activities                                (3,154,113)   (1,255,206)

Cash flows from financing activities:
 Cash overdraft                                          305,850         -
 Proceeds from debt                                      806,243         -
 Payments on debt                                       (870,318)      (48,251)
 Proceeds from issuance of common stock                3,407,500     1,500,000
                                                     -----------   -----------

          Net cash flows provided by financing
            activities                                 3,649,275     1,451,749
                                                     -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                           (117,912)      117,539

Cash and cash equivalents, beginning of period           117,912           373

                                                     -----------   -----------
Cash and cash equivalents, end of period             $     -       $   117,912
                                                     -----------   -----------
                                                     -----------   -----------

Cash paid for interest                               $     6,888   $    32,338
                                                     -----------   -----------
                                                     -----------   -----------

Supplemental disclosure of noncash investing
  and financing activities:
   Land acquired through seller financing            $   400,049   $      -

                     The accompanying notes are an integral part of these consolidated financial statements.

                            AUSTIN'S STEAKS & SALOON, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        ------


1.   THE COMPANY:

    Austins Steaks & Saloon, Inc. ("Austins" or the "Company") was organized as a Delaware corporation in December 1992 for the purpose of developing restaurants under the name "Austins Steaks & Saloon, Inc." Austins had no significant activities through December 31, 1993.

    On July 22, 1994, Austins purchased a 49% stock interest in five restaurant corporations, referred to as Austins Steaks & Saloons ("Group"). The aggregate cost to Austins for the purchase of those shares was approximately $643,000. The Company paid $290,000 at closing with another $290,000 due on January 3, 1995. The remaining amounts due were used to offset amounts receivable from the sellers at closing, with the balance paid in August 1994. Austins accounted for this transaction using the purchase method of accounting. In accordance with the purchase method of accounting, assets and liabilities acquired were recorded at the estimated fair values on the date of purchase. The purchase price exceeded the estimated fair value of the underlying net assets by a total of $119,266 and is being amortized over a period of 15 years. In addition to intangibles of $405,076 recorded, other assets were increased $20,000 and all other assets and liabilities had fair values which approximated book value.

    On August 1, 1994, the Company's stockholder who owned the remaining 51% of the five restaurant corporations exchanged his shares in those corporations for 699,000 shares of Austins common stock. On November 30, 1994, as part of a recapitalization of the Company, the stockholder returned 150,000 shares to the Company. Such shares were added to the Company's authorized and unissued shares of common stock. As a result of the recapitalization, the stockholder has received 549,000 shares in exchange for the 51% interest in the five restaurant corporations. Austins has accounted for this transaction as a combination of entities under common control and recorded the controlling stockholder's interest in the assets and liabilities of the separate entities using historical costs.

    As a result, Austins has become the owner of all of the outstanding shares of stock of each restaurant corporation and each such restaurant corporation has become a wholly-owned subsidiary of Austins. Certain unaudited pro forma financial information regarding the statement of operations, assuming the above transactions had been completed on January 1, 1994 follows:
                                                           Year Ended
                                                        December 31, 1994
                                                        -----------------
               Net sales                                     $8,905,685

               Net income                                    $   18,489

               Net income per share                          $      .02


    The above pro forma financial information includes the results of operations of the Group and of the Company. Pro forma adjustments to net income have been made to record (i) the amortization related to intangible assets acquired; and (ii) the provision for federal and state income taxes (assuming a combined 39% effective rate) as if the Group had been treated as a C Corporation (as each Corporation in the Group previously was a S Corporation).

                            AUSTIN'S STEAKS & SALOON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                        ------


1.  THE COMPANY, CONTINUED:

    Also, on August 1, 1994, an unrelated investor paid $1.5 million for 50% (700,000 shares) of Austins outstanding common stock. On November 30, 1994, this investor returned 150,000 shares to the Company in connection with the recapitalization referred to above. As a result, the investor received 550,000 shares of common stock for the $1.5 million investment.

    The financial statements at December 31, 1994 and for the year then ended reflect restaurant operating activity from the five restaurant corporations subsequent to their acquisition by the Company on July 22, 1994, and activity relating to restaurant corporations in Lincoln, Nebraska and Albuquerque, New Mexico.

    On February 1, 1995, the Company completed an initial public offering and sold 800,000 shares of common stock, with proceeds to the Company of approximately $3,380,000, net of $240,000 of offering costs associated with the offering.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a)  PRINCIPLES OF CONSOLIDATION:
         At December 31, 1995, the financial statements include the accounts of nine restaurant corporations. All significant accounts and transactions between the restaurants have been eliminated in consolidation. The following table summarizes the history of restaurant openings and the formation of related corporations:

   Corporations                  Restaurant Location          Opening Date
   ------------                  -------------------          ------------

   Missouri Development Co.      Omaha, Nebraska              September 1989
   Austins Omaha, Inc.           Omaha, Nebraska              January 1992
   Austins 72nd, Inc.            Omaha, Nebraska              December 1992
   Austins Columbia, Inc.        Columbia, Missouri           November 1993
   Austins New Mexico, Inc.      Santa Fe, New Mexico         April 1994
   Austins Lincoln, Inc.         Lincoln, Nebraska            December 1994
   Austins of Albuquerque, Inc.  Albuquerque, New Mexico      February 1995
   Austins of Scottsdale, Inc.   Scottsdale, Arizona          December 1995
   Austins Old Market, Inc.      Omaha, Nebraska              January 1996

    (b)  NATURE OF BUSINESS:
         The Company owns and operates moderately priced, casual dining restaurants featuring specialty prime rib dishes, a variety of fresh-cut, aged steaks, home-cooked entrees, salads and sandwiches. The Company's restaurants are located in the Midwest and Southwest Regions of the United States.

                            AUSTIN'S STEAKS & SALOON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                        ------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     (c) INCOME TAXES:
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns.

     (d) CASH AND CASH EQUIVALENTS:
         For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     (e) INVENTORIES:
         Inventories consist primarily of food and beverages for sale in the restaurants. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method, which is recalculated monthly.

     (f) EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
         Equipment and leasehold improvements are recorded at cost. Equipment is depreciated using the straight-line method based upon the estimated useful lives of the related assets which are primarily five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the assets.

     (g) PRE-OPENING COSTS:
         Labor costs and costs of hiring and training personnel and certain other costs relating to opening new restaurants are capitalized and amortized over 12 months using the straight-line method.

     (h) UNREDEEMED GIFT CERTIFICATES:
         The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of the certificates redeemed.

     (i) MANAGEMENT ESTIMATES:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (j) RECLASSIFICATIONS:
         Certain amounts from the prior year have been reclassified to conform to current year presentation.

                            AUSTIN'S STEAKS & SALOON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                        ------


3.   PREPAID EXPENSES AND OTHER CURRENT ASSETS:

    Prepaid expenses and other current assets include the following at December 31, 1995 and 1994:

                                                        1995            1994
                                                        ----            ----
               Rent                                   $128,208        $117,315
               Deferred offering costs                    -             91,502
               Real estate taxes                        21,394            -
               Supplies                                 49,075            -
               Insurance                                13,905          14,464
               Other                                    98,356          22,315
                                                      --------        --------

                                                      $310,938        $245,596
                                                      --------        --------
                                                      --------        --------

4.   OTHER ASSETS:

     Other assets at December 31 consist of the following:

                                                        1995            1994
                                                        ----            ----
         Land held for development (see Note 10)      $  533,183      $   -
         Liquor licenses                                 342,637        96,172
         Deposits                                         92,466        30,109
         Organization costs, net                          55,172        57,347
         Other                                            68,600        21,538
                                                      ----------      --------

                                                      $1,092,058      $205,166
                                                      ----------      --------
                                                      ----------      --------


    Liquor licenses acquired in certain states are considered to have unlimited lives due to state regulations and, accordingly, the acquisition cost of these licenses has been capitalized and is not amortized. The Company reviews the continuing value of the licenses on a periodic basis and provides for impairment if necessary. Organization costs incurred to establish new legal entities are capitalized and amortized over five years.

5.   NOTE RECEIVABLE FROM OFFICER:

    The note receivable from officer represents a noninterest-bearing receivable from the Company's President and Chief Executive Officer which matures in 1999.

                            AUSTIN'S STEAKS & SALOON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                        ------


6.   INTANGIBLE ASSETS:

    The Company's intangible assets consist of the following at December 31, 1995 and 1994:

                                       Estimated
                                        Useful
                                         Life            1995            1994
                                       ---------         ----            ----
               Trademarks              15 years        $113,336        $113,336
               Goodwill                15 years         119,266         119,266
               Leasehold interests   Life of leases     185,810         185,810
               Lease rights          Life of lease      325,000            -
                                                       --------        --------

                                                        743,412         418,412

               Less accumulated amortization             41,615          12,200
                                                       --------        --------

                                                       $701,797        $406,212
                                                       --------        --------
                                                       --------        --------

    The intangible assets are amortized using the straight-line method over the estimated useful lives as indicated above.

    The lease rights represent payment for favorable lease terms which includes decelerating rent payments over the life of the lease. The amount is being amortized on a straight-line basis over the life of the lease.

7.   INCOME TAXES:

    The income tax benefit for the year ended December 31, 1995 and 1994 was as follows:

                                                        1995            1994
                                                        ----            ----
               Deferred tax benefit:
                 Federal                              $ 40,694        $ 62,795
                 State                                   5,720          10,057
                                                      --------        --------

                                                      $ 46,414        $ 72,852
                                                      --------        --------
                                                      --------        --------

                            AUSTIN'S STEAKS & SALOON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                        ------


7.   INCOME TAXES, CONTINUED:

    Deferred tax liabilities (assets) are comprised of the following at December 31, 1995 and 1994:

                                                         1995           1994
                                                         ----           ----
               Intangibles                            $ 104,706       $103,903
               Equipment and leasehold improvements       5,913          4,397
               Other                                       -             7,500
                                                      ---------       --------

                                                        110,619        115,800
                                                      ---------       --------

               Loss carryforwards                      (224,580)       (69,386)
               Tax credit carryforwards                 (30,272)          -
               Less valuation allowance                 144,233           -
                                                      ---------       --------

                                                       (110,619)       (69,386)
                                                      ---------       --------

                                                      $    -          $ 46,414
                                                      ---------       --------
                                                      ---------       --------

    The net $127,528 increase in the valuation allowance for deferred tax assets relates to federal tax credits and federal and state net operating loss carryforwards. Benefit has been recognized for these items only to the extent deferred tax liabilities exist.

    The differences between the effective income tax rate and the federal statutory income tax rate (34%) for the year ended December 31, 1995 and 1994 are summarized below:

                                                        1995            1994
                                                        ----            ----
               Statutory federal income tax benefit   $ 208,798       $ 65,489
               Add (deduct) tax effect of:
                 State income tax benefit, net of
                   federal benefit                       23,734          7,873
                 Net operating losses and tax
                   credits for which no benefit
                   is currently available              (176,674)          -
                 Other, net                              (9,444)          (510)
                                                      ---------       --------

                                                      $  46,414       $ 72,852
                                                      ---------       --------
                                                      ---------       --------

    For the years ended December 31, 1995 and 1994, the Company incurred a net operating loss for federal income tax purposes of approximately $410,000 and $181,000, respectively. The net operating loss will be available to offset future taxable income through the year 2009 and 2010.

                            AUSTIN'S STEAKS & SALOON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                        ------


8.   LEASES:

    The Company has entered into long-term operating leases for the use of restaurant buildings and land. The minimum annual lease payments, excluding renewal options, required under these agreements are as follows:

               1996                            $  630,194
               1997                               623,747
               1998                               548,321
               1999                               470,353
               2000 and thereafter              2,495,152
                                               ----------

               Total                           $4,767,767
                                               ----------
                                               ----------

    Rent expense incurred during 1995 and 1994 on these leases amounted to $507,962 and $150,864, respectively.

9.   NOTE PAYABLE TO BANK:

    The note payable to bank consists of a promissory note which is due June 1, 1996. The maximum amount available under the promissory note is $700,000. Substantially all assets of the Company have been pledged as collateral on this loan. The note bears interest at the Bank's prime rate which is 8.5% at December 31, 1995.

    In January 1996, the Company entered into an additional note payable to a bank. The maximum amount available under the note is $300,000. The note is personally guaranteed by a stockholder of the Company.

10.  REAL ESTATE MORTGAGE NOTE PAYABLE:

    On October 31, 1995, the Company entered into a real estate mortgage note payable with Amrep Southwest, Inc. in the amount of $400,049. This note bears interest at 11% per annum with payments of $12,419 due every three months beginning February 1, 1996 with the note due in full on October 31, 1996. This note is collateralized by land in Rio Rancho, New Mexico which is being held for development.

                            AUSTIN'S STEAKS & SALOON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                        ------


11.  COMMON STOCK OPTIONS:

    On August 1, 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan (the Plan). An aggregate of 125,000 shares of common stock have been reserved for issuance under the Plan.

    As of December 31, 1994, 30,000 options had been granted to one officer (25,000 exercisable at $2.75 per share and 5,000 exercisable at $3.30 per share). Such options vest at a rate of 50% on the first two anniversaries of the date of grant. The exercise price was equal to fair value at the date of grant as determined by the Company's Board of Directors. On January 3, 1995, the officer resigned from the Company and 15,000 options were cancelled. The remaining 15,000 shares (exercisable at $2.75 per share) became immediately vested and are exercisable through June 3, 1996.

    On January 16, 1995, the Company granted 15,000 options to an officer of the Company at an exercise price of $4.25 a share. On July 28, 1995, the exercise price of these options were reduced to $3.375 per share. On July 28, 1995, the Company granted 10,000 options to a nonofficer employee at an exercise price of $3.375. These options vest at a rate of 50% on the first two anniversaries of the date of grant. The exercise price was equal to market price at the date of grant.

    Effective August 1, 1994, the Company granted a 100,000 share nonqualified option to its chief executive officer at an exercise price of $2.75 per share which expires July 31, 1999. The option is exercisable, in whole or in part, any time after July 31, 1995. The exercise price was equal to fair value at the date of grant, as determined by the Company's Board of Directors.

    In 1994, the Company's two principal stockholders granted options to purchase shares of their common stock to two employees of the Company. These nonofficer personnel were each granted an option to purchase 25,000 shares of common stock at a price of $2.75 per share. These options were terminated in 1995.

12.  RELATED PARTY TRANSACTIONS:

    During 1994, an affiliate provided management and administrative services, including accounting, real estate leasing, and marketing, to the Company for a fixed monthly fee of $1,000 per restaurant, with the exception of the Columbia, Missouri location. The affiliate provided payroll services, in addition to the management and administrative services, to the Columbia restaurant for a fixed monthly fee of $1,500.

    In August 1994, the Company terminated the services arrangements with the affiliate with the hiring of full-time executive and administrative personnel. The Company continues to use the affiliate for certain payroll and accounting services during a transition period. The affiliate is reimbursed for such services at amounts management believes are reasonable and comparable to the costs it would incur from unrelated third parties. Payroll responsibilities were assumed by the Company in the first quarter of 1995.

                            AUSTIN'S STEAKS & SALOON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                        ------


12.  RELATED PARTY TRANSACTIONS, CONTINUED:

    In June 1994, the Company's subsidiary, Austins Omaha, Inc., purchased from unrelated third parties the main restaurant property and two parking properties it had been leasing for one of its restaurants in Omaha, Nebraska for $533,000. The Company's sole stockholder, at the time, guaranteed the loan for these purchases. In August 1994, Austins Omaha, Inc. sold the properties to an affiliate for the identical amount of $533,000. The affiliate made certain paving and access improvements to the properties and leased them to Austins Omaha, Inc. under terms deemed to be comparable to fair market leases with unaffiliated third parties.

    During 1994, the Company also purchased used equipment from an affiliate to furnish new restaurants. The affiliate charged the Company for the actual acquisition cost incurred based upon payments made to unrelated third parties. In instances where the affiliate purchased a package of equipment, costs were assigned to individual assets based upon the fair market value of each asset relative to the fair market value of all equipment purchased. On January 1, 1995, the Company discontinued purchasing used equipment from the related party.

13.  RESTATEMENT:

    The 1995 financial statements have been restated to reflect land acquired through seller financing and a number of manually prepared checks and a wire transfer that had not been recorded in the Company's books as of December 31, 1995. The restatement increased previously reported prepaid expenses by $24,644, equipment and leasehold improvements by $61,253, other assets by $493,207, cash overdraft by $223,934, note payable by $400,049 and net loss and retained deficit by $44,879.

14.  SUBSEQUENT EVENTS:

    On March 21, 1996, the Company closed its Columbia, Missouri restaurant. This restaurant was closed due to its operating performance not meeting the Company's expectations. The estimated closing cost of $250,000 consists of the nonrealizable value of the equipment and leasehold improvements, expected loss on the lease, and the related costs to dispose of the unit. Net sales and net loss during 1995 were $856,149 and $40,751, respectively.

    In March 1996, a director and stockholder loaned the Company $200,000. The amount is payable upon demand, bearing interest at 1% over the prime rate.

    Currently, the Company is seeking to extend the maturities of the Company's existing debt to make the maturity dates more consistent with the cash flows of the Company. A major shareholder has expressed the ability and intent to fund working capital and approved capital expenditure requirements through December 31, 1996 to the extent that the Company is not able to fund such requirements with internal funds, refinancing of existing debt, and additional financing obtained.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       Austins Steaks & Saloon, Inc.



Date:      6/4/96                      By: /s/ Paul Schorr
     -------------------------             ------------------------------------
                                          Paul C. Schorr, III
                                          Its: Chairman of Board of Directors