Form 10QSB
period 1996-03-31
AUSTINS STEAKS & SALOON INC
filed 1996-06-04
CIK 930686

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                     FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         FOR THE PERIOD ENDED MARCH 31, 1996

           [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _____________________ TO ______________________

Commission file number 0-25366
                       -------

                            AUSTINS STEAKS & SALOON, INC.
          (Exact name of small business issuer as specified in its charter)

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

                                    (402) 466-2333
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---    ---

As of April 30, 1996, there were 1,910,000 shares of the issuer's common stock outstanding.

                            Part I:  Financial Statements


Item 1 - FINANCIAL STATEMENTS


                            AUSTINS STEAKS & SALOON, INC.
                             Consolidated Balance Sheets
                      as of March 31, 1996 and December 31, 1995


                                                                 March 31,
                                                                   1996        December 31,
                                                                (unaudited)       1995
                                                                -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                     $       --     $       --
  Inventories                                                      161,899        111,913
  Prepaid expenses & other current assets                          278,843        310,938
  Preopening costs                                                      --        255,512
                                                                ----------     ----------
          Total current assets                                     440,742        678,363
                                                                ----------     ----------

Equipment                                                        1,947,254      1,761,768
Leasehold improvements                                           3,017,206      2,852,730
                                                                ----------     ----------
                                                                 4,964,460      4,614,498
Accumulated depreciation & amortization                           (879,592)      (763,093)
                                                                ----------     ----------
     Equipment & leasehold improvements, net                     4,084,868      3,851,405
                                                                ----------     ----------
Intangibles, net                                                   694,436        701,797
Note receivable from officer                                            --         50,000
Other assets                                                     1,028,495      1,092,058
                                                                ----------     ----------
                                                                $6,248,541     $6,373,623
                                                                ----------     ----------
                                                                ----------     ----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                $   67,947     $  305,850
  Accounts payable                                                 709,388        419,180
  Interest payable                                                  60,931             --
  Unredeemed gift certificates                                      39,982        125,777
  Other notes payable-shareholders                                 200,000             --
  Notes payable to bank                                          1,155,914        550,000
  Real estate mortgage note payable                                400,049        400,049
  Reserve for loss on  abandonment                                 250,000             --
                                                                ----------     ----------
         Total current liabilities                               2,884,211      1,800,856
                                                                ----------     ----------

STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000 and 20,000,000
  shares authorized; 1,910,000 shares issued and outstanding)       19,100         19,100
  Additional paid-in capital                                     4,991,722      4,991,722
  Accumulated deficit                                           (1,646,492)      (438,055)
                                                                ----------     ----------
          Total stockholders' equity                             3,364,330      4,572,767
                                                                ----------     ----------
                                                                $6,248,541     $6,373,623
                                                                ----------     ----------
                                                                ----------     ----------




      The accompanying notes are an integral part of the consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                        Consolidated Statements of Operations
                  for the three months ended March 31, 1996 and 1995
                                     (unaudited)






                                                         1996                1995
                                                      -----------         -----------
Net Sales                                             $ 2,792,906         $ 2,527,859
Costs and expenses:
  Cost of sales                                         2,003,183           1,680,921
  Restaurant operating expenses                           827,885             572,055
  Amortization of preopening costs                             --              49,855
                                                      -----------         -----------
          Restaurant costs and expenses                 2,831,068           2,302,831
                                                      -----------         -----------
Restaurant operating income (loss)                        (38,162)            225,028
  General and administrative                              617,421             250,493
  Provision for loss on restaurant closing                250,000                  --
                                                      -----------         -----------
Loss from operations                                     (905,583)            (25,465)

Other expenses (income):
  Interest (income) expense, net                           47,342             (16,308)
                                                      -----------         -----------

Loss before income taxes and cumulative
 effect on change in accounting principle                (952,925)             (9,157)

Income tax benefit                                             --               3,000
                                                      -----------         -----------

Loss before cumulative
 effect on change in accounting principle                (952,925)             (6,157)

Cumulative effect on prior years
  of change in accounting principle (see Note 1b)        (255,512)                 --
                                                      -----------         -----------

Net loss                                              $(1,208,437)            $(6,157)
                                                      -----------         -----------
                                                      -----------         -----------



Net loss per share                                         $(0.63)             $(0.00)
                                                      -----------         -----------
                                                      -----------         -----------

Weighted average number of common shares outstanding    1,910,000           1,677,778
                                                      -----------         -----------
                                                      -----------         -----------




The accompanying notes are an integral part of the consolidated financial statements.

                           AUSTINS STEAKS & SALOON, INC.
              Consolidated Statement Of Changes In Stockholders' Equity
                    for the three months ended March 31, 1996
                                 (unaudited)



                                   Common Stock            Additional
                             ----------------------          Paid-In      (Accumulated
                             Shares         Dollars          Capital         Deficit)           Total
                             -------        -------        ----------     ------------        -----------
Balances, December 31, 1995  1,910,000      $19,100        $4,991,722     $   (438,055)       $ 4,572,767

Net loss                            --           --                --     $ (1,208,437)       $(1,208,437)
                             ---------      -------        ----------     -------------       ------------

Balances, March 31, 1996     1,910,000      $19,100        $4,991,722     $ (1,646,492)       $ 3,364,330
                             ---------      -------        ----------     -------------       ------------
                             ---------      -------        ----------     -------------       ------------



The accompanying notes are an integral part of the consolidated financial statements.

                              AUSTINS STEAKS & SALOON, INC.
                        Consolidated Statements Of Cash Flows
                 for the three months ended March 31, 1996 and 1995
                                     (unaudited)



                                                                         1996           1995
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(1,208,437)   $    (6,157)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
  Cumulative effect of change in accounting principle                    255,512             --
  Depreciation and amortization                                          123,860         62,057
  Deferred income taxes                                                       --         (3,000)
  Reserve for loss on  restaurant closing                                250,000             --
  Write-off of note receivable from officer                               50,000             --
  Write-off of other assets                                              169,914             --
  Changes in assets and liabilities:
    Inventories                                                          (49,986)         6,786
    Prepaid expenses and other current assets                             32,095           (127)
    Preopening costs                                                          --        (57,093)
    Accounts payable                                                     290,208        277,341
    Interest payable                                                      60,931             --
    Unredeemed gift certificates                                         (85,795)       (73,951)
    Due to stockholder and related parties                                    --         (4,783)
                                                                     -----------    -----------
          Net cash provided by (used in)  operating activities          (111,698)       201,073


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the maturity of  certificates of deposit                      --        290,000
  Purchase of equipment and leasehold improvements                      (349,962)      (566,718)
  Increase in other assets                                              (106,351)       (44,466)
                                                                     -----------    -----------
          Net cash used in investing activities                         (456,313)      (321,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of cash overdraft                                             (237,903)            --
  Payments on debt                                                            --       (990,000)
  Proceeds from debt                                                     805,914         85,925
  Proceeds from the issuance  of common stock                                 --      3,380,000
                                                                     -----------    -----------
          Net cash provided by financing activities                      568,011      2,475,925
                                                                     -----------    -----------

Net increase in cash and cash equivalents                                     --      2,355,814
Cash and cash equivalents, beginning of period                                --        117,912
                                                                     -----------    ----------
Cash and cash equivalents, end of period                             $        --    $ 2,473,726
                                                                     -----------    -----------
                                                                     -----------    -----------




The accompanying notes are an integral part of the consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                      Notes To Consolidated Financial Statements
                                     (unaudited)


1.  Summary of Significant Accounting Policies

    a)   Basis Of Presentation

         In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.

         A summary of the significant accounting policies followed by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") are set forth in the Notes To Financial Statements in the company's 1995 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1995 Annual Report on Form 10-KSB.

         b)   Change in Method of Accounting

         As of January 1, 1996, the Company changed the method of accounting for pre-opening costs. Labor costs and certain other costs relating to opening of new restaurants will be expensed as incurred. Previously, such costs were capitalized and amortized over a 12 month period on a straight-line basis. Although some retailers capitalize pre-opening costs, the Company believes expensing such costs as incurred is preferable and results in a more meaningful presentation of the Company's working capital. The cumulative effect of the change of $255,412 represents the reversal of the capitalized pre-opening costs as of December 31, 1995. The effect of this change for the quarter ended March 31, 1996, was to decrease the loss before
         cumulative effect of the change in accounting principle by   $30,761
         ($0.02 per average common share). On a pro forma basis, had this change occurred in the quarter ending March 31, 1995, net loss would increase by $7,235 with a negligible effect on loss per average common share.

2.  Loss on Closing of Restaurant

On March 21, 1996 the Company closed its Columbia, Missouri restaurant. This restaurant was closed due to its operating performance not meeting the Company's expectations. The estimated closing costs of $250,000 consist of the non-realizable value of the equipment and leasehold improvements, expected loss on lease, and the related costs to dispose of the unit.

3.  Other Assets

Other assets consisted of the following:


                                                                      March 31,
                                                                         1996       December 31,
                                                                     (unaudited)       1995
                                                                     -----------    -----------
Investment - land                                                    $   533,183    $   533,183
Liquor licenses                                                          448,988        342,637
Deposits                                                                      --         92,466
Organization costs, net                                                   46,324         55,172
Other                                                                         --         68,600
                                                                     -----------    -----------

                                                                     $ 1,028,495    $ 1,092,058
                                                                     -----------    -----------
                                                                     -----------    -----------




4.  Notes Payable

Notes payable consisted of the following:

                                                                      March 31,
                                                                        1996        December 31,
                                                                     (unaudited)       1995
                                                                     -----------    ---------
Note payable - shareholder (Roger Sack, due on demand, interest
rate of 1% in excess of Norwest Bank Nebraska "Base Rate")           $  200,000     $    --
                                                                     -----------    --------
                                                                     -----------    --------

Notes payable to bank:

  First National Bank of Omaha (due June 1, 1996, interest rate
  at bank's prime rate)                                                 700,000      500,000

  Norwest Bank Nebraska (due May 31, 1996, interest at
  National Money Market rate)                                           300,000      100,000

  First State Bank Santa Fe (due January 24, 1997, interest at
  Wall Street Journal prime rate plus 2.0%, collateralized by
  New Mexico liquor license #2668)                                       85,139           --

  First State Bank Santa Fe (due October 22, 1996, interest at
  Wall Street Journal prime rate plus 2.0%, collateralized by
  New Mexico liquor license #2532)                                       70,775           --
                                                                     -----------    --------
                                                                     $1,115,914     $550,000
                                                                     -----------    --------
                                                                     -----------    --------

Real estate mortgage note payable (Amrep Southwest, Inc.,
due October 31, 1996, interest at 11% per annum, collateralized
by Real Estate)                                                      $  400,049     $400,049
                                                                     -----------    --------
                                                                     -----------    --------


5.  Authorized Shares

Pursuant to stockholder approval at the Company's 1995 annual meeting, the number of shares of common stock authorized was reduced from 20,000,000 to 7,500,000 shares. This change was filed in the office of the Secretary of State of Delaware on January 24, 1996, and became effective on that date.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company currently operates eight steakhouse restaurants: Four are located in Omaha, Nebraska; and one each is located in Lincoln, Nebraska; Scottsdale, Arizona; Santa Fe, New Mexico; and Albuquerque, New Mexico. The Omaha restaurants were opened in September 1989, January 1992, December 1992, and January 1996; the Santa Fe restaurant was opened in April 1994; the Lincoln restaurant in December 1994; the Albuquerque restaurant was opened in February 1995; and the Scottsdale restaurant was opened in December 1995. On March 21, 1996 the company closed its Columbia, Missouri restaurant which opened in November 1993.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statement of Operations.

                                                    Three Months Ended
                                                         March 31
                                                     -----------------
                                                       1996      1995
                                                      ------    ------
Net sales                                              100%      100%
Costs and expenses:
   Cost of sales                                       71.7      66.5
   Restaurant operating expenses                       29.7      22.6
   Amortization of pre-opening costs                     --       2.0
                                                      -----     ------
     Restaurant costs and expenses                    101.4      91.1
                                                      -----     -----
Restaurant operating income (loss)                     (1.4)      8.9
  General and administrative                           22.1       9.9
  Provision for loss on restaurant closing              8.9     ( -- )
                                                      -----     -----
Loss from operations                                  (32.4)     (1.0)

Other expenses (income):
   Interest (income) expense, net                       1.7       0.7

(Loss) before income taxes and cumulative effect
  on change of accounting principle                   (34.1)     (0.3)

Income tax (benefit)                                     --      (0.1)
                                                      -----     -----

Loss before cumulative effect
  on change of accounting principle                   (34.1)     (0.2)

Cumulative effect on prior years change in
  accounting principle                                 (9.1)       --
                                                      -----     -----

Net loss                                              (43.2)%    (0.2)%
                                                      -------   -------
                                                      -------   -------

Store data:
Number of restaurants open, beginning of period          8         6
Number of restaurants open, end of period                8         7

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995


Net sales for the quarter ended March 31, 1996 were $2.8 million, an 12% increase from the comparable 1995 period net sales of $2.5 million. Net sales for the quarter ended March 31, 1996 include the operations of eight restaurants for the entire period and a ninth restaurant (Omaha-Old Market) for two months. For the quarter ended March 31, 1995 net sales include the operations of six restaurants for the entire period, and a seventh restaurant (Albuquerque) for approximately one month. The increase in net sales is due to the additional restaurants in operation during 1996. Same store sales for restaurants open more than one year decreased by 21.4%. The same store sales declines can be partially attributed to increased competition in the Company's more mature markets, and, to a lesser extent, traffic pattern changes due to road construction. The Company's net sales have also been adversely impacted by the negative effect that the addition of casino gambling has had on retail spending in its Omaha market.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) increased 18% to $2.0 million (or 71.7% of net sales) for the quarter ended March 31, 1996 from $1.7 million (or 66.5% of net sales) during the quarter ended March 31, 1995. The increase in cost of sales is primarily due to the additional restaurants in operation during 1996, as discussed above. The increase as a percentage of net sales is attributed mainly to the effect that lower same store volumes have on the fixed component of labor. The Company expects cost of sales to approximate their current levels in future periods, when expressed as a percentage of net sales.

Restaurant operating expenses were $827,885 (or 29.7% of net sales) for the quarter ended March 1996, compared to $572,055 (or 22.6% of net sales) in the comparable 1995 period. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The increase, as percentage of net sales, is due primarily to the relatively fixed nature of occupancy and advertising costs of the Company's newer restaurant locations, and lower same store sales volumes, as described above. Initially, the Company's newer locations generally experience lower revenue levels than the more mature locations. As a larger customer base is developed in the newer locations, these costs should be comparable to the Company's more mature locations, when expressed as a percentage of net sales. There can be no assurance that the Company's newer locations will develop significant customer bases.

Amortization of pre-opening costs was $49,855 or 2% of net sales for the quarter ended March 31, 1995. The decrease in dollars is due to the $255,512 cumulative effect of change in accounting principle. There were $63,348 of additional pre-opening costs in the first quarter of 1996 related to the Company's Omaha-Old Market restaurant. This amount has been included in restaurant operating expenses as of March 31, 1996.

General and administrative costs increased 146.5% during the first quarter ended March 31, 1996 to $617,421 (or 22.1% of net sales) from $250,493 (or 9.9% of net sales) in the comparable 1995 period. The increase in general and administrative costs was primarily due to the write-off of various abandoned assets including restaurant architectural prototype costs, computer equipment, development costs incurred for sites not to be developed, and receivables from the Company's former President and Chief Executive Officer which have been determined to be uncollectible, including the $50,000 note receivable from officer. Also included in general and administrative costs during the first quarter ended March 31, 1996 was approximately $73,000 in marketing development costs associated with the introduction of the Sadie Austins identity.

Interest expense for the quarter ended March 31, 1996, was $47,342 compared to interest income of $16,308 for the comparable 1995 period. The interest expense was due to the Company's borrowings compared to 1995 when the Company was recognizing interest income from investments.

On March 21, 1996, the Company closed its Columbia, Missouri restaurant. This restaurant was closed due to its operating performance not meeting the Company's expectations. The estimated closing costs of $250,000 consist of the non-realizable value of the equipment and leasehold improvements, expected loss on lease, and the related costs to dispose of the unit.

The Company incurred a net loss during the first quarter of 1996 of $1,208,437. This compares to a net loss of $6,157 in the first quarter of 1995. The increase in net loss is primarily due to the decrease in restaurant operating income resulting from decreased same-store sales, the increase in general and administrative costs, interest expense, restaurant closing costs, and the cumulative effect of the change in accounting that were discussed above.

Liquidity and Capital Resources


The Company currently has $700,000 of borrowing available to it under an agreement with First National Bank of Omaha, at a variable interest rate which was 9.25% at March 31, 1996. As of March 31, 1996 there was $700,000 outstanding under this agreement. Of this amount, $275,000 was used to purchase the leasehold and other improvements from the former tenant of the real property on which the Company's Scottsdale, Arizona restaurant is located, and a favorable sublease of the property. The total purchase price was $325,000. The Company continues to negotiate with prospective third parties to purchase these rights from the Company, and ultimately become the Company's landlord for this property. This bank agreement expires on May 31, 1996 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated. The Company also has $300,000 of borrowing available to it under a note payable to Norwest Bank Nebraska, N. A., which was entered into in January 1996. Currently, the Company has $300,000 outstanding under this note at an interest rate equal to the Norwest National Money Market Rate which was 9.25% at March 31, 1996. The Schorr Family Company, Inc. has guaranteed the Company's obligation under this note. This note expires on May 31, 1996 at which time it is expected that the note will be renewed. On March 18, 1996 the Company borrowed $200,000 from Roger D. Sack, a director of the Company, under a demand note with an interest rate equal to the Norwest Bank Nebraska "Base Rate" plus 1%.

The Company's capital requirements relate principally to the development of new restaurants and the operation of existing restaurants. Capital expenditures during the first three months of 1996 were $349,962 compared to $566,718 for the comparable period in 1995.

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

                             Part II:  Other Information


Item 3. - EXHIBITS AND REPORTS ON FORM 8-K.


a) Exhibit 18 - Preferability letter from Coopers & Lybrand L.L.P. regarding change in accounting method

b) Exhibit 27-Financial Data Schedule

c) Reports on Form 8-K

   A report was filed on Form 8-K on April 17, 1996.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      Austins Steaks & Saloon, Inc.



Date:        6-4-96                   By: /s/ Paul C. Schorr, III
      ---------------------------         ---------------------------------
                                         Paul C. Schorr, III
                                         Its: Chairman of Board of Directors