Form 10QSB
period 1996-06-30
AUSTINS STEAKS & SALOON INC
filed 1996-08-14
CIK 930686

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                     FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                          FOR THE PERIOD ENDED JUNE 30, 1996

           [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                        TO

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


As of July 31, 1996, there were 2,331,052 shares of the issuer's common stock outstanding.

                            Part I:  Financial Statements

Item 1 - FINANCIAL STATEMENTS

                            AUSTINS STEAKS & SALOON, INC.
                             Consolidated Balance Sheets
                      as of June 30, 1996 and December 31, 1995

                                                      June 30,
                                                        1996      December 31,
                                                    (unaudited)       1995
                                                     ----------     ----------


ASSETS
Current assets:
  Cash and cash equivalents                          $    -         $    -
  Inventories                                           150,500        111,913
  Prepaid expenses & other current assets               203,300        310,938
  Preopening costs                                        -            255,512
                                                     ----------     ----------
Total current assets                                    353,800        678,363
                                                     ----------     ----------
Equipment                                             1,963,948      1,761,768
Leasehold improvements                                3,126,499      2,852,730
                                                     ----------     ----------
                                                      5,090,447      4,614,498
Accumulated depreciation & amortization                (991,314)      (763,093)
                                                     ----------     ----------
     Equipment & leasehold improvements, net          4,099,133      3,851,405
                                                     ----------     ----------

Intangibles, net                                        687,076        701,797
Note receivable from officer                              -             50,000
Other assets                                          1,027,870      1,092,058
                                                     ----------     ----------

                                                     $6,167,879     $6,373,623
                                                     ----------     ----------
                                                     ----------     ----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                     $   97,554     $  305,850
  Accounts payable                                      763,876        419,180
  Interest payable                                       13,124          -
  Unredeemed gift certificates                           40,320        125,777
  Other notes payable-shareholders                       25,000          -
  Notes payable to bank                                 855,914        550,000
  Real estate mortgage note payable                     397,175        400,049
  Reserve for loss on abandonment                       202,784          -
                                                     ----------     ----------
Total current liabilities                             2,395,747      1,800,856
                                                     ----------     ----------


STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000
  and 20,000,000 shares authorized; 2,331,052
  and 1,910,000 shares issued and outstanding)           23,311         19,100
  Additional paid-in capital                          5,487,511      4,991,722
  Accumulated deficit                                (1,738,690)      (438,055)
                                                     ----------     ----------
Total stockholders' equity                            3,772,132      4,572,767
                                                     ----------     ----------
                                                     $6,167,879     $6,373,623
                                                     ----------     ----------
                                                     ----------     ----------

           The accompanying notes are an integral part of the consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                        Consolidated Statements of Operations
                                     (unaudited)






                                                          For the three months          For the six months
                                                              ended June 30                ended June 30
                                                          1996           1995           1996            1995
                                                       ---------      ---------      ---------      ---------

Net Sales                                             $2,658,244     $2,522,292     $5,451,150     $5,050,151

Costs and expenses:
  Cost of sales                                        1,845,120      1,674,292      3,848,303      3,355,213
  Restaurant operating expenses                          688,724        591,346      1,516,609      1,163,401
  Amortization of preopening costs                         -             68,336          -            118,191
                                                       ---------      ---------      ---------      ---------
     Restaurant costs and expenses                     2,533,844      2,333,974      5,364,912      4,636,805
                                                       ---------      ---------      ---------      ---------
Restaurant operating income                              124,400        188,318         86,238        413,346
  General and administrative                             178,317        228,016        795,738        478,509
  Provision for loss on restaurant closing                 -              -            250,000          -
                                                       ---------      ---------      ---------      ---------

Loss from operations                                     (53,917)       (39,698)      (959,500)       (65,163)

Other expenses (income):
  Interest (income) expense, net                          38,281        (30,976)        85,623        (47,284)
                                                       ---------      ---------      ---------      ---------
Loss before income taxes and cumulative
 effect on change in accounting principle                (92,198)        (8,722)    (1,045,123)       (17,879)

Income tax benefit                                         -              3,000          -              6,000
                                                       ---------      ---------      ---------      ---------

Loss before cumulative
 effect on change in accounting principle                (92,198)        (5,722)    (1,045,123)       (11,879)
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------

Cumulative effect on prior years
  of change in accounting principle (see Note 1b)          -              -           (255,512)         -
                                                       ---------      ---------      ---------      ---------

Net loss                                                $(92,198)       $(5,722)   $(1,300,635)      $(11,879)
                                                       ---------      ---------    -----------      ---------


Net loss per share                                        $(0.05)        $(0.00)        $(0.67)        $(0.01)
                                                          ------         ------         ------         ------

Weighted average number of common
  shares outstanding                                   1,974,031      1,900,000      1,937,016      1,789,503
                                                       ---------      ---------      ---------      ---------





        The accompanying notes are an integral part of the consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
              Consolidated Statement Of Changes In Stockholders' Equity
                        for the six months ended June 30, 1996
                                     (unaudited)




                                               Common Stock             Additional
                                               ------------               Paid-In       (Accumulated
                                         Shares          Dollars          Capital          Deficit)          Total
                                       ----------       ----------      -----------      -----------      -----------
Balances, December 31, 1995             1,910,000          $19,100       $4,991,722     $   (438,055)     $ 4,572,767

Issuance of shares                        421,052            4,211          495,789            -              500,000

Net loss                                    -                -                -          $(1,300,635)     $(1,300,635)
                                       ----------       ----------      -----------      -----------      -----------

Balances, June 30, 1996                 2,331,052          $23,311       $5,487,511      $(1,738,690)     $ 3,772,132
                                       ----------       ----------      -----------      -----------      -----------
                                       ----------       ----------      -----------      -----------      -----------





        The accompanying notes are an integral part of the consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                        Consolidated Statements Of Cash Flows
                   for the six months ended June 30, 1996 and 1995
                                     (unaudited)




                                                                                       June 30, 1996                June 30, 1995
                                                                                       -------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $(1,300,635)                 $   (11,879)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
  Cumulative effect of change in accounting principle                                       255,512                        -
  Depreciation and amortization                                                             255,816                      147,125
  Loss on sale of equipment                                                                   7,199                        -
  Deferred income taxes                                                                       -                           (6,000)
  Reserve for loss on restaurant closing                                                    250,000                        -
  Write-off of note receivable from officer                                                  50,000                        -
  Write-off of other assets                                                                 169,914                        -
  Write off of equipment                                                                     23,529                        -
  Changes in assets and liabilities:
    Inventories                                                                             (38,587)                       3,170
    Prepaid expenses and other current assets                                               107,638                      (25,236)
    Preopening costs                                                                          -                           10,429
    Other assets                                                                              -                         (435,470)
    Accounts payable                                                                        344,696                     (139,771)
    Interest payable                                                                         13,124                        -
    Unredeemed gift certificates                                                            (85,457)                     (90,303)
    Due to stockholder and related parties                                                    -                          (10,506)
    Reserve for loss on abandonment                                                         (47,216)                       -
                                                                                         ----------                   ----------
          Net cash provided by (used in) operating activities                                 5,533                     (558,441)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the maturity of  certificates of deposit                                      -                          290,000
  Proceeds from sale of equipment                                                             9,500                        -
  Purchase of equipment and leasehold improvements                                         (529,051)                    (724,720)
  Increase in other assets                                                                 (105,726)                       -
                                                                                         ----------                   ----------
          Net cash used in investing activities                                            (625,277)                    (434,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of cash overdraft                                                              (208,296)                       -
  Payments on debt                                                                           (2,874)                    (990,000)
  Proceeds from debt                                                                        830,914                      535,925
  Proceeds from the issuance  of common stock                                                  -                       3,407,500
                                                                                         ----------                   ----------
          Net cash provided by financing activities                                         619,744                    2,953,425
                                                                                         ----------                   ----------


Net increase in cash and cash equivalents                                                     -                        1,960,264
Cash and cash equivalents, beginning of period                                                -                          117,912
                                                                                          ---------                    ---------
Cash and cash equivalents, end of period                                                 $    -                       $2,078,176
                                                                                         ----------                   ----------





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

         b)   Change in Method of Accounting

         As of January 1, 1996, the Company changed the method of accounting for pre-opening costs. Labor costs and certain other costs relating to opening of new restaurants will be expenses as incurred.
         Previously, such costs were capitalized and amortized over a 12 month period on a straight-line basis. Although some retailers capitalize pre-opening costs, the Company believes expensing such costs as incurred is preferable and results in a more meaningful presentation of the Company's working capital. The cumulative effect of the change of $225,412 represents the reversal of the capitalized pre-opening costs as of December 31, 1995. The effect of this change for the six month period ending June 30, 1996, was to decrease the loss before cumulative effect of the change in accounting principle by $95,167 ($0.05 per average common share). On a pro forma basis, had this change occurred effective January 1, 1995, net loss would decrease by $11,432 for the six month period ending June 30, 1995 with a negligible effect on loss per average common share.

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

3.  Other Assets

Other assets consisted of the following:



                                                                            June 30,
                                                                              1996       December 31,
                                                                          (unaudited)        1995
                                                                          -----------    ------------
Investment - land                                                         $  533,183     $  533,183
Liquor licenses                                                              451,489        342,637
Deposits                                                                        -            92,466
Organization costs, net                                                       42,149         55,172
Other                                                                          1,049         68,600
                                                                          ----------     ----------

                                                                          $1,027,870     $1,092,058
                                                                          ----------     ----------
                                                                          ----------     ----------

4.  Notes Payable

Notes payable consisted of the following:


                                                                            June 30,
                                                                              1996       December 31,
                                                                          (unaudited)        1995
                                                                          -----------    ------------
Note payable to shareholder:

  Paul C. Schorr, III (due on demand, interest rate equal to
   the rate presently being charged by First National Bank of Omaha)          25,000           -
                                                                            --------       --------
                                                                            $ 25,000       $   -
                                                                            --------       --------
                                                                            --------       --------

Notes payable to bank:

  First National Bank of Omaha (due December 31, 1996,
  interest rate at bank's prime rate)                                        700,000        550,000

  First State Bank Santa Fe (due January 24, 1997, interest at
  Wall Street Journal prime rate plus 2.0%, collateralized by New
  Mexico liquor license #2668)                                                85,139           -

  First State Bank Santa Fe (due October 22, 1996, interest at
  Wall Street Journal prime rate plus 2.0%, collateralized by
   New Mexico liquor license #2532)                                           70,775           -
                                                                            --------       --------
                                                                            $855,914       $550,000
                                                                            --------       --------
                                                                            --------       --------
Real estate mortgage note payable (Amrep Southwest, Inc.,
due December 31, 1996, interest at 11% per annum, collateralized
by Real Estate)                                                             $397,175       $400,049
                                                                            --------       --------
                                                                            --------       --------

On June 12, 1996, notes payable to shareholders totaling $500,000 were exchanged for 421,052 shares of common stock.

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


                                                     Three months ended             Six months ended
                                                           June 30                       June 30
                                                     ------------------             ----------------
                                                      1996        1995               1996      1995
                                                     ------      ------             ------    ------
Net sales                                              100%        100%              100%        100%

Costs and expenses:
  Cost of sales                                        69.4        66.4              70.6        66.5
  Restaurant operating expenses                        25.9        23.4              27.8        23.0
  Amortization of pre-opening costs                     -           2.7               -           2.3
                                                     ------      ------            ------      ------
    Restaurant costs and expenses                      95.3        92.5              98.4        91.8
                                                     ------      ------            ------      ------
Restaurant operating income                             4.7         7.5               1.6         8.2
                                                     ------      ------            ------      ------
  General and administrative                            6.7         9.0              14.6         9.4
  Provision for loss on restaurant closing              -           -                 4.6         -
                                                     ------      ------            ------      ------
Loss from operations                                   (2.0)       (1.5)            (17.6)       (1.2)

Other expenses (income):
  Interest (income) expense, net                        1.5        (1.2)              1.6        (0.9)

Loss before income taxes and cumulative effect
  on change of accounting principle                    (3.5)       (0.3)            (19.2)       (0.3)

Income tax (benefit)                                    -          (0.1)              -          (0.1)
                                                     ------      ------            ------      ------

Loss before cumulative effect
  on change of accounting principle                    (3.5)       (0.2)            (19.2)       (0.2)

Cumulative effect on prior years change in
  accounting principle                                  -           -                (4.7)        -
                                                     ------      ------            ------      ------

Net loss                                               (3.5)%      (0.2)%           (23.9)%      (0.2)%
                                                     ------      ------            ------      ------
                                                     ------      ------            ------      ------

Store data:
Number of restaurants open, beginning of period           8           7                 8           6
Number of restaurants open, end of period                 8           7                 8           7

QUARTER AND YEAR-TO-DATE ENDED JUNE 30, 1996 COMPARED TO QUARTER
ENDED JUNE 30, 1995

Net sales for the second quarter ended June 30, 1996 were $2.7 million, a 5% increase from the second quarter 1995 revenues of $2.5 million. For the six months ended June 30, 1996, net sales increased 8% to $5.5 million from net sales of $5.1 million in the comparable 1995 period. For the quarter ended June 30, 1996 net sales include the operations of eight restaurants for the entire period. Net sales for the quarter ended June 30, 1995 include the operations of seven restaurants for the entire period. For the year-to-date ended June 30, 1996, net sales include the operations of seven restaurants for the entire period, an eighth restaurant (Columbia) for approximately three months and a ninth restaurant (Old Market) for five months. For the six months ended June 30, 1995, net sales include operation of six restaurants for the entire period, and a seventh restaurant (Albuquerque) for four months. The increase in net sales is due to the additional restaurants in operations during 1996. During the first six months of 1996, same store sales for restaurants open for more than one year decreased by 18% primarily because of decreased revenues from the Company's three mature Omaha stores. Increased competition, road construction, and the effect of expanded gambling with two new riverboat casinos opening within a 10 mile vicinity of the Omaha stores contributed to the decrease. Excluding the three mature Omaha units, same store sales decreased 2% during the first six months of 1996 compared to the prior year. The Company has increased food promotions to help enhance same store sales.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) increased 10% to $1.8 million (or 69.4% of net sales) during the second quarter of 1996, compared to $1.7 million (or 66.4% of net sales) in the 1995 second quarter. For the six month period ended June 30, 1996, cost of sales were $3.8 million (or 70.6% of net sales), a 15% increase from $3.4 million (or 66.5% of net sales) in the comparable 1995 period. The increase in cost of sales is primarily due to the additional restaurants in operation during 1996, as noted above. The Company expect cost of sales to approximate their current levels in future periods, when expressed as a percentage of net sales. The cost of sales increased as a percentage of net sales from the first quarter to the second quarter due to an increase of in-store promotions.

Restaurant operating expenses were $689,000 (or 25.9% of net sales) during the second quarter of 1996, compared to $591,000 (or 23.4% of net sales) in the comparable 1995 period. During the first six months of 1996, the costs rose 30% to $1.5 million (or 27.8% of net sales) from $1.2 million (or 23.0% of net sales) in the first six months of 1995. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The increase, as a percentage of net sales, during the first six months of 1996 is due primarily to the relatively fixed nature of occupancy and advertising costs of the Company's new locations and lower same store sales volumes, as noted above.

Amortization of pre-opening costs for 1995 was $68,000 (or 2.7% of net sales) for the second quarter and $118,000 (or 2.3% of net sales) for the six months ended June 30, 1995. The decrease is due to the $255,512 cumulative effect of the change in accounting principle during the first quarter of 1996. There was $63,348 of additional pre-opening costs expensed currently in the first quarter of 1996 related to the Company's Omaha-Old Market restaurant. This amount has been included in the restaurant operating expenses for the 1996 six month period.

General and administrative costs decreased 22% during the second quarter of 1996 to $178,000 (or 6.7% of net sales) from $228,000 (or 9.0% of net sales) in the comparable 1995 period. For the six months ended June 30, 1996, these costs rose 66% to 796,000 (or 14.6% of net sales) from $479,000 (or 9.4% of net sales) in the comparable 1995 period. The first six month period increase was primarily due to the write-off of various abandoned assets including restaurant architectural prototype costs, computer equipment, development costs incurred for sites not to be developed, and receivables from the Company's former President and Chief Executive Officer which have been determined to be noncollectible at this time, including the $50,000 note receivable from officer. Also included in general and administrative costs during the first six months of 1996 was approximately $73,000 in marketing development costs associated with the introduction of the Sadie Austin's identity. The decrease in the second quarter general and administrative costs from 1995 to 1996 was due to the decrease in corporate management personnel and controlling other overhead costs.

Interest expense approximated $38,000 during the second quarter of 1996 compared to net interest income of $31,000 in the comparable period. Year-to-date 1996 interest expense was $86,000 compared to net interest income of $47,000 in the same six month period of 1995. The interest expense was due to the Company's borrowing funds compared to 1995 when the Company was earning interest income from investments.

As reported in the first quarter, the Company closed its Columbia, Missouri restaurant on March 21, 1996 due to its operating performance not meeting the Company's expectations. The estimated closing costs of $250,000 consist of the non-realizable value of the equipment and leasehold improvements, expected loss on lease, and the related costs to dispose of the unit. Rock Bottom, Inc. signed an agreement with Austins on July 16, 1996 for $154,000 to purchase the equipment in the store and assumed the Columbia store lease.

As a result of the factors described above, the Company had a net loss during the 1996 second quarter of $92,000, and a net loss for the first six months of 1996 of $1.3 million. This compares to net loss of $6,000 in the second quarter of 1995, and $12,000 for the first six month period of 1995. The increase in net loss is primarily due to the decrease in restaurant operating income resulting from decreased same-store sales, the increase in general and administrative costs, interest expense, restaurant closing costs, and the cumulative effect of the change in accounting.

Liquidity and Capital Resources

The Company currently has $700,000 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 9.25% at June 30, 1996. Of this amount, $275,000 was used to purchase the leasehold and other improvements from the former tenant of the real property on which the Company's Scottsdale, Arizona restaurant is located, and a favorable sublease of the property. The total purchase price was $325,000. Due to the signing of the closing agreement for the Columbia store, the Company has decreased the outstanding balance by $154,000 on July 16, 1996. The Company will also begin paying down the principal $5,000 a week starting August 1, 1996. This bank agreement expires on December 31, 1996 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

The Company also renegotiated the maturity date on the real estate mortgage note from October 31, 1996 to December 31, 1996.

On January 30, 1996, the Company obtained a credit line from Norwest Bank Nebraska, N.A. of which The Schorr Family Company, Inc., a corporation in which Paul C. Schorr III, Chairman of the Company's Board of Directors, is President and Chief Executive Officer guaranteed $300,000 of such indebtedness. As of June 12, 1996, The Schorr Family Company, Inc. paid such indebtedness to Norwest Bank Nebraska, N.A. and the Company acknowledged a direct indebtedness to The Schorr Family Company, Inc. of $300,000. On March 18, 1996 the Company borrowed $200,000 from Roger D. Sack, a Director of the Company, at an interest rate of 1% over Norwest Bank Nebraska, N.A. base rate. As of June 12, 1996, The Schorr Family Company, Inc. and Roger D. Sack agreed to contribute the total $500,000 of indebtedness to the Company in exchange for a total of 421,052 shares of Common Stock of the Company. The number of shares was determined by averaging the average bid and asked prices of the Common Stock of the Company for the 10 trading days preceding June 12, 1996. The Schorr Family Company, Inc. owns 807,631 shares or 34.65% of the outstanding stock of the Company and Roger D. Sack owns 720,421 shares or 30.91% of the outstanding stock of the Company.
This transaction was approved by the Board of Directors.

The Company's capital requirements relate principally to the development of new restaurants, the operation of existing restaurants and the addition of patios on existing stores. Capital expenditures for the first six months of 1996 were $529,000 compared to $725,000 for the comparable period in 1995.

Currently, the Company is in the process of selling two liquor licenses in New Mexico and the Rio Rancho real estate. These sales will increase working capital and repay the related $553,000 debt we owe on these three items.

A major shareholder has expressed the ability and intent to fund working capital and approved capital expenditure requirements through December 31, 1996 to the extent that the Company is not able to fund such requirements with internal funds, refinancing of existing debt, and additional financing obtained.

                             Part II:  Other Information


Item 3. - EXHIBITS


a)  Exhibit 27 - Financial Data Schedule

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       Austins Steaks & Saloon, Inc.



Date:  August 14, 1996                 By:/s/ Tish Gade-Jones
    ------------------------------        --------------------------
                                             Tish Gade-Jones
                                             Chief Financial Officer