Form 10QSB
period 1996-09-30
AUSTINS STEAKS & SALOON INC
filed 1996-11-12
CIK 930686

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-QSB

        /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------
Commission file number   0-25366
                      -------------

                         AUSTINS STEAKS & SALOON, INC.
       (Exact name of small business issuer as specified in its charter)

          DELAWARE                                              86-0723400
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)

                          6940 "O" Street, Suite 334
                           Lincoln, Nebraska  68510
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
Yes  X    No
   -----    -----

As of October 31, 1996, there were 2,331,052 shares of the issuer's common stock outstanding.

                         Part I:  Financial Statements

Item 1 - FINANCIAL STATEMENTS

                         AUSTINS STEAKS & SALOON, INC.
                          Consolidated Balance Sheets
                as of September 30, 1996 and December 31, 1995

                                                                     September 30,
                                                                         1996       December 31,
                                                                     (Unaudited)      1995
                                                                     ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                          $         -   $        -
  Inventories                                                            123,285      111,913
  Prepaid expenses & other current assets                                175,627      310,938
  Preopening costs                                                             -      255,512
                                                                     -----------   ----------
Total current assets                                                     298,912      678,363
                                                                     -----------   ----------

Equipment                                                              1,783,981    1,761,768
Leasehold improvements                                                 2,931,658    2,852,730
                                                                     -----------   ----------
                                                                       4,715,639    4,614,498
Accumulated depreciation & amortization                               (1,025,769)    (763,093)
                                                                     -----------   ----------
     Equipment & leasehold improvements, net                           3,689,870    3,851,405
                                                                     -----------   ----------
Intangibles, net                                                         666,015      701,797
Note receivable from officer                                                   -       50,000
Other assets                                                           1,021,006    1,092,058
                                                                     -----------   ----------
                                                                     $ 5,675,803   $6,373,623
                                                                     -----------   ----------
                                                                     -----------   ----------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                     $    78,693   $  305,850
  Accounts payable                                                       628,526      419,180
  Interest payable                                                         7,280            -
  Unredeemed gift certificates                                            23,980      125,777
  Other notes payable-shareholders                                       155,261            -
  Notes payable to bank                                                  659,522      550,000
  Real estate mortgage note payable                                      395,679      400,049
                                                                     -----------   ----------
Total current liabilities                                              1,948,941    1,800,856
                                                                     -----------   ----------
STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000 and 20,000,000 shares
  authorized; 2,331,052 and 1,910,000 shares issued and outstanding)      23,311       19,100
  Additional paid-in capital                                           5,487,511    4,991,722
  Accumulated deficit                                                 (1,783,960)    (438,055)
                                                                     -----------   ----------
Total stockholders' equity                                             3,726,862    4,572,767
                                                                     -----------   ----------
                                                                     $ 5,675,803   $6,373,623
                                                                     -----------   ----------
                                                                     -----------   ----------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                         AUSTINS STEAKS & SALOON, INC.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                       For the three months    For the nine months
                                                        ended September 30      ended September 30
                                                         1996        1995         1996        1995
                                                      ----------  ----------  -----------  ----------
Net sales                                             $2,609,705  $2,320,711  $ 8,060,855  $7,370,862

Costs and expenses:
  Cost of sales                                        1,853,407   1,596,992    5,701,710   4,952,205
  Restaurant operating expenses                          711,689     635,465    2,228,298   1,798,866
  Amortization of preopening costs                             -      84,278            -     202,469
                                                      ----------  ----------  -----------  ----------
          Restaurant costs and expenses                2,565,096   2,316,735    7,930,008   6,953,540
                                                      ----------  ----------  -----------  ----------
Restaurant operating income                               44,609       3,976      130,847     417,322
  General and administrative                             112,290     212,742      908,028     691,251
  Loss (gain) on restaurant closing                      (56,002)          -      193,998           -
                                                      ----------  ----------  -----------  ----------
Loss from operations                                     (11,679)   (208,766)    (971,179)   (273,929)

Other expenses (income):
  Interest (income) expense, net                          33,591      (6,764)     119,214     (54,048)
                                                      ----------  ----------  -----------  ----------
Loss before income taxes and cumulative
 effect on change in accounting principle                (45,270)   (202,002)  (1,090,393)   (219,881)

Income tax benefit                                             -      34,000            -      40,000
                                                      ----------  ----------  -----------  ----------
Loss before cumulative
 effect on change in accounting principle                (45,270)   (168,002)  (1,090,393)   (179,881)

Cumulative effect on prior years
  of change in accounting principle (see Note 1b)              -           -     (255,512)          -
                                                      ----------  ----------  -----------  ----------
Net loss                                              $  (45,270) $ (168,002) $(1,345,905) $ (179,881)
                                                      ----------  ----------  -----------  ----------
                                                      ----------  ----------  -----------  ----------
Net loss per share                                        $(0.02)     $(0.09)      $(0.65)     $(0.10)
                                                      ----------  ----------  -----------  ----------
                                                      ----------  ----------  -----------  ----------
Weighted average number of common
  shares outstanding                                   2,331,052   1,910,000    2,065,962   1,814,444
                                                      ----------  ----------  -----------  ----------
                                                      ----------  ----------  -----------  ----------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                         AUSTINS STEAKS & SALOON, INC.
           Consolidated Statement Of Changes In Stockholders' Equity
                 for the nine months ended September 30, 1996
                                  (unaudited)

                                   Common Stock         Additional
                                 -----------------        Paid-In     (Accumulated
                                 Shares    Dollars        Capital        Deficit)       Total
                                 ------    -------      ----------    ------------      -----
Balances, December 31, 1995    1,910,000   $19,100      $4,991,722     $  (438,055)  $ 4,572,767
Issuance of shares               421,052     4,211         495,789               -       500,000
Net loss                               -         -               -      (1,345,905)   (1,345,905)
                               ---------   -------      ----------     ----------    -----------
Balances, September 30, 1996   2,331,052   $23,311      $5,487,511     $(1,783,960)  $ 3,726,862
                               ---------   -------      ----------     ----------    -----------
                               ---------   -------      ----------     ----------    -----------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                         AUSTINS STEAKS & SALOON, INC.
                     Consolidated Statements Of Cash Flows
             for the nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                                                September 30, 1996   September 30, 1995
                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(1,345,905)          $ (179,881)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
  Cumulative effect of change in accounting principle                     255,512                    -
  Depreciation and amortization                                           434,007              262,720
  Loss on sale of equipment                                                 7,911                    -
  Deferred income taxes                                                         -              (40,000)
  Loss on restaurant closing                                              193,998                    -
  Write-off of note receivable from officer                                50,000                    -
  Write-off of other assets                                               169,914                    -
  Write-off of equipment                                                  132,726                    -
  Changes in assets and liabilities:
    Inventories                                                           (11,372)              18,825
    Prepaid expenses and other current assets                             135,311              (48,747)
    Preopening costs                                                            -               93,449
    Other assets                                                                -             (693,685)
    Accounts payable                                                      209,346              (35,160)
    Interest payable                                                        7,280                    -
    Unredeemed gift certificates                                         (101,797)            (103,404)
    Due to stockholder and related parties                                      -              (10,506)
                                                                      -----------           ----------
Net cash provided by (used in) operating activities                       136,931             (736,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the maturity of  certificates of deposit                        -              290,000
  Proceeds from sale of equipment                                           9,550                    -
  Purchase of equipment and leasehold improvements                       (580,875)            (825,015)
  Increase in other assets                                                (98,862)                   -
                                                                      -----------           ----------
          Net cash used in investing activities                          (670,187)            (535,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of cash overdraft                                            (227,157)                   -
  Payments on debt                                                       (200,762)            (990,000)
  Proceeds from debt                                                      961,175              535,925
  Proceeds from the issuance  of common stock                                   -            3,407,500
                                                                      -----------           ----------
          Net cash provided by financing activities                       533,256            2,953,425
                                                                      -----------           ----------
Net increase in cash and cash equivalents                                       -            1,682,021
Cash and cash equivalents, beginning of period                                  -              117,912
                                                                      -----------           ----------
Cash and cash equivalents, end of period                              $         -           $1,799,933
                                                                      -----------           ----------
                                                                      -----------           ----------

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

     b)   Change in Method of Accounting

     As of January 1, 1996, the Company changed the method of accounting for pre-opening costs. Labor costs and certain other costs relating to opening of new restaurants will be expensed as incurred. Previously, such costs were capitalized and amortized over a 12 month period on a straight-line basis. Although some retailers capitalize pre-opening costs, the Company believes expensing such costs as incurred is preferable and results in a more meaningful presentation of the Company's working capital. The cumulative effect of the change of $255,512 represents the reversal of the capitalized pre-opening costs as of December 31, 1995. The effect of this change for the nine month period ending September 30, 1996, was to decrease the loss before cumulative effect of the change in accounting principle by $183,278 ($0.09 per average common share). On a pro forma basis, had this change occurred effective January 1, 1995, net loss would decrease by $93,449 ($0.05 per average common share) for the nine month period ending September 30, 1995.

2.   Loss on Closing of Restaurant

     On March 21, 1996 the Company closed its Columbia, Missouri restaurant. This restaurant was closed due to its operating performance not meeting the Company's expectations. Rock Bottom, Inc. signed an agreement with the Company on July 16, 1996 to purchase the equipment in the store and transfer the Columbia lease. The actual loss on closing was $193,998 consisting of the non-realizable value of the equipment and leasehold improvements, expected loss on lease, and the related costs to dispose of the unit. The Company had estimated closing costs of $250,000.

3.   Other Assets

Other assets consisted of the following:

                                                 September 30,
                                                     1996          December 31,
                                                  (unaudited)          1995
                                                 --------------    ------------

Investment - land                                  $  533,183      $  533,183
Liquor licenses                                       451,239         342,637
Deposits                                                    -          92,466
Organization costs, net                                36,584          55,172
Other                                                       -          68,600
                                                   ----------      ----------
                                                   $1,021,006      $1,092,058
                                                   ----------      ----------
                                                   ----------      ----------

4.   Notes Payable

Notes payable consisted of the following:

                                                                       September 30,
                                                                           1996        December 31,
                                                                        (unaudited)       1995
                                                                       -------------   ------------
Note payable to shareholder:

  Paul C. Schorr, III (due on demand, interest rate equal to
   the rate presently being charged by First National Bank of Omaha)       155,261              -
                                                                          --------       --------
                                                                          $155,261       $      -
                                                                          --------       --------
                                                                          --------       --------
Notes payable to bank:

  First National Bank of Omaha (due December 31, 1996,
  interest rate at bank's prime rate)                                      503,608        550,000

  First State Bank Santa Fe (due January 24, 1997, interest at
  Wall Street Journal prime rate plus 2.0%, collateralized by New
  Mexico liquor license #2668)                                              85,139              -

  First State Bank Santa Fe (due October 22, 1996, interest at
  Wall Street Journal prime rate plus 2.0%, collateralized by
   New Mexico liquor license #2532)                                         70,775              -
                                                                          --------       --------
                                                                          $659,522       $550,000
                                                                          --------       --------
                                                                          --------       --------
Real estate mortgage note payable (Amrep Southwest, Inc.,
due January 31, 1997, interest at 11% per annum, collateralized
by Real Estate)                                                           $395,679       $400,049
                                                                          --------       --------
                                                                          --------       --------


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

The matters discussed in this form 10-QSB contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions regarding the general economy and competition and other risks over which the Company has little or no control. Consequently, future results may differ from management's expectations.

RESULTS OF OPERATIONS
The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statement of Operations.

                                                        Three months ended    Nine months ended
                                                           September 30          September 30
                                                        ------------------    -----------------
                                                          1996      1995       1996       1995
                                                        -------    -------    -------    -------
Net sales                                                 100%       100%       100%       100%

Costs and expenses:
  Cost of sales                                          71.0       68.8       70.7       67.2
  Restaurant operating expenses                          27.3       27.4       27.7       24.4
  Amortization of pre opening costs                         -        3.6          -        2.7
                                                        -----      -----      -----      -----
     Restaurant costs and expenses                       98.3       99.8       98.4       94.3
                                                        -----      -----      -----      -----
Restaurant operating income                               1.7        0.2        1.6        5.7
                                                        -----      -----      -----      -----
  General and administrative                              4.3        9.2       11.2        9.4
  Loss (gain) on restaurant closing                      (2.2)         -        2.4          -
                                                        -----      -----      -----      -----
Loss from operations                                     (0.4)      (9.0)     (12.0)      (3.7)

Other expenses (income):
  Interest (income) expense, net                          1.3       (0.3)       1.5       (0.7)

Loss before income taxes and cumulative effect
  on change of accounting principle                      (1.7)      (8.7)     (13.5)      (3.0)

Income tax (benefit)                                        -       (1.5)         -       (0.6)
                                                        -----      -----      -----      -----
Loss before cumulative effect
  on change of accounting principle                      (1.7)      (7.2)     (13.5)      (2.4)

Cumulative effect on prior years change in
  accounting principle                                      -          -       (3.2)         -
                                                        -----      -----      -----      -----
Net loss                                                 (1.7)%     (7.2)%    (16.7)%     (2.4)%
                                                        -----      -----      -----      -----
                                                        -----      -----      -----      -----
Store data:
Number of restaurants open, beginning of period             8          7          8          6
Number of restaurants open, end of period                   8          7          8          7

QUARTER AND YEAR-TO-DATE ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Net sales for the third quarter ended September 30, 1996 were $2.6 million, a 12% increase from the third quarter 1995 revenues of $2.3 million. For the nine months ended September 30, 1996, net sales increased 9% to $8.1 million from net sales of $7.4 million in the comparable 1995 period. For the quarter ended September 30, 1996 net sales include the operations of eight restaurants for the entire period. Net sales for the quarter ended September 30, 1995 include the operations of seven restaurants for the entire period. For the year-to-date ended September 30, 1996, net sales include the operations of seven restaurants for the entire period, an eighth restaurant (Columbia) for approximately three months and a ninth restaurant (Old Market) for eight months. For the nine months ended September 30, 1995, net sales include operation of six restaurants for the entire period, and a seventh restaurant (Albuquerque) for seven months. The increase in net sales is due to the additional restaurants in operation during 1996. During the third quarter of 1996, same store sales for restaurants open for more than one year decreased by 8.2% primarily because of decreased revenues from the Company's three mature Omaha stores. Increased competition, road construction, and the effect of expanded gambling with two new riverboat casinos opening within a 10 mile vicinity of the Omaha stores contributed to the decrease. Excluding the three mature Omaha units, same store sales increased 13% during the third quarter of 1996 compared to the prior year. The Company has increased food promotions and added new menu items to help enhance same store sales.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) increased 16% to $1.9 million (or 71.0% of net sales) during the third quarter of 1996, compared to $1.6 million (or 68.8% of net sales) in the 1995 third quarter. For the nine month period ended September 30, 1996, cost of sales were $5.7 million (or 70.7% of net sales), a 15% increase from $5.0 million (or 67.2% of net sales) in the comparable 1995 period. The increase in cost of sales during the first nine months of 1996 is primarily due to the additional restaurants in operation during 1996, as noted above. The Company expects cost of sales to approximate their current levels in future periods, when expressed as a percentage of net sales. The cost of sales increased as a percentage of net sales from the third quarter of 1995 to the third quarter of 1996 due to an increase of in-store promotions.

Restaurant operating expenses were $712,000 (or 27.3% of net sales) during the third quarter of 1996, compared to $635,000 (or 27.4% of net sales) in the comparable 1995 period. During the first nine months of 1996, the costs rose 24% to $2.2 million (or 27.7% of net sales) from $1.8 million (or 24.4% of net sales) in the first nine months of 1995. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The decrease as a percentage of net sales for the third quarter of 1996 compared to the third quarter of 1995 is attributed mainly to a decrease in advertising costs and keeping variable operating costs to a minimum. The increase, as a percentage of net sales, during the first nine months of 1996 is due primarily to the relatively fixed nature of occupancy costs of the Company's locations and lower same store sales volumes, as noted above.

Amortization of pre-opening costs for 1995 was $84,000 (or 3.6% of net sales) for the third quarter and $202,000 (or 2.7% of net sales) for the nine months ended September 30, 1995. The decrease is due to the $255,512 cumulative effect of the change in accounting principle during the first quarter of 1996. There was $63,348 of additional pre-opening costs expensed currently in the first quarter of 1996 related to the Company's Omaha-Old Market restaurant. This amount has been included in the restaurant operating expenses for the 1996 nine month period.

General and administrative costs decreased 47% during the third quarter of 1996 to $112,000 (or 4.3% of net sales) from $213,000 (or 9.2% of net sales) in the comparable 1995 period. For the nine months ended September 30, 1996, these costs rose 31% to 908,000 (or 11.2% of net sales) from $691,000 (or 9.4% of net sales) in the comparable 1995 period. The first nine month period increase was primarily due to the write-off of various abandoned assets including restaurant architectural prototype costs, computer equipment, development costs incurred for sites not to be developed, and receivables from the Company's former President and Chief Executive Officer which have been determined to be noncollectible at this time, including the $50,000 note receivable from officer. Also included in general and administrative costs during the first nine months of 1996 was approximately $73,000 in marketing development costs associated with the introduction of the Sadie Austin's identity. The decrease in the third quarter general and administrative costs from 1995 to 1996 was due to the decrease in corporate management personnel and controlling other overhead costs.

Interest expense approximated $34,000 during the third quarter of 1996 compared to net interest income of $7,000 in the comparable period. Year-to-date 1996 interest expense was $119,000 compared to net interest income of $54,000 in the same nine month period of 1995. The interest expense was due to the Company's borrowing funds compared to 1995 when the Company was earning interest income from investments.

As reported in the first quarter, the Company closed its Columbia, Missouri restaurant on March 21, 1996 due to its operating performance not meeting the Company's expectations. The actual closing costs for the nine months ending September 30, 1996 were $193,998 consisting of the non-realizable value of the equipment and leasehold improvements, expected loss on lease, and the related costs to dispose of the unit. Rock Bottom, Inc. signed an agreement with the Company on July 16, 1996 for $154,000 to purchase the equipment in the store and assumed the Columbia store lease. The third quarter of 1996 closing costs resulted in a $56,002 gain as estimated closing costs for the restaurant were $250,000.

As a result of the factors described above, the Company had a net loss during the 1996 third quarter of $45,000, and a net loss for the first nine months of 1996 of $1.3 million. This compares to net loss of $168,000 in the third quarter of 1995, and $180,000 for the first nine month period of 1995. The increase in net loss for the first nine month period is primarily due to the decrease in restaurant operating income resulting from decreased same-store sales, the increase in general and administrative costs, interest expense, restaurant closing costs, and the cumulative effect of the change in accounting. The decrease in net loss for the third quarter 1996 compared to the third quarter of 1995 is due to an increase in consumer awareness, market acceptance, and the Company's focus on making all stores profitable while controlling overhead costs on the corporate management level. The Company has also focused their efforts on customer satisfaction through menu and service improvements as well as retaining employees whose skill and dedication enable the Company to execute the "roadhouse" concept successfully.

Liquidity and Capital Resources

The Company currently has $504,000 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.25% at September 30, 1996. Of this amount, $275,000 was used to purchase the leasehold and other improvements from the former tenant of the real property on which the Company's Scottsdale, Arizona restaurant is located, and a favorable sublease of the property. The total purchase price was $325,000. Due to the signing of the closing agreement on July 16, 1996 for the Columbia store, the Company has decreased the outstanding balance of $700,000 as of June 30, 1996 by $154,000. In addition, the Company began paying down the principal $5,000 a week starting August 1, 1996. This bank agreement expires on December 31, 1996 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

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

The Company's capital requirements relate principally to the development of new restaurants during the beginning of 1996, the operation of existing restaurants and the addition of patios on existing stores. Capital expenditures for the first nine months of 1996 were $581,000 compared to $825,000 for the comparable period in 1995.

Currently, the Company is in the process of selling two liquor licenses in New Mexico and the Rio Rancho real estate which were purchased in anticipation of opening new stores. These sales will increase working capital and repay the related $553,000 debt collateralized by these three assets.

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


                                       Austins Steaks & Saloon, Inc.


Date:    11-12-96                      By:   /s/  TISH GADE-JONES
     -----------------                    -------------------------------------
                                             Tish Gade-Jones
                                             Chief Financial Officer