Form 10KSB
period 1996-12-31
AUSTINS STEAKS & SALOON INC
filed 1997-04-14
CIK 930686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                  FORM 10-KSB
(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission file number        0-25366
                           -------------

                          AUSTINS STEAKS & SALOON, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                        86-0723400
             --------                        ----------
(State or other jurisdiction of   (I.R.S. employer identification no.)
incorporation or organization )

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

                          Common Stock, $ .01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X    No
                                                               -------    -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

Issuer's revenues for the year ended December 31, 1996.  $10,440,478.

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, was $743,438.

As of March 14, 1997 there were 2,331,052 shares of Common Stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held June 5, 1997 -
Part III.

Transitional Small Business Disclosure Format (Check One):  Yes        No  X
                                                                -----    -----

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     THE DISCUSSION IN THIS DOCUMENT CONTAINS TREND ANALYSIS AND OTHER FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS DOCUMENT AS A RESULT OF THE RISK FACTORS SET FORTH BELOW IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE RESULTS" AND ELSEWHERE IN THIS DOCUMENT.

GENERAL

     Austins Steaks & Saloon, Inc. (the "Company" or "Austins") owns and operates eight moderately priced, casual dining full-service Austins-Trademark- restaurants featuring specialty prime rib dishes, a variety of fresh-cut, aged steaks, home-cooked entrees, salads and sandwiches. Many of the beef products are hand-cut on site, and most of the Company's menu items are likewise prepared on site from fresh ingredients. The Company's restaurants offer lunches and dinners of generous portions at moderate prices. Management believes its restaurants appeal to a broad range of patrons by emphasizing consistently high-quality appealing food and attentive service by a well-trained, friendly staff for a moderate price. This appeal is enhanced by wood plank floors and corrugated tin finishes in the reception and bar areas, highlighted by wood paneling, and a western-style bar. To provide a comfortable, homey feel, the Company encourages its customers to bring ball caps, automobile license plates, and business cards to the restaurants for display in bar areas.

     Based upon the operations and experience the Company has obtained in creating, refining, and implementing its concept, Company management believes that its steakhouse restaurants can be expanded into many regions of the United States. Its short term strategy is to increase per unit sales, continue to reduce expenses and return to profitability. If that strategy can be accomplished, the Company's longer term growth strategy is to continue to develop Company-owned restaurants in particular areas in order to provide economies of scale in advertising, purchasing and management and greater exposure in the market area. Although competition in the restaurant industry is intense, the Company believes its Western Roadhouse concept will compete favorably.

COMPANY HISTORY

     Prior to August 1, 1994, each of the Company's five restaurants operated as separate corporations, and were each treated for federal and state income tax purposes as "S" Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable state tax laws. The Company was incorporated in December 1992 as a Delaware corporation and had no significant activity until July 1994. In July and August 1994, the Company acquired all of the outstanding stock of the five corporations. As a result of such transactions, the Company became the owner of all of the outstanding shares of each restaurant corporation, and each such restaurant corporation became a wholly-owned subsidiary of the Company. The Company currently has eight restaurant subsidiary corporations.

THE COMPANY'S RESTAURANT CONCEPT

     The Austins concept is designed to appeal to a broad spectrum of casual dining customers who are seeking a consistent and high-quality dining experience attentively served in a distinctive, relaxed atmosphere for a moderate price. Management seeks to provide this experience by serving a limited selection of tasty and interesting dishes that are prepared largely on site from fresh ingredients. Management believes that many multiple unit operators have lost their distinctiveness by over-reliance on commercially prepared foods served to consumers with too little attention to the complete dining experience desired by their customers. Austins provides a casual and comfortable environment and well-trained, enthusiastic service to its customers. The Company has focused its efforts upon a menu of well-prepared favorite dishes served in generous portions at moderate prices, which has attracted and expects to attract an acceptable share of the full-service, casual dining market. In the Omaha market, the Company has consistently received positive feedback from its guests, as the Company has been named Omaha, Nebraska's "best steakhouse" for the past two years.

     The Company believes that the Austins restaurant concept and menu are designed to attract loyal clientele who return with a high degree of frequency at both lunch and dinner. The decor of the Company's restaurants emulates a "Western Roadhouse" theme which features a variety of western and country artifacts, giving it a relaxed friendly feel. The restaurants' atmosphere is enhanced by the decor of the restaurants, which includes wood plank floors, subdued lighting, and upbeat country western music provided by a vintage decor jukebox. In addition, the Company also encourages its customers to bring ball caps, automobile license plates, and business cards to the restaurant for display, adding to Austins' distinctive identity. Austins is further distinguished by requiring from its meat purveyors high-quality, USDA top choice Nebraska steaks, substantially all of which are hand-cut fresh daily on site. High-quality ingredients are used for all menu items, including gravies, sauces and dressings, with minimal use of commercially prepared items. All meals are served in generous portions by a well-trained friendly staff. Austins provides full liquor and bar service at each of its restaurants, primarily as an added service to its clientele. Alcoholic beverage service accounted for approximately 13% and 12% of the Company's net sales for each of the years ended December 31, 1996, and 1995, respectively.

     The Company emphasizes highly attentive, friendly service by closely supervising restaurant operations and providing ongoing employee training and support. Company restaurants are open seven days a week, with an average per customer check of approximately $8.30 at lunch and $13.80 at dinner.

CORPORATE STRATEGY

     OPERATIONS STRATEGY - The Company believes that consistent quality in food preparation and presentation, coupled with attentive, friendly service delivered in a distinctive fun atmosphere at a moderate price will result in a perceived value to the customer. According to management's philosophy, quality food, service, atmosphere and perceived value are the four keys to success in the restaurant industry. Accordingly, Austins differentiates its restaurants by emphasizing the following elements:

     * Consistent high-quality products using the finest available fresh ingredients, carefully prepared, preserving a home-cooked taste, texture, and appearance.

     * High quality and attentive service, with each server generally being assigned to no more than three tables (four at lunch) to ensure prompt, attentive, and friendly service, assuring customer satisfaction.

     * The Western Roadhouse motif provides a unique, fun, and attractive restaurant to people from all walks of life and economic and social backgrounds, while welcoming children and permitting all members of the family to enjoy a quality dining experience.

     * The positioning of Austins in the full-service casual dining segment of the industry, offering generous portions at moderate prices.

     PROFITABILITY AND GROWTH STRATEGY - Because of the factors discussed under "Management's Discussion and Analysis for Plan of Operation", the Company has incurred net losses of approximately $2,000,000 over the past two years. The Company's immediate and short term goal is to seek ways, through advertising, variation of menu mix and selected variation of interior theme, to increase per unit sales. The Company may determine to sell one or two restaurant units which management does not believe can provide profitable growth to the overall operations. The Company will also look for continuing ways to reduce expenses, all with the goal of returning to profitability. To the extent the Company can return to profitability over the next several years, its longer term strategy would be to deliberately and selectively open additional restaurants where it believes it can utilize economies of scale with existing restaurants. There is no assurance that the Company will be successful in increasing sales of additional restaurant units to achieve any significant profitability.

MENU

     Austin's dinner menu features a well-rounded selection of high-quality specialty prime rib entrees, including a shrimp-stuffed and blackened, Cajun seasoned prime rib. Dinner also features an excellent selection of favorite steak cuts, including several oversize-cut entrees. Prime rib and steaks are cooked to order. One of the more popular items at both lunch and dinner is the Chicken Fried Steak, served with homemade mashed potatoes (skins on) and a cream gravy. A variety of home-style salads, chicken, fish, and barbecued items round out the dinner menu and provide a tasty alternative to diners who want a lighter meal. All dinners offer a complete meal. Choices of accompaniments include fresh-made salad or chili, homemade sugar biscuits and honey butter, and rice pilaf, twice-baked potato casserole, french fries, or mashed potatoes with homemade cream or brown gravy, sauteed vegetables or cottage cheese. The lunch menu features burgers with many optional garnishes to "build them from scratch," smaller cut luncheon steaks, in addition to several favorites from the dinner menu. The lunch and dinner menus also include a range of appetizers and desserts, and full bar service is available as an accompaniment to both meals. In 1996, the Company successfully piloted hardwood smoked and barbecued meats in two of its sites. The new barbecued pork, sausage, and brisket items now account for 18% to 25% of the two restaurants' total food sales.

RESTAURANT LAYOUT

     The Company believes that the decor and interior design of its restaurants are significant factors in its success. The restaurants' planked wood floors and the open layout of the dining area is intended to provide dining customers an expansive view of decor features, artifacts, and other design items and to enhance the casual dining atmosphere. The Company also designs its kitchen space for efficiency of work flow, with the goal of minimizing the amount of space required for production activities. Austins restaurants average approximately 6,000 square feet and include dining areas with seating averaging 200 customers. A bar area, typically seating an additional 15 patrons, is located adjacent to the reception area primarily to accommodate customers waiting for dining tables.

RESTAURANT LOCATIONS

     The following table sets forth the location, month and year of opening, and approximate square footage of the Company's operating restaurants:

    LOCATION                      DATE OPENED       APPROX. SQ. FT.

    11224 West Dodge Road         September 1989    3,620
    Omaha, Nebraska

    12020 Anne Street             January 1992      5,200
    Omaha, Nebraska

    1414 South 72nd Street        December 1992     10,000
    Omaha, Nebraska

    2400 Cerrillos Road           April 1994        5,817
    Santa Fe, New Mexico

    3940 Village Drive            December 1994     6,000
    Lincoln, Nebraska

    5201 San Mateo Blvd. N.E.     February 1995     6,000
    Albuquerque, New Mexico

    3636 North Scottsdale Road    December 1995     6,000
    Scottsdale, Arizona

    1101 Harney Street            January 1996      7,450
    Omaha, Nebraska

     On March 21, 1996, the Company closed its Columbia, Missouri restaurant which was opened in November 1993. This unit was closed because its performance was not meeting the Company's expectations.

MARKETING

     Austins restaurants are positioned as destination restaurants providing home-cooked food and full service to the casual dining market segment at a moderate price. Management has focused the Company's resources on providing its customers with superior quality, service, and perceived value in a distinctive atmosphere, and it has relied primarily on customer satisfaction and word-of-mouth to obtain repeat customers and attract new clientele. Subsequent to a restaurant's opening period, management believes that Austins' high perceived value acts as word-of-mouth advertising and, therefore, the Company has been able to maintain a minimal advertising budget of approximately 2% of sales. Recently, the Company hired Bozell Worldwide to help the Company position itself within the market. The Company anticipates this increase in marketing effort will enhance consumer awareness and strengthen traffic flow. In order to develop a strategic marketing plan and implement the Company's concept successfully, the marketing firm is currently performing a market study to discover where the Company stands in the eyes of its customers compared to its major competitors.

RESTAURANT OPERATIONS AND MANAGEMENT

     To control costs during seasonal changes, the Company decreased the number of salaried management personnel in 1996 from one general manager and three to four managers to one general manager, two to three managers and one hourly supervisor. Each restaurant also employs approximately 40 to 60 hourly employees, depending on the size of the restaurant, many of whom work part-time. The general manager of each restaurant carries primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company-established operating standards.

     The Company requires its management personnel to participate in a seven-week training program which emphasizes the Company's operating strategy, procedures, and standards. The executive management of the Company regularly visits the Company's restaurants to ensure that the Company's concept, strategy, and standards of quality are being adhered to in all aspects of restaurant operations. The Company's executive management have developed the restaurants' operations and management systems based upon their prior experience in the restaurant industry.

     Beginning January 1, 1996, the Company implemented an incentive-based compensation plan for its restaurant management that includes a base salary, a monthly bonus based on a predetermined percentage of their individual store's controllable operating profit, participation in the Company's 401(k) Plan, and annual stock option grants for its general managers.

PURCHASING

     The Company negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. Food and supplies are shipped directly to the restaurants. All shipments are inspected for quality and freshness by a manager upon receipt. The Company does not maintain a central product warehouse or commissary, nor has it experienced any significant delays in receiving restaurant supplies and equipment. The Company's major suppliers include Pegler Sysco Food Services Co., located in Lincoln, Nebraska, Ben E. Keith located in Albuquerque, New Mexico, and Sysco Food Services of Arizona, located in Phoenix, Arizona.

     The Company has utilized short term locked-in prices for its highest usage products, primarily beef, chicken, produce, and grocery, in order to minimize the impact of potential fluctuations in prices.

ACCOUNTING AND MANAGEMENT INFORMATION SYSTEMS

     The Company's in-store computer-based management system monitors the sales, labor and food costs of each restaurant, including average customer check, product mix, customer count, and a breakdown of sales between lunch and dinner. This system generates reports to management on a daily basis to allow management to evaluate trends in sales, labor and food costs.

COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location, and food quality. There are many well-established competitors with substantially greater financial and other resources than the Company. In the Company's view, its principal competitors are not only other steakhouses but also other restaurants offering a casual atmosphere and moderately priced meals. Expansion of the steakhouse concept has increased in recent years. In addition to traditional steakhouse restaurants, the Company expects to face competition from new entries into the steakhouse market. Other steakhouse chains have greater name recognition, are more well-established, and have significantly greater resources than the Company. Other competitors include a large number of national and regional restaurant chains, many of which have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's new restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefit costs, and a lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular. A new competitor, casino gambling, has entered the market and affected the economy in the past couple years. Many of the casinos offer free food or inexpensive buffets to lure customers. In the Omaha, Nebraska area, two new riverboat casinos opened in 1996 within a ten mile vicinity of the Company's four Omaha locations, which has impacted same-store sales. There can be no assurance that the Company will be able to compete successfully in the future with respect to any of the above factors.

     The Company believes that its "Western Roadhouse" concept, attractive price-value relationship, and quality of food and service enable it to differentiate itself from its competitors. While the Company believes that its restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high-quality, moderately priced food and a full-service distinctive dining environment.

GOVERNMENT REGULATION

     The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control. The failure of a restaurant to obtain or retain liquor or food service licenses would have a material adverse effect on its operations. To reduce this risk, each Company restaurant is operated in accordance with procedures intended to ensure compliance with applicable codes and regulations.

     The Company is subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. The Company currently operates in New Mexico, which has a "dram-shop" statute. Nebraska and Arizona have no such statute presently. The Company has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

     The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use, and environmental regulations. The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits, and other employee matters. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

     The federal Americans With Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and became effective as to employment in July 1992. The Company's restaurants are currently designed to be accessible to the disabled. The Company believes it is in substantial compliance with all current applicable regulation relating to restaurant accommodations for the disabled. However, the Company could be required to expend funds to modify its restaurants in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

TRADEMARKS

     The Company has entered into a Settlement Agreement with Equitable Life Assurance Society of the United States ("Equitable"), which provides that the Company and Equitable shall have concurrent use of the service mark "Austins". The Settlement Agreement provides that the Company shall have the right to use the service mark "Austins Steaks & Saloon," including the distinctive script and longhorn design, in all areas laying outside an area of 100 miles around St. Louis Park, Minnesota, said territory (the "Equitable Territory") being reserved for use by Equitable for its mark "Austins Steakhouse." The Settlement Agreement between the Company and Equitable was entered into after the Company had filed its federal registration application and had also filed a cancellation action against Equitable based upon the Company's prior appropriation of the "Austins" designation.

     The Company and Equitable have not effected the issuance of the federal concurrent use registration but have agreed, pursuant to the Settlement Agreement, to cooperate with one another and with the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office ("USPTO") to finalize such registration. If the concurrent use registrations are refused by the Trademark Trial and Appeal Board of the USPTO, Equitable has agreed that it will not enforce its federal service mark registration against the Company or the Company's successors or assigns for any alleged infringement based upon the use of the Austins Steaks & Saloon and design mark in any area laying outside of the Equitable Territory.

     The Company believes that it has substantial rights in its Austins Steaks & Saloon design and trademark, including such territories as the Central Midwest, South-Central Midwest, and Southwest regions of the United States, based upon the Company's actual usage and constructive usage derived from its pending U.S. trademark application, and intends to aggressively protect its marks from infringement and competing claims. The Company is aware of names and marks similar to the mark of the Company used by persons in certain geographic areas, including, specifically, two other restaurant service corporations located on the east coast which utilize the "AUSTINS" name in their trademark and design. Although the Company received a notice to cease and desist its trademark usage from one of these two corporations, neither corporation is actively seeking to prevent the Company's trademark usage. The Company will aggressively defend its Austins Steaks & Saloon trademark and design.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 318 employees, six of whom are corporate personnel, 34 of whom are restaurant management, and the remainder of whom are hourly restaurant personnel. Of the six corporate employees, two are in management positions and four are administrative employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

     All of the Company's current restaurants are located in leased space averaging approximately 6,000 square feet. Leases are negotiated with initial terms of five to twenty years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, and three provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes, and a pro rata portion of lessors' common area costs.

     The Company currently leases its executive offices which are located at 6940 "O" Street, Suite 334, Lincoln, Nebraska 68510. The Company believes that there is sufficient office space available at favorable leasing terms in the Lincoln, Nebraska area to satisfy the additional needs of the Company that may result from any required future expansion.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Common Stock of the Company has been traded on the NASDAQ Small-Cap Market System under the symbol "STAK" since January 25, 1995. Prior to that date, there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock as reported on the NASDAQ Small-Cap Market System:

  Fiscal Year Ended December 31, 1996 and 1995        High      Low
------------------------------------------------     ------    ------
First Quarter 1995 (from January 25, 1995)           $5.00     $3.875
Second Quarter 1995                                  $4.375    $3.25
Third Quarter 1995                                   $4.375    $2.75
Fourth Quarter 1995                                  $3.00     $1.50
First Quarter 1996                                   $2.125    $1.4375
Second Quarter 1996                                  $1.75     $ .875
Third Quarter 1996                                   $1.625    $1.00
Fourth Quarter 1996                                  $1.375    $ .625

     As of March 14, 1997, there were approximately 57 stockholders of record.

     The Company has never paid or declared cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of cash dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements, and other relevant factors.

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

OVERVIEW

     The Company currently operates eight steakhouse restaurants. Four are located in Omaha, Nebraska and one is located in each of Lincoln, Nebraska, Santa Fe, New Mexico, Albuquerque, New Mexico, and Scottsdale, Arizona. The Omaha restaurants were opened in September 1989, January 1992, December 1992, and January 1996. The Santa Fe restaurant was opened in April 1994, the Lincoln restaurant in December 1994, the Albuquerque restaurant in February 1995, and the Scottsdale restaurant in December 1995. The discussion of financial condition and results of operations included in the paragraphs that follow should be read in conjunction with the consolidated statements contained in this report.

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

                                      YEAR ENDED DECEMBER 31,

                                            1996                1995                1994
                                      -----------------    ----------------    ----------------
                                                                                 (Combined)
                                                 As a                As a                As a
Statement of Operations Data:                  Percent of          Percent of          Percent of
                                      Amount    Revenue    Amount   Revenue    Amount   Revenue
                                      ------    -------    ------   -------    ------   -------
Net Sales........................   $10,440,478  100.0%  $9,534,763  100.0%  $8,905,685  100.0%

Cost of Sales - Food/Beverage....     4,203,556   40.3    3,741,117   39.2    3,743,362   42.0

Cost of Sales - Labor............     3,186,378   30.5    2,769,132   29.0    2,544,984   28.6

Restaurant Operating Expenses....     2,406,883   23.1    2,116,268   22.2    1,356,538   15.2

Amortization of Pre-Opening
  Costs..........................        -         -        309,548    3.3       93,862    1.1

General and Administrative
  Expenses.......................     1,019,964    9.8      945,332    9.9      819,475    9.2

Loss on Restaurant Closing.......       193,998    1.8        -        -          -        -

Depreciation and Amortization....       542,752    5.2      330,064    3.5      237,157    2.7

Income (Loss) from Operations....    (1,113,053) (10.7)    (676,698)  (7.1)     110,307    1.2

Other Income (Expense)...........      (181,498)  (1.7)      62,585    0.7      (56,797)  (0.6)

Income (Loss) Before Income
  Taxes and Cumulative Effect
  of Change in Accounting
  Principle......................    (1,294,551) (12.4)    (614,113)  (6.4)      53,510    0.6

Income Tax Benefit...............         -        -        (46,414)  (0.5)     (72,852)  (0.8)

Income (Loss) Before Cumulative
  Effect of Change in
  Accounting Principle...........    (1,294,551) (12.4)    (567,699)  (6.0)     126,362    1.4

Cumulative Effect on Prior
  Years of Change in
  Accounting Principle...........      (255,512)  (2.4)       -        -          -        -

Net Income (Loss)................    (1,550,063) (14.8)    (567,699)  (6.0)     126,362    1.4

Pro Forma Net Income (Loss)......    (1,550,063) (14.8)    (567,699)  (6.0)      28,578    0.3

     The Company's revenues and expenses can be significantly affected by the number and timing of the opening of additional restaurants. The timing of the restaurant openings can also affect net sales and other period-to-date comparisons. Interim period results can also be affected by seasonal changes. During recent fiscal years, the Company's sales have been higher during the second and third quarters than during the first and fourth quarters, although not significantly. As of January 1, 1996, the Company changed the method of accounting for pre-opening costs. Labor costs and certain other costs relating to opening of new restaurants will be expensed as incurred. Previously, such costs were capitalized and amortized over a twelve-month period commencing with the restaurant opening.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO COMBINED YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996 increased 9.5% to $10.4 million from $9.5 million for the year ended December 31, 1995. Net sales for the year ended December 31, 1996 include the operations of seven restaurants for the full year, a eighth restaurant (Omaha-Old Market) for eleven-and-a-half months and a ninth restaurant (Columbia, MO) for two-and-a-half months. The increase in net sales is primarily due to one additional restaurant in operation during 1996 and the full year of operations for two restaurants opened in 1995. Annual sales decreased by 15.7% for the five restaurants open during the entire year of 1996 and 1995.

     Cost of sales (primarily, food, beverages, and direct labor) increased to $7.4 million for the year ended December 31, 1996, an increase of 13.5% from $6.5 million in the comparable 1995 period. This increase is primarily due to the additional restaurant operations in 1996 as discussed above. As a percentage of net sales, these costs increased from 68.2% in 1995 to 70.8% in 1996. This 2.6% increase relates mainly to an increase of in-store promotions and a greater investment in the restaurant manager's salary and bonus program to help attract and retain employees whose skill and dedication enable the Company to execute its concept successfully.

     Restaurant operating expenses for the year ended December 31, 1996 increased to approximately $2.4 million, or 23.1% of net sales, from $2.1 million, or 22.2% of net sales in 1995, an increase of 13.7%. The increase, as a percentage of net sales, is attributed to the relatively fixed nature of occupancy costs of the Company's locations and lower same-store sales volumes, as noted above.

     Amortization of pre-opening costs was $310,000, or 3.3% of net sales, for the year ended December 31, 1995. The decrease is due to the $255,512 cumulative effect of change in accounting principle as of January 1, 1996. There were $63,348 of additional pre-opening costs expensed in the first quarter of 1996 related to the Company's Omaha-Old Market restaurant. This amount has been included in the restaurant operating expenses for the year ended December 31, 1996.

     General and administrative costs increased 7.9% to $1 million in 1996 from $945,000 in 1995. As a percentage of net sales, general and administrative expenses decreased 0.1% to 9.8% of net sales in 1996, from 9.9% in 1995. The increase in absolute dollars is primarily due to the write-off of various abandoned assets including restaurant architectural prototype costs, development costs incurred for sites not developed, and receivables from the Company's former President and Chief Executive Officer which have been determined to be noncollectible at this time, including the $50,000 note receivable from officer. The decrease as a percentage of net sales is attributed to management controlling overhead costs and the decrease in corporate management personnel midway through the year.

     The Company closed its Columbia, Missouri restaurant on March 21, 1996 due to its operating performance not meeting the Company's expectations. The actual closing costs for the year ended December 31, 1996 were $193,998 consisting of the non-realizable value of the equipment and leasehold improvements, loss on lease, and the related costs to dispose the unit. Rock Bottom, Inc.

signed an agreement with the Company to purchase the equipment in the store and assume the Columbia store lease for $154,000.

     Depreciation and amortization increased to $543,000, or 5.2% of net sales, for the year ended December 31, 1996 from $330,000, or $3.5% of net sales, in the comparable 1995 period. The increase in absolute dollars is attributed to the increased number of restaurants in operation during 1996. The increase as a percentage of net sales is due to the decreased average revenue per unit and the relatively fixed nature of the depreciation and amortization costs.

     Other expense approximated $181,000 for the year ended 1996 compared to other income of $63,000 in the same 1995 period. Approximately $150,000 of the 1996 expense related to interest expense. The change in other income and expense was due to the Company borrowing funds in 1996 compared to 1995 when the Company was earning interest income from investments.

     As a result of the factors described above, 1996 loss from operations and net loss as a percentage of sales increased in comparison to 1995. These percentage increases reflect the decrease in same-store sales, interest expense, restaurant closing costs and the cumulative effect of the change in accounting principle. The negative sales trends resulted in lower-than-anticipated contributions from the Company's more mature Omaha stores during 1996 and increased market pressures system-wide. The Company attributes these declines primarily to increased competition in the core Omaha market, continued soft retail environment and expanded gambling with two new riverboat casinos opening within a 10 mile vicinity of the four Omaha stores.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO COMBINED YEAR ENDED DECEMBER 31, 1994

     Net sales for the year ended December 31, 1995 were $9.5 million, a 7% increase from $8.9 million for the year ended December 31, 1994. Net sales for the year ended December 31, 1994 include the operations of four restaurants for the full year, a fifth restaurant (Santa Fe) for nine months, and a sixth restaurant (Lincoln) for one month. Net sales for the year ended December 31, 1995 include the operations of six restaurants for the full year, a seventh restaurant (Albuquerque) for eleven months, and a eighth restaurant (Scottsdale) for 10 days. The increase in net sales is due to the additional restaurants in operation during 1995, partially offset by a 13% decrease in sales during 1995 at the four restaurants open during all of 1994 and 1995.

     Cost of sales increased 4% to $6.5 million for the period ending December 31, 1995 from $6.3 million for the comparable 1994 period. This increase is due primarily to the additional restaurants in operation in 1995, as described above. As a percentage of net sales, these costs approximated 68.3% in 1995 compared to 70.6% in 1994. This percentage decrease relates mainly to improved food and beverage margins due primarily to better pricing and improved controls to reduce waste and spoilage.

     Restaurant operating expenses were $2.1 million, or 22.2% of net sales, for the year ended December 31, 1995, a 56% increase from $1.4 million, or 15% of net sales, in the comparable period in 1994. These expenses represent primarily the cost of occupancy, including rent, maintenance, and utilities, and various other costs. The increase, as a percentage of net sales, is attributed mainly to a decline in the average revenue per unit, and the associated effect that these relatively fixed costs have on operating margins. Increased advertising during the second half of the year also contributed to the percentage increase in operating expenses.

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

     General and administrative costs increased 15.3% to $945,000 for the year ended December 31, 1995 compared to $819,000 for the comparable 1994 period. As a percentage of net sales, these costs rose to 9.9% in 1995 from 9.2% in 1994. This increase in absolute dollars and as a percentage of net sales is primarily related to the Company having a full complement of corporate personnel for the full year of 1995 versus only 6 months of comparable staffing during 1994.

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

     The Company's net loss for the year ended December 31, 1995 approximated $568,000. Two of the Company's newer units located in Lincoln, Nebraska and Albuquerque, New Mexico did not perform as anticipated, generating combined pretax operating losses of $467,000. Further, the Company's more mature restaurants experienced same-store sales declines which decreased the contribution from those units. Increased competition (especially in the Company's core Omaha, Nebraska market), road construction near the Company's second highest volume unit, and a continued soft retail environment contributed to the decrease. In view of these negative trends, and in an effort to heighten the customers' perceived value, the Company increased its costs related to advertising, training, portion sizes, and service, which further eroded the operating margins during 1995.

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at the federally established minimum wage level, and, accordingly, changes in such wage level could affect the Company's labor costs. To date, inflation has not had a material impact on operating margins.

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

     Net cash provided and used by operating activities was $6,000 and $613,000 for the years ended December 31, 1996 and 1995, respectively. The Company had a working capital deficit of $1,048,000 and $1,122,000 at December 31, 1996 and 1995, respectively. The Company does not have significant receivables or inventory.

     The Company's capital requirements relate principally to the development of new restaurants and the operation of existing restaurants. Capital expenditures for the restaurant construction and related equipment were $617,000 for the year ended December 31, 1996 and $2,342,000 for the year ended December 31, 1995.

     The Company currently has $454,725 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.25% at December 31, 1996. Of this amount, $275,000 was used to purchase the leasehold and other improvements from the former tenant of the real property on which the Company's Scottsdale, Arizona restaurant is located, and a favorable sublease of the property. The total purchase price was $325,000. The Company began paying down the principal $5,000 a week including interest starting August 1, 1996. This bank agreement expires on January 16, 1998 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

     On January 30, 1996, the Company obtained a credit line from Norwest Bank Nebraska, N.A. of which the Schorr Family Company, Inc., a corporation in which Paul C. Schorr III, Chairman of the Company's Board of Directors, is President and Chief Executive Officer, guaranteed $300,000 of such indebtedness. As of June 12, 1996, the Schorr Family company, Inc. paid such indebtedness to Norwest Bank Nebraska, N.A. and the Company acknowledged a direct indebtedness to the Schorr Family Company, Inc. of $300,000. On March 18, 1996 the Company borrowed $200,000 from Roger Sack, a Director of the Company, at an interest rate of 1% over Norwest Bank Nebraska, N.A. base rate. As of June 12, 1996, the Schorr Family Company, Inc. And Roger D. Sack agreed to contribute the total $500,000 of indebtedness to the Company in exchange for a total of 421,052 shares of Common Stock of the Company. The number of shares was determined by averaging the average bid and asked prices of the Common Stock of the Company for the 10 trading days preceding June 12, 1996. The Schorr Family Company, Inc. owns 807,631 shares or 34.65% of the outstanding stock of the Company and Roger D. Sack owns 720,421 shares or 30.91% of the outstanding stock of the Company.
This transaction was approved by the Board of Directors.

     During 1996, the Company borrowed $207,000 from The Schorr Family Company, Inc. due December 31, 1998 with an interest rate equal to the First National Bank of Omaha "Base Rate."

     The Company obtained a line of credit from First Bank, N.A. on January 27, 1997 in the amount of $395,000 at an initial interest rate of 8.25%. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale. The Company currently has $150,000 borrowed against the line to pay off existing debt.

     Currently, the Company is in the process of selling two liquor licenses in New Mexico and the Rio Rancho real estate which were purchased in anticipation of opening new stores. These sales will increase working capital, support the renovation needed for the mature Omaha stores and repay the related $550,000 debt collateralized by these three assets and other various debt listed on the balance sheet. Management believes the Company has the financial resources in light of projected cash flow to maintain its current level of operations throughout 1997. There can be no assurance that the Company will be successful in its attempt to sell the assets offered for sale at a profit and maintain profitable operations to the extent necessary to meet existing debt service requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FACTORS AFFECTING FUTURE RESULTS

     The Company currently operates eight steakhouse restaurants in five different cities. The Company's strategy at the time that it went public in January, 1995 was to achieve significant profitability and use proceeds from the public offering as well as other internally and externally generated funds to expand its steakhouse restaurant concept to sixteen to twenty restaurants over a several year period.

Intense and significant competition from other national and regional steakhouse restaurant chains and from "subsidized" food offerings by newly opened gambling establishments adjacent to the Omaha, Nebraska market have created significant operational and expansion difficulties for the Company. National steakhouse chains such as Lone Star and Outback have expanded significantly in the Omaha, Nebraska market where the Company has half of its restaurants. Riverboat and fixed site gambling institutions in Council Bluffs, Iowa, directly across the river from Omaha, Nebraska, not only draw discretionary food dollars to gambling, but offer similar type prime rib and steak dinners at subsidized prices. Because the number of restaurants operated by the Company is relatively small, significant declines in per unit sales, such as the Company has experienced over the past two years, have a significant impact on operating results because there are fewer restaurants over which to spread fixed operating costs. Although the national steakhouse chains such as Lone Star and Outback are also affected by the gambling operations, those organizations have significantly greater resources to withstand such competition, including the ability to "coupon" and advertise.

     The Company has significantly reduced its management and operational costs over the past year to try to lessen the impact of lower per unit sales. Management is also working vigorously to explore changes in menu mix, pricing, advertising and limited restaurant theme modification to meet this competition and increase per unit sales. There can be no assurance that the Company will be able to achieve these goals.

     On March 21, 1996 the Company closed its Columbia, Missouri restaurant which was opened in November, 1993. This unit was closed due to the unit's operating performance not meeting the Company's expectations. The Company may seek to close one or two of its other restaurant units if their operating performance does not appear to be capable of meeting the company's expectations.

     Over the short term, the Company's objectives are to return to profitability and enhance shareholder value. If profitability can be achieved, the Company believes it will be in a position to obtain additional funds to finance expansion. Current management intends, however, to be cautious and deliberate in expansion and will look for opportunistic situations. Management cannot predict when the Company may return to any significant profitability and further cannot predict whether, in such event, it will be able to obtain additional financing and expand according to its strategies. The inability of the Company to expand its restaurant operations will make it difficult to achieve and grow significant shareholder value.

     In addition to the competitive factors cited above, the restaurant business is one of the most highly competitive in the United States and has one of the highest failure rates. Restaurant business is affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Any adverse changes in any of these factors may impact the Company's ability to achieve profitability even if it is able to increase per unit sales. In the Omaha and Lincoln, Nebraska markets, the Company's results are also affected by adverse weather conditions. Adverse weather conditions not only may affect basic food costs, but during periods of extreme cold and snow, consumers do not eat out as much.

     The restaurant business is subject to various federal, state, and local regulations, including those relating to the sale of food and alcoholic beverages. While the Company to date has not experienced any material difficulties in obtaining necessary governmental approvals, the failure to obtain or retain food and liquor licenses or any other governmental approvals could have a material adverse effect on the Company's results of operations. In addition, restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes, and similar matters over which the Company has no control. The Company is also subject in certain stages to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as a part of its existing comprehensive general liability insurance in all states, including any possible "dram shop" statutes. Although, the Company has never been named as a defendant in a lawsuit involving "dram shop" statutes, if the Company is named a defendant in any such lawsuits, and the plaintiff prevails, the Company could face significant liability. Any such liability could have a material adverse effect on the Company's results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the financial statements set forth on pages F-1 through F-16 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; OMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be held June 5, 1997 ("1997 Proxy Statement") under the captions "Election of Directors" and "List of Current Officers of the Company."

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.
                                     17

ITEM 10.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's 1997 Proxy Statement under the caption "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's 1997 Proxy Statement under the caption "General" and "Election of Directors."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's 1997 Proxy Statement under the caption "Related Party Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:                                                          Page No.

     3.1*     Certificate of Incorporation of the Company, as amended
     3.2*     Bylaws of the Company
     10.2*    Stock Purchase Agreement among the Company, The Schorr
              Family Company, Inc. and Norman A. Lies
     10.5*    Lease dated January 18, 1989, between John Kai-Chee Moy
              and Cindie Suk-Ching Moy and Missouri Development Company
     10.7*    Lease Agreement dated October 16, 1992, between Central
              Investment Co., Ltd. and Austins 72nd, Inc.
     10.8*    Lease Agreement dated May 27, 1993, between Richard H. Knipp and Austins of Columbia, Inc.
     10.9*    Standard Commercial Shopping Center Lease dated August 1, 1993, between Kinder-Crow L.P. and Austins of New Mexico, Inc.
     10.10*   Commercial Lease dated March 10, 1994, between Jack Irwin and
              Austins Lincoln, Inc.
     10.11*   1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified
              Stock Option Plan, as amended
     10.12A*  Option Agreement between the Company and Sidney H. Sweet, dated August 1, 1994
     10.12B*  Amended Option Agreement between the Company and Sidney H.
              Sweet, dated November 30, 1994
     10.13*   Settlement Agreement dated March 24, 1994, between Missouri
              Development Company and Equitable Life Assurance Society of
              the United States
     10.14*   Employment Agreement between the Company and Sidney H. Sweet dated November 1, 1994
     10.15**  Lease Agreement dated August 15, 1994, between Jacob Alcon and
              Petrita Alcon and Austins of Albuquerque, Inc.
     10.16*** Lease Agreement dated July 19, 1995 between 1101 Harney LLC and Austins Old Market, Inc.
     10.17*** Sublease Agreement dated May 17, 1995 between Collins
               Properties, Inc. and the Company
     10.18*** Real Estate Mortgage Note dated October 1995 between
              AMREP SOUTHWEST, INC. and the Company
     10.18.1  Amended Real Estate Mortgage Note dated January 31,             21
              1997 between AMREP SOUTHWEST, INC. and the Company
     10.19*** Commercial Note dated January 30, 1996 between Norwest Bank
              Nebraska, N.A. and the Company
     10.20*** Commercial Note dated March 18, 1996 between Roger D. Sack and the Company
     10.21*** Guaranty by Corporation dated January 30, 1996 between The
              Schorr Family Company, Inc. and Norwest Bank Nebraska, N.A.
     10.22    Commercial Note dated March 21, 1997 between First National
              Bank of Omaha and the Company                                   24
     10.23    Commercial Note dated January 27, 1997 between First Bank
              National Association and the Company                            28
     21       Subsidiaries of the Issuer:
                    Missouri Development Company
                    Austins Albuquerque, Inc.
                    Austins Omaha, Inc.
                    Austins 72nd, Inc.
                    Austins Lincoln, Inc.
                    Austins New Mexico, Inc.
                    Austins Old Market, Inc.
                    Austins Scottsdale, Inc.
                    Austins Rio Rancho, Inc.
                    Austins Albuquerque East, Inc.
     23.1     Consent of Coopers & Lybrand L.L.P.                             38

-------------
* Incorporated by reference to the specific exhibit to the Form SB-2 Registration Statement, as filed with the Securities and Exchange Commission on January 23, 1995, Registration No. 33-84440-D.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUSTINS STEAKS & SALOON, INC.



Dated:  April 9, 1997              By: /s/ Trisha N. Gade-Jones
                                       -------------------------------------
                                       Trisha N. Gade-Jones
                                       Chief Financial Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                    Title                  Date
       ---------                    -----                  ----

/s/ Paul C. Schorr III      Chairman of the Board      April 7, 1997
----------------------
Paul C. Schorr III

/s/ B. Scott Ball           Director                   April 8, 1997
----------------------
B. Scott Ball

/s/ Roger D. Sack            Director                  April 7, 1997
-----------------------
Roger D. Sack

                         AUSTINS STEAKS & SALOON, INC.
                         INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----
Austins Steaks & Saloon, Inc.

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . .  F-4
Consolidated Statements of Changes in Stockholders' Equity. . . . . . . .  F-5
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . .  F-6
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .  F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Austins Steaks & Saloon, Inc.

We have audited the accompanying consolidated balance sheets of Austins Steaks & Saloon, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Austins Steaks & Saloon, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in 1996.

                                       COOPERS & LYBRAND L.L.P.

Omaha, Nebraska
March 27, 1997

                         AUSTINS STEAKS & SALOON, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                        ASSETS                                       1996                  1995
                                                                 ------------         ------------
CURRENT ASSETS:
  INVENTORIES                                                    $    127,885         $    111,913
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                           272,297              310,938
  PRE-OPENING COSTS                                                         0              255,512
                                                                 ------------         ------------
           TOTAL CURRENT ASSETS                                       400,182              678,363
                                                                 ------------         ------------
EQUIPMENT                                                           1,790,354            1,761,768
LEASEHOLD IMPROVEMENTS                                              2,960,973            2,852,730
                                                                 ------------         ------------
                                                                    4,751,327            4,614,498
ACCUMULATED DEPRECIATION AND AMORTIZATION                          (1,150,501)            (763,093)
                                                                 ------------         ------------
                                                                    3,600,826            3,851,405
INTANGIBLES, NET                                                      654,229              701,797
NOTE RECEIVABLE FROM OFFICER                                                0               50,000
OTHER ASSETS                                                          825,552            1,092,058
                                                                 ------------         ------------
                                                                 $  5,480,789         $  6,373,623
                                                                 ------------         ------------
                                                                 ------------         ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  CASH OVERDRAFT                                                 $     48,071         $    305,850
  ACCOUNTS PAYABLE                                                    566,635              419,180
  UNREDEEMED GIFT CERTIFICATES                                         89,135              125,777
  INTEREST PAYABLE                                                     10,236                    0
  CURRENT PORTION OF LONG-TERM DEBT                                   224,478              550,000
  NOTES PAYABLE                                                       155,914                    0
  REAL ESTATE MORTGAGE NOTE PAYABLE                                   394,141              400,049
                                                                 ------------         ------------
           TOTAL CURRENT LIABILITIES                                1,488,610            1,800,856
                                                                 ------------         ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                262,205                    0
NOTE PAYABLE TO SHAREHOLDER                                           207,270                    0
                                                                 ------------         ------------
                                                                      469,475                    0
                                                                 ------------         ------------

COMMITMENTS (NOTE 8)

STOCKHOLDERS' EQUITY:
  COMMON STOCK ($.01 PAR VALUE; 7,500,000 AND 20,000,000
    SHARES AUTHORIZED; 2,331,052 AND 1,910,000 SHARES
    ISSUED AND OUTSTANDING IN 1996 AND 1995, RESPECTIVELY)             23,311               19,100
  ADDITIONAL PAID-IN CAPITAL                                        5,487,511            4,991,722
  ACCUMULATED DEFICIT                                              (1,988,118)            (438,055)
                                                                 ------------         ------------
           TOTAL STOCKHOLDERS' EQUITY                               3,522,704            4,572,767

                                                                 ------------         ------------
                                                                 $  5,480,789         $  6,373,623
                                                                 ------------         ------------
                                                                 ------------         ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AUSTINS STEAKS & SALOON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                1996                     1995
NET SALES                                                                  $  10,440,478             $  9,534,763

COSTS AND EXPENSES:
 COST OF SALES                                                                 7,389,934                6,510,249
 RESTAURANT OPERATING EXPENSES                                                 2,949,635                2,446,332
 GENERAL AND ADMINISTRATIVE                                                    1,019,964                  945,332
 AMORTIZATION OF PRE-OPENING COSTS                                                     0                  309,548
 LOSS ON RESTAURANT CLOSING                                                      193,998                        0
                                                                           -------------             ------------

                                                                              11,553,531               10,211,461
                                                                           -------------             ------------

LOSS FROM OPERATIONS                                                          (1,113,053)                (676,698)

OTHER INCOME (EXPENSES):
 LOSS ON DISPOSITION OF FIXED ASSETS                                             (31,441)                       0
 INTEREST INCOME (EXPENSE), NET                                                 (150,057)                  62,585
                                                                           -------------             ------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                               (1,294,551)                (614,113)

INCOME TAXES BENEFIT                                                                   0                   46,414
                                                                           -------------             ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               (1,294,551)                (567,699)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             (255,512)                       0
                                                                           -------------             ------------

NET LOSS                                                                   $  (1,550,063)             $  (567,699)
                                                                           -------------             ------------
                                                                           -------------             ------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                            2,145,946                1,850,411
                                                                           -------------             ------------
                                                                           -------------             ------------

NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                                           $  (0.60)                $  (0.31)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                (0.12)                    0.00
                                                                           -------------             ------------

NET LOSS PER COMMON SHARE                                                       $  (0.72)                $  (0.31)
                                                                           -------------             ------------
                                                                           -------------             ------------

PRO FORMA AMOUNTS ASSUMING CHANGE IN
 ACCOUNTING PRINCIPLE IS APPLIED RETROACTIVELY:

  NET LOSS                                                                 $  (1,550,063)            $   (944,995)

  NET LOSS PER COMMON SHARE                                                     $   (.60)                $   (.51)


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONSOLIDATED FINANCIAL STATEMENTS.

AUSTINS STEAKS & SALOON, INC.
CONSOLIDATED STATEMENTS OF CHANGES INSTOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                             COMMON STOCK            ADDITIONAL      RETAINED
                                                      -------------------------       PAID-IN        EARNINGS
                                                         SHARES        DOLLARS        CAPITAL        (DEFICIT)       TOTAL
                                                      ----------      ---------      ----------    ------------     ----------
BALANCE, DECEMBER 31, 1994                            1,100,000        $11,000       $1,592,322       $129,644      $1,732,966

ISSUANCE OF SHARES IN INITIAL PUBLIC OFFERING,
 NET OF COSTS                                           800,000          8,000        3,372,000              0       3,380,000

ISSUANCE OF SHARES                                       10,000            100           27,400              0          27,500

NET LOSS                                                      0              0                6       (567,699)       (567,699)
                                                      ----------       --------      ----------    ------------     ----------
BALANCE, DECEMBER 31, 1995                            1,910,000         19,100        4,991,722       (438,055)      4,572,767

ISSUANCE OF SHARES                                      421,052          4,211          495,789              0         500,000

NET LOSS                                                      0              0                0     (1,550,063)     (1,550,063)
                                                      ----------       --------      ----------    ------------     -----------
BALANCE, DECEMBER 31, 1996                            2,331,052        $23,311       $5,487,511    $(1,988,118)     $3,522,704
                                                      ----------       --------      ----------    ------------     -----------
                                                      ----------       --------      ----------    ------------     -----------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONSOLIDATED FINANCIAL STATEMENTS.

                         AUSTINS STEAKS & SALOON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          DECEMBER 31, 1996 AND 1995

                                                                           1996              1995
                                                                       -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                                              $  (1,550,063)    $   (567,699)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        255,512                0
  DEPRECIATION AND AMORTIZATION                                              590,007          362,355
  LOSS ON SALE OF RESTAURANT AND FIXED ASSETS                                157,513                0
  WRITEOFF OF NOTE RECEIVABLE AND ADVANCES TO OFFICER                        130,855                0
  WRITEOFF OF OTHER ASSETS AND EQUIPMENT                                     101,077                0
  DEFERRED INCOME TAXES                                                            0          (46,414)
  CHANGE IN ASSETS AND LIABILITIES:
   INVENTORIES                                                               (15,972)          10,621
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                 215,841          (65,342)
   PRE-OPENING COSTS                                                               0          (67,748)
   ACCOUNTS PAYABLE                                                          147,455         (215,786)
   UNREDEEMED GIFT CERTIFICATES                                              (36,642)         (12,555)
   INTEREST PAYABLE                                                           10,236                0
   DUE TO STOCKHOLDER AND RELATED PARTIES                                          0          (10,506)
                                                                       -------------     ------------

        NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES              5,819         (613,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF  RESTAURANT AND FIXED ASSETS                          163,145                0
 PURCHASE OF EQUIPMENT AND LEASEHOLD IMPROVEMENTS                           (616,564)      (2,342,270)
 INCREASE IN OTHER ASSETS                                                    (87,530)        (486,843)
 ADDITIONS TO INTANGIBLE ASSETS                                               (1,050)        (325,000)
                                                                       -------------     ------------

        NET CASH FLOWS USED IN INVESTING ACTIVITIES                         (541,999)      (3,154,113)
                                                                       -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 CHANGE IN CASH OVERDRAFT                                                   (257,779)         305,850
 PROCEEDS FROM DEBT                                                        1,052,184          806,243
 PAYMENTS ON DEBT                                                           (258,225)        (870,318)
 PROCEEDS FROM ISSUANCE OF COMMON STOCK                                            0        3,407,500
                                                                       -------------     ------------

        NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      536,180        3,649,275
                                                                       -------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               0         (117,912)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     0          117,912
                                                                       -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $           0     $          0
                                                                       -------------     ------------
                                                                       -------------     ------------
CASH PAID FOR INTEREST                                                 $     144,116     $      6,888
                                                                       -------------     ------------
                                                                       -------------     ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 LAND ACQUIRED THROUGH SELLER FINANCING                                $           0     $    400,049
 ISSUANCE OF STOCK IN REPAYMENT OF DEBT                                $     500,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

AUSTIN'S STEAKS & SALOON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    NATURE OF BUSINESS

    Austins Steaks & Saloon, Inc. (the "Company") was incorporated under the laws of the state of Delaware in December 1992. The Company owns and operates moderately priced, casual dining restaurants featuring specialty prime rib dishes, a variety of fresh-cut, aged steaks, home-cooked entrees, salads and sandwiches. The Company's restaurants are located in the Midwest and Southwest Regions of the United States. On February 1, 1995, the Company completed an initial public offering and sold 800,000 shares of common stock, with proceeds to the Company of approximately $3,380,000, net of $240,000 of offering costs associated with the offering.

    PRINCIPLES OF CONSOLIDATION

    The financial statements include the accounts of nine restaurant corporations, eight of which were open as of December 31, 1996. All significant accounts and transactions between the restaurants have been eliminated in consolidation. The following table summarizes the history of restaurant openings and the formation of related corporations:

            CORPORATIONS            RESTAURANT LOCATION        OPENING DATE
    ----------------------------  -----------------------  ---------------------

    MISSOURI DEVELOPMENT CO.      OMAHA, NEBRASKA          SEPTEMBER 1989
    AUSTINS OMAHA, INC.           OMAHA, NEBRASKA          JANUARY 1992
    AUSTINS 72ND, INC.            OMAHA, NEBRASKA          DECEMBER 1992
    AUSTINS NEW MEXICO, INC.      SANTA FE, NEW MEXICO     APRIL 1994
    AUSTINS LINCOLN, INC.         LINCOLN, NEBRASKA        DECEMBER 1994
    AUSTINS OF ALBUQUERQUE, INC.  ALBUQUERQUE, NEW MEXICO  FEBRUARY 1995
    AUSTINS OF SCOTTSDALE, INC.   SCOTTSDALE, ARIZONA      DECEMBER 1995
    AUSTINS OLD MARKET, INC.      OMAHA, NEBRASKA          JANUARY 1996
    AUSTINS COLUMBIA, INC.        COLUMBIA, MISSOURI       OPENED NOVEMBER 1993,
                                                             CLOSED MARCH 1996

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires the utilization of the liability method of accounting for deferred income taxes. Under this method, deferred income tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

    INVENTORIES

    Inventories consist primarily of food and beverages for sale in the restaurants. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method, which is recalculated monthly.

    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are recorded at cost. Equipment is depreciated using the straight-line method based upon the estimated useful lives of the related assets which are primarily five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the assets.

    UNREDEEMED GIFT CERTIFICATES

    The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of the certificates redeemed.

    IMPAIRMENT OF LONG-LIVED ASSETS

    In 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or recoverability of long-lived assets. If such circumstances arise, the Company uses undiscounted future cash flows to determine if the asset is recoverable. In 1996, the Company wrote off various abandoned assets including restaurant architectural prototype costs, computer equipment, uncollectible notes receivable and advances, and development costs incurred for sites not to be developed totaling $231,932.

    MANAGEMENT ESTIMATES

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

    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts payable approximates fair value due to the short-term nature of the accounts. The fair value of notes payables is estimated based on market rates of interest currently available to the Company. The fair value of notes payable approximates carrying value at December 31, 1996 and 1995.

    NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect a material impact as a result of the adoption of SFAS No. 128.

    NET LOSS PER SHARE

    Net loss per common share for all periods is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the determination of loss per share as their inclusion would be anti-dilutive.

2.  CHANGE IN METHOD OF ACCOUNTING:

    As of January 1, 1996, the Company changed the method of accounting for pre-opening costs. Labor costs and certain other costs relating to opening new restaurants are expensed as incurred. Previously, such costs were capitalized and amortized over a 12-month period on a straight-line basis. Although some retailers capitalize pre-opening costs, the Company believes expensing such costs as incurred is preferable and results in a more meaningful presentation of the Company's working capital. The cumulative effect of the change of $255,512 represents the reversal of the capitalized pre-opening costs as of December 31, 1995.

3.  LOSS ON CLOSING OF RESTAURANT:

    On March 21, 1996, the Company closed its Columbia, Missouri restaurant. This restaurant was closed due to its operating performance not meeting the Company's expectations. Rock Bottom, Inc. signed an agreement with the Company on July 16, 1996 to purchase the equipment in the store and the Columbia lease. The loss on closing was $193,998, consisting of the nonrealizable value of the equipment and leasehold improvements, loss on lease, and the related costs to dispose of the unit.

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

    Prepaid expenses and other current assets include the following at December 31:


                                                 1996            1995
                                               --------        --------

    LIQUOR LICENSES HELD FOR SALE              $258,055        $      0
    RENT                                          1,739         128,208
    REAL ESTATE TAXES                                 0          21,394
    STORE SUPPLIES AT CORPORATE OFFICE                0          49,075
    INSURANCE                                     4,519          13,905
    OTHER                                         7,984          98,356
                                               --------        --------
                                               $272,297        $310,938
                                               --------        --------
                                               --------        --------

    The Company has agreements in principal for the sale of two liquor licenses. The Company is currently involved in litigation over title to one of the licenses.

5.  INTANGIBLE ASSETS:

    The Company's intangible assets consist of the following at December 31:

                             ESTIMATED
                            USEFUL LIFE            1996            1995
                           --------------        --------        --------

TRADEMARKS                 15 YEARS              $113,336        $113,336
GOODWILL                   15 YEARS               119,266         119,266
LEASEHOLD INTERESTS        LIFE OF LEASES         185,810         185,810
LEASE RIGHTS               LIFE OF LEASE          326,050         325,000
                                                 --------        --------
                                                  744,462         743,412

LESS ACCUMULATED AMORTIZATION                      90,233          41,615
                                                 --------        --------
                                                 $654,229        $701,797
                                                 --------        --------
                                                 --------        --------

    The intangible assets are amortized using the straight-line method over the estimated useful lives as indicated above.

     The lease rights represent payment for favorable lease terms which includes decelerating rent payments over the life of the lease. The amount is being amortized on a straight-line basis over the life of the lease.

6.   OTHER ASSETS:
     Other assets at December 31 consist of the following:

                                                   1996          1995
     LAND HELD FOR SALE (SEE NOTE 9)            $  535,039    $  533,183
     LIQUOR LICENSES                               193,183       342,637
     DEPOSITS                                       59,894        92,466
     ORGANIZATION COSTS, NET                        37,436        55,172
     OTHER                                               0        68,600
                                                ----------    ----------
                                                $  825,552    $1,092,058
                                                ----------    ----------
                                                ----------    ----------

     Liquor licenses acquired in certain states are considered to have unlimited lives due to state regulations and, accordingly, the acquisition cost of these licenses has been capitalized and is not amortized. Organization costs incurred to establish new legal entities are capitalized and amortized over five years. The land held for sale is actively being marketed for sale.

7.   INCOME TAXES:

     The income tax benefit for the year ended December 31, 1996 and 1995 was as follows:


     DEFERRED TAX BENEFIT:                         1996          1995
       FEDERAL                                  $        0    $   40,694
       STATE                                             0         5,720
                                                ----------    ----------
                                                $        0    $   46,414
                                                ----------    ----------
                                                ----------    ----------

     Deferred tax liabilities (assets) are comprised of the following at December 31, 1996 and 1995:

                                                   1996          1995
     INTANGIBLES                                 $  96,585    $  104,706
     DIFFERENCE IN BOOK AND TAX METHODS FOR
       DEPRECIATION AND AMORTIZATION                     0         5,913
                                                ----------    ----------
                                                    96,585       110,619
                                                ----------    ----------
     DIFFERENCE IN BOOK AND TAX METHODS FOR
       DEPRECIATION AND AMORTIZATION              (160,886)            0
     LOSS CARRYFORWARDS                           (661,635)     (224,580)
     TAX CREDIT CARRYFORWARDS                      (46,272)      (30,272)
     LESS VALUATION ALLOWANCE                      772,208       144,233
                                                ----------    ----------
                                                   (96,585)     (110,619)
                                                ----------    ----------
                                                 $       0     $       0
                                                ----------    ----------
                                                ----------    ----------

     At December 31, 1996 and 1995, the Company had no deferred tax assets or liabilities reflected on its financial statements since the net deferred tax assets are completely offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     The net $627,975 and $127,528 increase in 1996 and 1995, respectively, in the valuation allowance for deferred tax assets relate primarily to federal tax credits and federal and state net operating loss carryforwards. Benefit has been recognized for these items only to the extent deferred tax liabilities exist.

     The differences between the effective income tax rate and the federal statutory income tax rate (34%) for the year ended December 31, 1996 and 1995 are summarized below:

                                                   1996          1995
     STATUTORY FEDERAL INCOME TAX BENEFIT       $  527,021    $  208,798
     ADD (DEDUCT) TAX EFFECT OF:
       STATE INCOME TAX BENEFIT, NET OF
         FEDERAL BENEFIT                            46,084        23,734
       NET OPERATING LOSSES AND TAX CREDITS
         FOR WHICH NO BENEFIT IS CURRENTLY
         AVAILABLE                                (564,607)     (176,674)
       OTHER, NET                                   (8,498)       (9,444)
                                                ----------    ----------
                                                $        0    $   46,414
                                                ----------    ----------
                                                ----------    ----------

     For the year ended December 31, 1996, the Company has a net operating loss for federal income tax purposes of approximately $1,750,000. The net operating loss will be available to offset future taxable income through the years 2009 to 2011.

8.   LEASES:

     The Company has entered into long-term operating leases for the use of restaurant buildings and land. The minimum annual lease payments, excluding renewal options, required under these agreements are as follows:

           1997                                            $559,315
           1998                                             483,889
           1999                                             402,373
           2000                                             345,050
           2001 and thereafter                            2,361,400
                                                         ----------
           Total                                         $4,152,027
                                                         ----------
                                                         ----------

     Rent expense incurred during 1996 and 1995 on these leases amounted to $579,487 and $507,962, respectively.

9.  NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt at December 31 consist of the following
     (see Note 13):

                                                                                   1996         1995
    NOTES PAYABLE:
    NOTE PAYABLE TO BANK, PRINCIPAL AND INTEREST AT 2% ABOVE THE
    WALL STREET JOURNAL PRIME RATE (10.25% AT DECEMBER 31, 1996)
    DUE JANUARY 24, 1997, COLLATERALIZED BY A LIQUOR LICENSE.                  $  85,139      $       0

    NOTE PAYABLE TO BANK, PRINCIPAL AND INTEREST AT 2% ABOVE THE
    WALL STREET JOURNAL PRIME RATE (10.25% AT DECEMBER 31, 1996)
    DUE MARCH 10, 1997, COLLATERALIZED BY A LIQUOR LICENSE.                       70,775              0
                                                                               ----------     ----------

                                                                               $ 155,914      $       0
                                                                               ----------     ----------
                                                                               ----------     ----------


    REAL ESTATE MORTGAGE NOTE PAYABLE, DUE IN QUARTERLY INSTALLMENTS
    OF $100,000 BEGINNING FEBRUARY 1, 1997, PLUS INTEREST AT 11% PER
    ANNUM, WITH THE UNPAID PRINCIPAL BALANCE DUE ON OCTOBER 31, 1997,
    COLLATERALIZED BY REAL ESTATE.                                             $ 394,141      $ 400,049
                                                                               ----------     ---------
                                                                               ----------     ---------

    LONG-TERM DEBT:
    NOTE PAYABLE TO CORPORATION, DUE NOVEMBER 1, 2001, PAYABLE IN MONTHLY
    INSTALLMENTS OF $856, INCLUDING INTEREST AT 2% ABOVE THE
    NY COMPOSITE PRIME LENDING RATE (10.25% AT DECEMBER 31, 1996)              $  31,958      $       0

    NOTE PAYABLE TO BANK, DUE IN WEEKLY INSTALLMENTS OF $5,000, INCLUDING
    INTEREST AT THE BANK'S PRIME RATE (10.25% AT DECEMBER 31, 1996), WITH THE
    UNPAID PRINCIPAL BALANCE DUE ON JANUARY 16, 1998, COLLATERALIZED BY
    SUBSTANTIALLY ALL ASSETS OF THE COMPANY                                      454,725        550,000

   NOTE PAYABLE TO SHAREHOLDER, PRINCIPAL AND SIMPLE INTEREST AT
   9.25% DUE ON DECEMBER 31, 1998                                                207,270              0
                                                                               ----------      ---------

                                                                                 693,953         550,000

   LESS CURRENT PORTION                                                         (224,478)       (550,000)
                                                                               ----------      ----------

   TOTAL LONG-TERM DEBT                                                        $ 469,475       $       0
                                                                               ----------      ----------
                                                                               ----------      ----------

   WEIGHTED AVERAGE INTEREST RATE AT DECEMBER 31                                   10.27%            9.55%
                                                                               ----------      -----------
                                                                               ----------      -----------


The due dates of the note payable to bank and note payable to shareholder were extended subsequent to year end. The revised maturities are reflected in the financial statements at December 31, 1996.

10.  COMMON STOCK OPTIONS:

     The Company has stock option plans under which incentive and nonqualified stock options may be granted to key employees and directors of the Company. As of December 31, 1996, the Company has provided for the delivery of up to 275,000 shares of common stock, including 100,000 shares granted to a former executive officer outside of the plans. Options are granted at a price not less than the fair market value of the shares on the date of the grant. The options may be granted for terms up to but not exceeding 10 years and are generally fully vested from two years to four years from the date granted. At December 31, 1996, there were 64,000 shares available for future grants.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recorded for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the effect on the Company's pro forma net loss and loss per share would not have been material.

     The status of stock options under the plans is summarized as follows:

                                                               WEIGHTED
                                               NUMBER OF        AVERAGE          OPTIONS
                                                SHARES      PRICE PER SHARE    EXERCISABLE
                                              ----------   -----------------   ------------

  BALANCE AT DECEMBER 31, 1994                  130,000    $         2.77                0
   GRANTED                                       25,000              3.37
   EXERCISED                                          0                 0
   FORFEITED                                    (15,000)             2.75
                                              ----------   --------------      -----------

  BALANCE AT DECEMBER 31, 1995                  140,000              2.86          115,000
   GRANTED                                      111,000              1.18
   EXERCISED                                          0                 0
   FORFEITED                                    (40,000)             3.13
                                              ----------   --------------      -----------

  BALANCE AT DECEMBER 31, 1996                  211,000    $         1.92          106,000
                                              ----------   --------------      -----------
                                              ----------   --------------      -----------


     The following table summarizes information about stock options outstanding at December 31, 1996:


                                  WEIGHTED
                                  AVERAGE      WEIGHTED     NUMBER        WEIGHTED
   RANGE OF      NUMBER          REMAINING     AVERAGE    EXERCISABLE     AVERAGE
 EXERCISABLE    OUTSTANDING     CONTRACTUAL    EXERCISE       AT          EXERCISE
   PRICES       DECEMBER 31        LIFE          PRICE     DECEMBER 31     PRICE
------------   -------------    -----------    ---------  ------------   -----------
  $1.00             6,000       4.6 YEARS      $  1.00         6,000       $    1.00
  $1.19           105,000       9.5 YEARS         1.19             0               0
  $2.75           100,000       2.6 YEARS         2.75       100,000            2.75
               ------------                               -----------

  $1.00 TO 2.75  211,000        6.1 YEARS         1.92       106,000            2.65


11.  AUTHORIZED SHARES:

     Pursuant to stockholder approval at the Company's 1995 annual meeting, the number of shares of common stock authorized was reduced from 20,000,000 to 7,500,000 shares. This change was filed in the office of the Secretary of State of Delaware on January 24, 1996, and became effective on that date.

12.  MAJOR SUPPLIERS:

     Purchases from one supplier were approximately $2,000,000 for the year ended December 31, 1996.

13.  SUBSEQUENT EVENT:

     On January 27, 1997, the Company entered into a line of credit with a national bank. The line has an availability of $395,000 and an initial interest rate of 8.25%, with a maturity of January 27, 1998. The line is collateralized by land held for sale and is guaranteed by a stockholder. Drawings of $150,000 have been made against the note and were used to pay down existing notes payable.