Form 10-Q
period 1997-03-31
AUSTINS STEAKS & SALOON INC
filed 1997-05-13
CIK 930686

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1997

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM            TO
                                          ----------    ----------

Commission file number 0-25366

                        AUSTINS STEAKS & SALOON, INC.
       (Exact name of small business issuer as specified in its charter)

                DELAWARE                                 86-0723400
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 identification No.)

                         6940 "O" Street, Suite 334
                          Lincoln, Nebraska  68510
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

As of April 30, 1997, there were 2,331,052 shares of the issuer's common stock outstanding.

                        Part I:  Financial Information


Item 1 - FINANCIAL STATEMENTS


                         AUSTINS STEAKS & SALOON, INC.
                          Consolidated Balance Sheets
                   as of March 31, 1997 and December 31, 1996

                                                     March 31,
                                                       1997        December 31,
                                                    (unaudited)       1996
                                                    -----------    ------------
ASSETS
Current assets:
   Inventories                                      $   142,303    $   127,855
   Prepaid expenses & other current assets              319,836        272,297
                                                    -----------    ------------
      Total current assets                              462,139        400,182
                                                    -----------    ------------

Equipment                                             1,804,068      1,790,354
Leasehold improvements                                2,969,131      2,960,973
                                                    -----------    ------------
                                                      4,773,199      4,751,327
Accumulated depreciation & amortization              (1,270,528)    (1,150,501)
                                                    -----------    ------------
   Equipment & leasehold improvements, net            3,502,671      3,600,826
                                                    -----------    ------------
Intangibles, net                                        642,444        654,229
Other assets                                            822,092        825,552
                                                    -----------    ------------
                                                    $ 5,429,346    $ 5,480,789
                                                    -----------    ------------
                                                    -----------    ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Cash overdraft                                   $    61,822    $    48,071
   Accounts payable                                     723,306        566,635
   Interest payable                                       7,805         10,236
   Unredeemed gift certificates                          44,665         89,135
   Current portion of long-term debt                    204,405        224,478
   Notes payable to bank                                 70,775        155,914
   Real estate mortgage note payable                    294,141        394,141
                                                    -----------    ------------
      Total current liabilities                       1,406,919      1,488,610
                                                    -----------    ------------

Long-term debt, net of current portion                  410,739        262,205
Note payable to shareholder                             219,928        207,270
                                                    -----------    ------------
                                                        630,667        469,475
                                                    -----------    ------------

STOCKHOLDERS' EQUITY
   Common stock ($0.01 par value; 7,500,000
     shares authorized; 2,331,052 shares
     issued and outstanding)                             23,311         23,311
   Additional paid-in capital                         5,487,511      5,487,511
   Accumulated deficit                               (2,119,062)    (1,988,118)
                                                    -----------    ------------
      Total stockholders' equity                      3,391,760      3,522,704
                                                    -----------    ------------
                                                     $5,429,346     $5,480,789
                                                    -----------    ------------
                                                    -----------    ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                        AUSTINS STEAKS & SALOON, INC.
                   Consolidated Statements of Operations
              for the three months ended March 31, 1997 and 1996
                                 (unaudited)


                                                         1997           1996
                                                       ---------    -----------
Net sales                                              $2,437,418   $ 2,792,906

Costs and expenses:
   Cost of sales                                        1,685,575     2,003,183
   Restaurant operating expenses                          721,198       827,885
                                                       ---------    -----------
Restaurant costs and expenses                           2,406,773     2,831,068
                                                       ---------    -----------
Restaurant operating income (loss)                         30,645       (38,162)
General and administrative                                129,937       617,421
Provision for loss on restaurant closing                    -           250,000
                                                       ---------    -----------
Loss from operations                                      (99,292)     (905,583)

Other expenses:
   Interest expense                                        31,652        47,342
                                                       ---------    -----------
Loss before cumulative effect of
   change in accounting principle                        (130,944)     (952,925)

Cumulative effect on prior years
   of change in accounting principle (see Note 1b)          -          (255,512)
                                                       ---------    -----------

Net loss                                               $ (130,944)  $(1,208,437)
                                                       ---------    -----------
                                                       ---------    -----------

Net loss per share                                         $(0.06)       $(0.63)
                                                       ---------    -----------
                                                       ---------    -----------

Weighted average number of common shares
   outstanding                                          2,331,052     1,910,000
                                                       ---------    -----------
                                                       ---------    -----------













   The accompanying notes are an integral part of the consolidated financial statements.

                      AUSTINS STEAKS & SALOON, INC.
         Consolidated Statement Of Changes In Stockholders' Equity
                  for the three months ended March 31, 1997
                                 (unaudited)


                                  Common Stock      Additional
                              -------------------     Paid-In    Accumulated
                                Shares    Dollars     Capital      Deficit)      Total
                              ---------   -------   ----------   -----------   ----------
Balances, December 31, 1996   2,331,052   $23,311   $5,487,511   $(1,988,118)  $3,522,704

Net loss                          -          -          -           (130,944)    (130,944)
                              ---------   -------   ----------   -----------   ----------

Balances, March 31, 1997      2,331,052   $23,311   $5,487,511   $(2,119,062)  $3,391,760
                              ---------   -------   ----------   -----------   ----------
                              ---------   -------   ----------   -----------   ----------

























   The accompanying notes are an integral part of the consolidated financial statements.

                        AUSTINS STEAKS & SALOON, INC.
                    Consolidated Statements Of Cash Flows
              for the three months ended March 31, 1997 and 1996
                                 (unaudited)

                                                           1997          1996
                                                        ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(130,944)    $(1,208,437)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
   Cumulative effect of change in accounting principle      -             255,512
   Depreciation and amortization                          134,470         123,860
   Loss on sale of equipment                                3,209            -
   Reserve for loss on restaurant closing                   -             250,000
   Write-off of note receivable from officer                -              50,000
   Write-off of other assets                                -             169,914
   Changes in assets and liabilities:
     Inventories                                          (14,418)        (49,986)
     Prepaid expenses and other current assets            (47,539)         32,095
     Accounts payable                                     156,671         290,208
     Interest payable                                      (2,431)         60,931
     Unredeemed gift certificates                         (44,470)        (85,795)
                                                        ---------     -----------
        Net cash by provided by (used in) operating
           activities                                      54,548        (111,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                             33            -
   Purchase of equipment and leasehold improvements       (27,772)       (349,962)
   Change in other assets                                   3,460        (106,351)
                                                        ---------     -----------
        Net cash used in investing activities             (24,279)       (456,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft                                13,752        (237,903)
   Payments on debt                                      (206,679)          -
   Proceeds from debt                                     162,658         805,914
                                                        ---------     -----------
Net cash (used in) provided by financing activities       (30,269)        568,011
                                                        ---------     -----------

Net increase in cash and cash equivalents                   -               -
Cash and cash equivalents, beginning of period              -               -

                                                        ---------     -----------
Cash and cash equivalents, end of period                $   -         $     -
                                                        ---------     -----------
                                                        ---------     -----------







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

         A summary of the significant accounting policies followed by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") are set forth in the Notes To Financial Statements in the company's 1996 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.
         These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report on Form 10-KSB.

         b)   Change in Method of Accounting

         As of January 1, 1996, the Company changed the method of accounting for pre-opening costs. Labor costs and certain other costs relating to the opening of new restaurants are expensed as incurred. Previously, such costs were capitalized and amortized over a 12 month period on a straight-line basis. Although some retailers capitalize pre-opening costs, the Company believes expensing such costs as incurred is preferable and results in a more meaningful presentation of the Company's working capital. The cumulative effect of the change of $255,512 represents the reversal of the capitalized pre-opening costs as of December 31, 1995.

         c)   New Accounting Standards

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

3.  Other Assets

Other assets consisted of the following:

                                                                       March 31,
                                                                          1997        December 31,
                                                                      (unaudited)         1996
                                                                      -----------     -----------
Land held for sale                                                     $ 535,039       $ 535,039
Liquor licenses                                                          193,183         193,183
Deposits                                                                  59,894          59,894
Organization costs, net                                                   33,976          37,436
                                                                      -----------     -----------
                                                                       $ 822,092       $ 825,552
                                                                      -----------     -----------
                                                                      -----------     -----------

4.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

                                                                       March 31,
                                                                          1997        December 31,
                                                                      (unaudited)         1996
                                                                      -----------     -----------
Notes Payable:
   Note payable to bank, principal and interest at 2% above the
   WALL STREET JOURNAL prime rate due January 24, 1997,
   collateralized by a liquor license.                                 $   -           $  85,139

   Note payable to bank, principal and interest at 2% above the
   WALL STREET JOURNAL prime rate due March 10, 1997,
   collateralized by a liquor license.                                    70,775          70,775
                                                                      -----------     -----------
                                                                       $  70,775       $ 155,914
                                                                      -----------     -----------
                                                                      -----------     -----------
   Real estate mortgage note payable, due in quarterly installments of $100,000 beginning February 1, 1997, plus interest at 11% per annum, with the unpaid principal balance due on October 31,
   1997, collateralized by real estate.                                $ 294,141       $ 394,141
                                                                      -----------     -----------
                                                                      -----------     -----------
Long-term Debt:
   Note payable to corporation, due November 1, 2001, payable in monthly installments of $856, including interest at 2% above the
   NY Composite Prime Lending Rate.                                        -           $  31,958

   Note payable to bank, due in weekly installments of $5,000, including interest at the bank's prime rate with the unpaid principal balance due on January 16, 1998, collateralized by
   substantially all assets.                                             350,005         454,725

   Note payable to shareholder, due on December 31, 1998, interest rate equal to the rate presently being charged by First National
   Bank of Omaha.                                                        219,928         207,270

   Notes payable to bank, due March 17, 2000, payable in monthly installments of $945, including interest at a fixed rate of
   8.25%.                                                                 30,000            -



Notes payable to bank, principal and interest at the
WALL STREET JOURNAL prime rate due January 27, 1998,
guaranteed by a shareholder and collateralized by
real estate.
                                                                         150,000            -

Notes payable to bank, due March 25, 2000, payable in
monthly installments of $2,772, including interest at
2% above the WALL STREET JOURNAL prime rate, due March
25, 2000, collateralized by a liquor license.
                                                                          85,139            -
                                                                       ---------       ---------

                                                                         835,072         693,953

Less current portion                                                    (204,405)       (224,478)
                                                                       ---------       ---------

Total long-term debt                                                   $ 630,667       $ 469,475
                                                                       ---------       ---------
                                                                       ---------       ---------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently operates eight steakhouse restaurants: Four are located in Omaha, Nebraska; and one each is located in Lincoln, Nebraska; Scottsdale, Arizona; Santa Fe, New Mexico; and Albuquerque, New Mexico. The Omaha restaurants were opened in September 1989, January 1992, December 1992, and January 1996; the Santa Fe restaurant was opened in April 1994; the Lincoln restaurant was opened in December 1994; the Albuquerque restaurant was opened in February 1995; and the Scottsdale restaurant was opened in December 1995.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statement of Operations.

                                                             Three Months Ended
                                                                  March 31
                                                             ------------------
                                                              1997        1996
                                                             ------      ------
Net sales                                                      100%        100%

Costs and expenses:
   Cost of sales                                              69.2        71.7
   Restaurant operating expenses                              29.6        29.7
                                                             ------      ------
Restaurant costs and expenses                                 98.8       101.4
                                                             ------      ------
Restaurant operating income (loss)                             1.2        (1.4)
General and administrative                                     5.3        22.1
Provision for loss on restaurant closing                       -           8.9
                                                             ------      ------
Loss from operations                                          (4.1)      (32.4)

Other expenses:
   Interest expense                                            1.3         1.7

Loss before cumulative effect
   of change in accounting principle                          (5.4)      (34.1)

Cumulative effect on prior years of change
   in accounting principle                                     -          (9.1)
                                                             ------      ------

Net loss                                                      (5.4)%     (43.2)%
                                                             ------      ------
                                                             ------      ------

Store data:
Number of restaurants open, beginning of period                  8           8
Number of restaurants open, end of period                        8           8

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Net sales for the quarter ended March 31, 1997 were $2.4 million, a 13% decrease from the comparable 1996 period net sales of $2.8 million. Net sales for the quarter ended March 31, 1997 include the operations of eight restaurants for the entire period. For the quarter ended March 31, 1996, net sales include the operation of eight restaurants for the entire period and a ninth restaurant (Omaha-Old Market) for two months. The decrease in net sales is due to one less restaurant in operation during 1997. Same store sales for restaurants open more than one year decreased by 9.8%. The decline in same store sales can be attributed to increased competition in the Company's more mature markets, and to a lesser extent, traffic pattern changes due to road construction. The Company's net sales have also been impacted by the negative effect that the addition of casino gambling has had on retail spending in its Omaha market.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) decreased 16% to $1.7 million (or 69.2% of net sales) for the quarter ended March 31, 1997, from $2.0 million (or 71.7% of net sales) during the quarter ended March 31, 1996. The decrease in cost of sales is primarily due to one less restaurant in operation during 1997, as discussed above. The decrease as a percentage of net sales is attributed mainly to improved food and beverage margins as a result of better pricing and improved controls to reduce waste and spoilage.

Restaurant operating expenses were $721,198 (or 29.6% of net sales) for the quarter ended March 31, 1997, compared to $827,885 (or 29.7% of net sales) in the comparable 1996 period. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The decrease, as a percentage of net sales, is due to the conscious effort of restaurant management in controlling variable expenses such as operating supplies and advertising.

General and administrative costs decreased 79% during the quarter ended March 31, 1997 to $129,937 (or 5.3% of net sales) from $617,421 (or 22.1% of net sales) in the comparable 1996 period. The decrease in general and administrative costs was due to the write-off of various abandoned assets during the first quarter of 1996 including restaurant architectural prototype costs, computer equipment, development costs incurred for sites not to be developed, and receivables from the Company's former President and Chief Executive Officer which had been determined to be uncollectible. The decrease is also attributable to management controlling overhead costs and reducing corporate management personnel.

On March 21, 1996. the Company closed its Columbia, Missouri restaurant. This restaurant was closed due to its operating performance not meeting the Company's expectations. The Company had estimated closing costs of $250,000 consisting of the non-realizable value of the equipment and leasehold improvements, expected loss on the lease, and the related costs to dispose the unit.

Interest expense for the quarter ended March 31, 1997 was $31,652 compared to $47,342 for the comparable 1996 period. The decrease in interest expense is due to the consistent effort of the Company paying down its debt.

In 1996, the Company changed its method of accounting for pre-opening costs. Labor costs and other costs relating to the opening of new restaurants are being expensed as incurred.

The Company incurred a net loss during the first quarter of 1997 of $130,944. This compares to a net loss of $1,208,437 in the first quarter of 1996. The decrease in net loss is primarily due to the decrease in overall expenses, cost of sales, restaurant operating expenses, general and administrative expenses and interest expense and unusual expenses such as restaurant closing costs and the cumulative effect of the change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $350,005 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.50% at March 31, 1997. The Company began paying down the principal $5,000 a week including interest on August 1, 1996. This bank agreement expires January 16, 1998 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

The Company obtained a line of credit from First Bank, N.A. in January 1997, in the amount of $395,000 at an initial interest rate of 8.25%. The line of credit is guaranteed by a stockholder and is collaterized by the Rio Rancho land held for sale. The Company currently has $150,000 borrowed against the line to pay off existing debt.

The Company currently has borrowed $220,000 from The Schorr Family Company, Inc. due December 31, 1998 with an interest rate equal to the First National Bank of Omaha "Base Rate".

The Company's capital requirements relate principally to the development of the operation of existing restaurants. Capital expenditures during the first three months of 1997 were $27,772 compared to $349,962 for the comparable period in 1996.

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

                             Part II:  Other Information


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits:

     Exhibit 27 - Financial Data Schedule

b)   Reports on Form 8-K:

     No reports on Form 8-K were filed during the first quarter of 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Austins Steaks & Saloon, Inc.



Date:  May 9, 1997                     By: /s/ Trisha N. Gade-Jones
                                           --------------------------------
                                           Trisha N. Gade-Jones
                                           Its: Chief Financial Officer