Form 10QSB
period 1997-06-30
AUSTINS STEAKS & SALOON INC
filed 1997-08-14
CIK 930686

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                     FORM 10-QSB

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                          FOR THE PERIOD ENDED JUNE 30, 1997

      [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT

   FOR THE TRANSITION PERIOD FROM ____________________  TO __________________

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

                                    (402) 466-2333
                             (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   --    --

As of July 31, 1997, there were 2,331,052 shares of the issuer's common stock outstanding.

                            Part I:  Financial Information

Item 1 - FINANCIAL STATEMENTS

                            AUSTINS STEAKS & SALOON, INC.
                             Consolidated Balance Sheets
                      as of June 30, 1997 and December 31, 1996

                                                          June 30,
                                                            1997        December 31,
                                                         (unaudited)       1996
                                                         -----------    ----------
ASSETS
Current assets:
  Inventories                                           $    132,182    $    127,885
  Prepaid expenses & other current assets                    225,488         272,297
                                                        ------------      ----------
    Total current assets                                     357,670         400,182
                                                        ------------      ----------
Equipment                                                  1,807,395       1,790,354
Leasehold improvements                                     2,992,132       2,960,973
                                                        ------------      ----------
                                                           4,799,527       4,751,327
Accumulated depreciation & amortization                   (1,392,014)     (1,150,501)
                                                        ------------      ----------
     Equipment & leasehold improvements, net               3,407,513       3,600,826
                                                        ------------      ----------
Intangibles, net                                             630,658         654,229
Other assets                                                 804,188         825,552
                                                        ------------      ----------
                                                        $  5,200,029      $5,480,789
                                                        ------------      ----------
                                                        ------------      ----------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                        $     98,203      $   48,071
  Accounts payable                                           787,449         566,635
  Interest payable                                             5,412          10,236
  Unredeemed gift certificates                                32,920          89,135
  Current portion of long-term debt                          126,754         224,478
  Notes payable to bank                                         --           155,914
  Real estate mortgage note payable                          194,141         394,141
                                                        ------------      ----------
    Total current liabilities                              1,244,879       1,488,610
                                                        ------------      ----------

Long-term debt, net of current portion                       515,021         262,205
Note payable to shareholder                                  219,928         207,270
                                                        ------------      ----------
                                                             734,949         469,475
                                                        ------------      ----------

STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000 shares
  authorized; 2,331,052 shares issued and outstanding)        23,311          23,311
  Additional paid-in capital                               5,487,511       5,487,511
  Accumulated deficit                                     (2,290,621)     (1,988,118)
                                                        ------------      ----------
    Total stockholders' equity                             3,220,201       3,522,704
                                                        ------------      ----------
                                                        $  5,200,029      $5,480,789
                                                        ------------      ----------
                                                        ------------      ----------

      The accompanying notes are an integral part of the consolidated financial statements.

                           AUSTINS STEAKS & SALOON, INC.
                        Consolidated Statements of Operations
                                     (unaudited)

                                                      For the three months           For the six months
                                                          ended June 30                ended June 30
                                                       1997            1996          1997           1996
                                                   ----------      ----------      ----------    -----------
Net sales                                          $2,453,438      $2,658,244      $4,890,856     $5,451,150

Costs and expenses:
  Cost of sales                                     1,737,404       1,845,120       3,422,979      3,848,303
  Restaurant operating expenses                       697,446         688,724       1,418,644      1,516,609
                                                   ----------      ----------      ----------    -----------
Restaurant costs and expenses                       2,434,850       2,533,844       4,841,623      5,364,912
                                                   ----------      ----------      ----------    -----------
Restaurant operating income                            18,588         124,400          49,233         86,238
General and administrative                            159,935         178,317         289,872        795,738
Provision for loss on restaurant closing              -               -                     -        250,000
                                                   ----------      ----------      ----------    -----------
Loss from operations                                 (141,347)        (53,917)       (240,639)      (959,500)

Other expense:
  Interest expense                                     30,212          38,281          61,864         85,623
                                                   ----------      ----------      ----------    -----------
Loss before cumulative
 effect of change in accounting principle            (171,559)        (92,198)       (302,503)    (1,045,123)

Cumulative effect on prior years
  of change in accounting principle (see Note 1b)        -               -               -          (255,512)
                                                   ----------      ----------      ----------    -----------

Net loss                                            $(171,559)       $(92,198)      $(302,503)   $(1,300,635)
                                                   ----------      ----------      ----------    -----------
                                                   ----------      ----------      ----------    -----------


Net loss per share                                     $(0.07)         $(0.05)         $(0.13)        $(0.67)
                                                   ----------      ----------      ----------    -----------
                                                   ----------      ----------      ----------    -----------

Weighted average number of common
  shares outstanding                                2,331,052       1,974,031       2,331,052      1,937,016
                                                   ----------      ----------      ----------    -----------










The accompanying notes are an integral part of the consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
              Consolidated Statement Of Changes In Stockholders' Equity
                        for the six months ended June 30, 1997
                                     (unaudited)


                                                    Additional
                                 Common Stock         Paid-In       (Accumulated
                               Shares      Dollars    Capital          Deficit)       Total
                               ---------  --------   ----------    -------------   ----------
Balances, December 31, 1996    2,311,052   $23,311   $5,487,511      $(1,988,118)   $3,522,704

Net loss                            -          -          -          $  (302,503)   $ (302,503)
                               ---------  --------   ----------    -------------    ----------
Balances, June 30, 1997        2,331,052   $23,311   $5,487,511      $(2,290,621)   $3,220,201
                               ---------  --------   ----------    -------------    ----------
                               ---------  --------   ----------    -------------    ----------














The accompanying notes are an integral part of the consolidated financial statements.

                             AUSTINS STEAKS & SALOON, INC.
                        Consolidated Statements Of Cash Flows
                   for the six months ended June 30, 1997 and 1996
                                     (unaudited)


                                                  June 30, 1997  June 30, 1996
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $ (302,503)    $(1,300,635)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
 Cumulative effect of change in accounting principle       -         255,512
 Depreciation and amortization                       267,742         255,816
 Loss on sale of equipment and assets held for sale    8,457           7,199
 Reserve for loss on restaurant closing                    -         250,000
 Write-off of note receivable from officer                 -          50,000
 Write-off of other assets                                 -         169,914
 Write off of equipment                                    -          23,529
 Changes in assets and liabilities:
   Inventories                                        (4,297)        (38,587)
   Prepaid expenses and other current assets         (78,439)        107,638
   Accounts payable                                  220,814         344,696
   Interest payable                                   (4,824)         13,124
   Unredeemed gift certificates                      (56,215)        (85,457)
   Reserve for loss on abandonment                       -           (47,216)
                                                  -------------  -----------
         Net cash provided by operating activities    50,735           5,533

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment and assets held
   for sale                                          120,033           9,500
 Purchase of equipment and leasehold improvements    (54,100)       (529,051)
 Change in other assets                               21,364        (105,726)
                                                 -------------    -----------
     Net cash provided by (used in) investing
       activities                                     87,297        (625,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in cash overdraft                             50,132        (208,296)
 Payments on debt                                   (480,821)         (2,874)
 Proceeds from debt                                  292,657         830,914
                                                 -------------   -----------
     Net cash provided by (used in) financing
       activities                                   (138,032)        619,744
                                                 -------------    -----------
Net increase in cash and cash equivalents                -             -
Cash and cash equivalents, beginning of period           -             -
                                                 -------------    -----------
Cash and cash equivalents, end of period          $       -       $    -
                                                 ------------     -----------
                                                 ------------     -----------



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

3.  Other Assets

Other assets consisted of the following:

                                                                            June 30,
                                                                              1997          December 31,
                                                                           (unaudited)           1996
                                                                           -----------      ------------
Land held for sale                                                         $ 535,039         $  535,039
Liquor licenses                                                              193,183            193,183
Deposits                                                                      45,615             59,894
Organization costs, net                                                       30,351             37,436
                                                                           -----------      ------------
                                                                            $804,188         $  825,552
                                                                           -----------      -----------
                                                                           -----------      -----------
4.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

                                                                            June 30,
                                                                              1997          December 31,
                                                                           (unaudited)           1996
                                                                           -----------      ------------
Notes Payable:
     Note payable to bank, principal and interest at 2% above the
     WALL STREET JOURNAL prime rate due January 24, 1997,
     collateralized by a liquor license.                                   $    -            $   85,139

     Note payable to bank, principal and interest at 2% above the
     WALL STREET JOURNAL prime rate due March 10, 1997,
     collateralized by a liquor license.                                        -                70,775
                                                                           -----------      -----------
                                                                           $    -             $ 155,914
                                                                           -----------      -----------
                                                                           -----------      -----------
     Real estate mortgage note payable, due in quarterly installments of $100,000 beginning February 1, 1997, plus interest at 11% per annum, with the unpaid principal balance due on October 31, 1997,
     collateralized by real estate.                                        $   194,141        $ 394,141
                                                                           -----------      -----------
                                                                           -----------      -----------
Long-term Debt:
     Note payable to corporation, due November 1, 2001, payable in monthly installments of $856, including interest at 2% above the
     NY Composite Prime Lending Rate.                                      $     -           $   31,958

     Note payable to bank, due in weekly installments of $5,000, including interest at the bank's prime rate with the unpaid principal balance due on January 16, 1998, collateralized by
     substantially all assets.                                                 293,984          454,725

     Note payable to shareholder, due on December 31, 1998,  interest rate equal to the rate presently being charged by First National
     Bank of Omaha.                                                            219,928          207,270

     Notes payable to bank, due March 17, 2000, payable in monthly
     installments of $945, including interest at a fixed rate of 8.25%.        27,761              -

     Notes payable to bank, principal and interest at the
     WALL STREET JOURNAL prime rate due January 27, 1998,
     guaranteed by a shareholder and collateralized by
     real estate.                                                             250,000              -



     Notes payable to bank, due March 25, 2000, payable in
     monthly installments of $1,000, including interest at
     2% above the WALL STREET JOURNAL prime rate, due March
     25, 2000, collateralized by a liquor license.                            70,030               -
                                                                           -----------       ------------
                                                                             861,703              693,953

     Less current portion                                                   (126,754)            (224,478)
                                                                           -----------       ------------
     Total long-term debt                                                 $  734,949           $  469,475
                                                                           -----------       ------------
                                                                           -----------       ------------

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

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations.

                                                 Three months ended    Six months ended
                                                      June 30               June 30
                                                 -------------------   -----------------
                                                 1997           1996     1997     1996
                                                 ----           ----     ----     ----

Net sales                                        100%          100%      100%     100%

Costs and expenses:
    Cost of sales                               70.8          69.4      70.0     70.6
    Restaurant operating expenses               28.5          25.9      29.0     27.8
                                                ----           ----     ----     ----
Restaurant costs and expenses                   99.3          95.3      99.0     98.4
                                                ----           ----     ----     ----
Restaurant operating income                       .7           4.7       1.0      1.6
                                                ----           ----     ----     ----
General and administrative                       6.5           6.7       5.9     14.6

Provision for loss on restaurant closing          -             -         -       4.6
                                                ----           ----     ----     ----
Loss from operations                            (5.8)         (2.0)     (4.9)   (17.6)

Other expense:
    Interest expense                              1.2          1.5       1.3      1.6


Loss before cumulative effect
  of change in accounting principle              (7.0)        (3.5)     (6.2)    (19.2)

Cumulative effect on prior years of change in
  accounting principle                             -            -         -       (4.7)
                                                 ----           ----     ----     ----
Net loss                                         (7.0)%       (3.5)%    (6.2)%   (23.9)%
                                                 ----          ----     -----     ----
                                                 ----          ----     -----     ----

Store data:
Number of restaurants open, beginning of period     8           8          8         8
Number of restaurants open, end of period           8           8          8         8


QUARTER AND YEAR-TO-DATE ENDED JUNE 30, 1997 COMPARED TO QUARTER
ENDED JUNE 30, 1996

Net sales for the quarter ended June 30, 1997 were $2.5 million, a 7.7% decrease from the second quarter 1996 revenues of $2.7 million. For the six months ended June 30, 1997, net sales decreased 10.3% to $4.9 million from net sales of $5.5 million in the comparable 1996 period. For the quarters ended June 30, 1997 and June 30, 1996, net sales include the operations of eight restaurants for the entire period. For the year-to-date ended June 30, 1997, net sales include the operations of eight restaurants for the entire period. For the six months ended June 30, 1996, net sales include the operations of seven restaurants for the entire period, an eighth restaurant (Columbia) for approximately three months and a ninth restaurant (Old Market) for five months. During the first six months of 1997, same store sales for restaurants open for more than one year decreased by 8.4% primarily because of decreased revenues from the Company's three mature Omaha stores. Increased competition, traffic pattern changes due to road construction and the negative effect that the addition of casino gambling has had on retail spending can be attributed to the decrease in same store sales in the Omaha market. Excluding the three mature Omaha units, same store sales decreased 1.9% during the first six months of 1997 compared to the prior year. The Company has increased food promotions to help enhance same store sales.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) decreased 5.8% to $1.74 million (or 70.8% of net sales) during the second quarter of 1997, compared to $1.85 million (or 69.4% of net sales) in the 1996 second quarter. For the six month period ended June 30, 1997, cost of sales were $3.4 million (or 70.0% of net sales), a 11.1% decrease from $3.8 million (or 70.6% of net sales) in the comparable 1996 period. The increase in the cost of sales as a percentage of net sales is primarily due the dramatic increase in meat prices while menu prices have stayed consistent and the increase in in-store food promotions during the second quarter of 1997. The decrease in the cost of sales percentage for the six month period of 1997 compared to the prior year is attributed to improved food and beverage margins as a result of improved controls to reduce waste and spoilage.

Restaurant operating expenses were $697,446 (or 28.5% of net sales) during the second quarter of 1997, compared to $688,724 (or 25.9% of net sales) in the comparable 1996 period. During the first six months of 1997, the costs decreased 6.5% to $1.4 million (or 29.0% of net sales) from $1.5 million (or 27.8% of net sales) in the first six months of 1996. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The increase, as a percentage of net sales, during the quarter and for the first six months of 1997 is due primarily to the relatively fixed nature of occupancy and advertising costs and lower same store sales volumes, as noted above.

General and administrative costs decreased 10.3% during the second quarter of 1997 to $160,000 (or 6.5% of net sales) from $178,000 (or 6.7% of net sales) in the comparable 1996 period. For the six months ended June 30, 1997, these costs decreased 64% to 290,000 (or 5.9% of net sales) from $796,000 (or 14.6% of net sales) in the comparable 1996 period. The first six month period decrease is primarily due to the write-off of various abandoned assets during the first quarter of 1996 including restaurant architectural prototype costs, computer equipment, development costs incurred for sites not to be developed, and receivables from the Company's former President and Chief Executive Officer which have been determined to be noncollectible. The decrease in the second quarter general and administrative costs from 1997 to 1996 was due to the decrease in salaried corporate management personnel and controlling other overhead costs.

On March 21, 1996, the Company closed its Columbia, Missouri restaurant. This restaurant was closed due to its operating performance not meeting the Company's expectations. The Company had estimated closing costs of $250,000 consisting of the non-realizable value of the equipment and leasehold improvements, expected loss on the lease, and the related costs to dispose of the unit.

Interest expense approximated $30,000 during the second quarter of 1997 compared to $38,000 in the comparable 1996 period. Year-to-date 1997 interest expense was $62,000 compared to $86,000 in the same six month period of 1996. The decrease in interest expense is due to the lower average borrowings for the period.

In 1996, the Company changed its method of accounting for pre-opening costs. Labor costs and other costs relating to the opening of new restaurants are being expensed as incurred.

As a result of the factors described above, the Company had a net loss during the 1997 second quarter of $172,000, and a net loss for the first six months of 1997 of $303,000. This compares to net loss of $92,000 in the second quarter of 1996, and $1.3 million for the first six month period of 1996. The increase in net loss for the second quarter is primarily due to the decrease in restaurant operating income resulting from decreased same-store sales, and the increase in cost of sales and restaurant operating expenses. The decrease in net loss for the six month period is due to lower general and administrative costs, interest expense, restaurant closing costs, and the cumulative effect of the change in accounting principle.

 LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $293,984 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.50% at June 30, 1997. The Company began paying down the principal $5,000 a week starting August 1, 1996. This bank agreement expires on January 16, 1998 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

The Company obtained a line of credit from First Bank, N.A. in January 1997, in the amount of $395,000 at an initial interest rate of 8.25%. The line of credit is quaranteed by a stockholder and is collaterized by the Rio Rancho land held for sale. The Company currently has $250,000 borrowed against the line to pay off existing debt.

The Company currently has borrowed $220,000 from The Schorr Family Company, Inc. due December 31, 1998 with an interest rate equal to the First National Bank of Omaha "Base Rate".

The Company's capital requirements relate principally to the operation of existing restaurants. Capital expenditures for the first six months of 1997 were $54,000 compared to $529,000 for the comparable period in 1996.

During the second quarter of 1997, the Company sold one its liquor licenses for $120,000, and paid off the $71,000 debt related to the asset. The Company realized a $5,248 loss in connection with the sale of this asset.

Currently, the Company is in the process of selling a liquor license in New Mexico and real estate in Rio Rancho which were purchased in anticipation of opening new stores. These sales will increase working capital, support the renovation need for the mature Omaha stores and repay the related debt collateralized by these two assets and other various debt listed on the balance sheet. Management believes the Company has the financial resources in light of projected cash flow to maintain its current level of operations throughout 1997. There can be no assurance that the Company will be successful in its attempt to sell the assets offered for sale at a profit and maintain profitable operations to the extent necessary to meet existing debt service requirements.

                             Part II:  Other Information


Item 3. - EXHIBITS


a)  Exhibit 27 - Financial Data Schedule

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           Austins Steaks & Saloon, Inc.



Date:   8-11-97                           By:  /s/ Tish Gade-Jones
     ---------------------------------       --------------------------------
                                                   Tish Gade-Jones
                                                   Chief Financial Officer