Form 10QSB
period 1997-09-30
AUSTINS STEAKS & SALOON INC
filed 1997-11-14
CIK 930686

                      U.S SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                   FORM 10-QSB

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED SEPTEMBER 30, 1997

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR
                            THE SECURITIES EXCHANGE ACT

                FOR THE TRANSITION PERIOD FROM________TO_______

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

As of October 31, 1997, there were 2,331,052 shares of the issuer's common stock outstanding.

                       Part I: Financial Information

Item 1 - FINANCIAL STATEMENTS

                       AUSTINS STEAKS & SALOON, INC.
                        Consolidated Balance Sheets
              as of September 30, 1997 and December 31, 1996


                                            September 30,
                                                 1997           December 31,
                                             (unaudited)            1996
                                             -------------      ------------
ASSETS
Current assets:
 Inventories                                   $ 124,523          $127,885
 Prepaid expenses & other current
  assets                                         230,419           272,297
                                                 -------           -------
Total current assets                             354,942           400,182
                                                 -------           -------


Equipment                                      1,813,034          1,790,354
Leasehold improvements                          2,992,369          2,960,973
                                               ---------          ---------

Accumulated depreciation &
 amortization                               (1,552,095)        (1,150,501)
                                             -----------        -----------
 Equipment & leasehold improvements,
  net                                          3,253,308          3,600,826
                                               ---------          ---------
Intangibles, net                                 617,398            654,229
Other assets                                     799,470            825,552
                                                 -------            -------
                                             $ 5,025,118        $ 5,480,489
                                             -----------        -----------
                                             -----------        -----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Cash overdraft                                    $ 247           $ 48,071
 Accounts payable                                891,956            566,635
 Interest payable                                  4,000             10,236
 Unredeemed gift certificates                     25,205             89,135
 Current portion of long-term debt                72,461            224,478
 Notes payable to bank                              -               155,914
 Real estate mortgage note payable                94,141            394,141
                                                  ------            -------
Total current liabilities                      1,088,010          1,488,610
                                               ---------          ---------

Long-term debt, net of current portion           620,969            262,205
Note payable to shareholder                      269,928            207,270
                                                 -------            -------

                                                 890,897            469,475
                                                 -------            -------


STOCKHOLDERS' EQUITY
 Common stock (0.01 par value; 7,500,000
  shares authorized; 2,331,052 shares
  issued and outstanding)                         23,311             23,311
 Additional paid-in capital                    5,487,511          5,487,511
 Accumulated deficit                         (2,464,611)        (1,988,118)
                                             -----------        -----------
Total stockholders' equity                     3,046,211          3,522,704
                                             -----------        -----------
                                             $ 5,025,118        $ 5,480,789
                                             -----------        -----------
                                             -----------        -----------

The accompanying notes are an integral part of the consolidated financial statements.

                         AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements of Operations
                                  (unaudited)

                                          For the three months         For the nine months
                                           ended September 30           ended September 30
                                           1997         1996            1997         1996
                                       -----------   -----------    -----------   -----------
Net sales                              $2,367,462    $2,609,705     $7,258,318    $8,060,855

Costs and expenses:
  Cost of sales                         1,664,700     1,853,407      5,087,679     5,701,710
  Restaurant operating expenses           684,093       711,689      2,102,737     2,228,298
                                       -----------   -----------    -----------   ------------
Restaurant costs and expenses           2,348,793     2,565,096      7,190,416     7,930,008
                                       -----------   -----------    -----------   ------------
Restaurant operating income                18,669        44,609         67,902       130,847
General and administrative                167,926       112,290        457,798       908,028
Loss (gain) on restaurant closing            -          (56,002)          -          193,998
                                       -----------   -----------    -----------   ------------
Loss from operations                     (149,257)      (11,679)      (389,896)     (971,179)

Other expense:
  Interest expense                         24,773        33,591         86,597       119,214
                                       -----------   -----------    -----------   ------------
Loss before cumulative effect of
 change in accounting principle          (173,990)      (45,270)      (476,493)   (1,090,393)

Cumulative effect on prior years
 of change in accounting principle
 (see Note 1b)                               -             -              -         (255,512)
                                       -----------   -----------    -----------   ------------

Net loss                                $(173,990)   $ (45,270)     $ (476,493)   $(1,345,905)
                                       -----------   -----------    -----------   ------------
                                       -----------   -----------    -----------   ------------

Net loss per share                        $ (0.07)     $ (0.02)        $ (0.20)       $ (0.65)
                                          --------     --------        --------       --------
                                          --------     --------        --------       --------
Weighted average number of common
 shares outstanding                     2,331,052    2,331,052       2,331,052      2,065,962
                                       -----------   -----------    -----------   ------------


   The accompanying notes are an integral part of the consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
              Consolidated Statement Of Changes In Stockholders' Equity
                   for the nine months ended September 30, 1997
                                  (unaudited)

                                     Common Stock         Additional
                                 --------------------      Paid-In      (Accumulated
                                  Shares      Dollars      Capital         Deficit)       Total
                                  ------      -------     ----------    ------------    ----------
Balances, December 31, 1996      2,311,052    $23,311    $5,487,511     $(1,988,118)    $3,522,704

Net loss                            -            -           -          $  (476,493)    $ (476,493)
                                 ---------    -------    -----------    ------------    ----------
Balances, September 30, 1997     2,331,052    $23,311    $5,487,511     $(2,464,611)    $3,046,211
                                 ---------    -------    -----------    ------------    ----------
                                 ---------    -------    -----------    ------------    ----------



   The accompanying notes are an integral part of the consolidated financial statements.

                                       AUSTINS STEAKS & SALOON, INC.
                                  Consolidated Statements Of Cash Flows
                          for the nine months ended September 30, 1997 and 1996
                                               (unaudited)

                                                             September 30, 1997    September 30, 1996
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $ (476,493)        $(1,345,905)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Cumulative effect of change in accounting principle                  -                255,512
  Depreciation and amortization                                     441,210             434,007
  Loss on sale of equipment and assets held for sale                  8,579               7,911
  Loss on restaurant closing                                           -                193,998
  Write-off of note receivable from officer                            -                 50,000
  Write-off of other assets                                            -                169,914
  Write-off of equipment                                               -                132,726
  Changes in assets and liabilities:
   Inventories                                                       3,362              (11,372)
   Prepaid expenses and other current assets                       (83,370)             135,311
   Accounts payable                                                325,321              209,346
   Interest payable                                                 (6,236)               7,280
   Unredeemed gift certificates                                    (63,930)            (101,797)
                                                                 ------------        ------------
Net cash provided by operating activities                          148,443              136,931

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and assets held for sale         120,183                9,550
  Purchase of equipment and leasehold improvements                 (60,375)            (580,875)
  Change in other assets                                            26,082              (98,862)
                                                                 ------------        ------------
     Net cash provided by (used in) investing activities            85,890             (670,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in cash overdraft                                       (47,824)            (227,157)
  Payments on debt                                                (629,166)            (200,762)
  Proceeds from debt                                               442,657              961,175
                                                                 ------------        ------------
     Net cash provided by (used in) financing activities          (234,333)             533,256
                                                                 ------------        ------------

Net increase in cash and cash equivalents                             -                    -
Cash and cash equivalents, beginning of period                        -                    -
                                                                 ------------        ------------
Cash and cash equivalents, end of period                         $    -              $     -
                                                                 ------------        ------------


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

3.   Other Assets

Other assets consisted of the following:

                                                           September 30,
                                                               1997         December 31,
                                                            (unaudited)         1996
                                                           -------------    ------------
Investment - land                                            $535,039         $535,039
Liquor licenses                                               193,183          193,183
Deposits                                                       45,615           59,894
Organization costs, net                                        25,633           37,436
                                                               ------           ------
                                                             $799,470         $825,552
                                                             --------         --------
                                                             --------         --------

4.   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

                                                           September 30,
                                                               1997         December 31,
                                                            (unaudited)         1996
                                                           -------------    ------------
Notes Payable:
  Note payable to bank, principal and interest at 2%
  above the WALL STREET JOURNAL prime rate due
  January 24, 1997, collateralized by a liquor license.      $   -            $ 85,139

  Note payable to bank, principal and interest at 2%
  above the WALL STREET JOURNAL prime rate due
  March 10, 1997, collateralized by a liquor license.            -              70,775
                                                           -------------    ------------

                                                             $   -            $155,914
                                                           -------------    ------------
                                                           -------------    ------------
  Real estate mortgage note payable, due in quarterly
  installments of $100,000 beginning February 1, 1997,
  plus interest at 11% per annum, with the unpaid
  principal balance due on October 31, 1997,
  collateralized by real estate.                             $ 94,141         $394,141
                                                           -------------    ------------
Long-term Debt:
  Note payable to corporation, due November 1, 2001,
  payable in monthly installments of $856, including
  interest at 2% above the NY Composite Prime Lending
  Rate.                                                      $   -            $ 31,958

  Note payable to bank, due in weekly installments of
  $5,000, including interest at the bank's prime rate
  with the unpaid principal balance due on January 16,
  1998, collateralized by substantially all assets.           249,097          454,725

  Note payable to shareholder, due on December 31,
  1998, interest rate equal to the rate presently
  being charged by First National Bank of Omaha.              269,928          207,270



  Notes payable to bank, due March 17, 2000, payable
  in monthly installments of $945, including interest
  at a fixed rate of 8.25%.                                    25,495             -

  Notes payable to bank, principal and interest at the
  WALL STREET JOURNAL prime rate due January 27, 1998,
  guaranteed by a shareholder and collateralized by
  real estate.                                                350,000             -

  Notes payable to bank, due March 25, 2000, payable in
  monthly installments of $1,000, including interest at
  2% above the WALL STREET JOURNAL prime rate,
  collateralized by a liquor license.                          68,838             -
                                                           -------------    ------------
                                                              963,358          693,953

Less current portion                                          (72,461)        (224,478)
                                                           -------------    ------------
Total long-term debt                                         $890,897         $469,475
                                                           -------------    ------------
                                                           -------------    ------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently operates eight steakhouse restaurants: Four are located in Omaha, Nebraska; and one each is located in Lincoln, Nebraska; Scottsdale, Arizona; Santa Fe, New Mexico; and Albuquerque, New Mexico. The Omaha restaurants were opened in September 1989, January 1992, December 1992, and January 1996; the Santa Fe restaurant was opened in April 1994, the Lincoln restaurant was opened in December 1994; the Albuquerque restaurant was opened in February 1995; and the Scottsdale restaurant was opened in December 1995. On March 21, 1996 the Company closed its Columbia, Missouri restaurant which opened in November 1993.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statement of Operations.

                                     Three months ended       Nine months ended
                                        September 30             September 30
                                     ------------------       -----------------
                                       1997      1996           1997     1996
                                     --------  --------       --------  -------

Net sales                              100%      100%           100%     100%

Costs and expenses:
  Cost of sales                        70.3      71.0           70.1     70.7
Restaurant operating expenses          28.9      27.3           29.0     27.7
                                       ----     -----           ----     ----
Restaurant costs and expenses          99.2      98.3           99.1     98.4
                                       ----     -----           ----     ----
Restaurant operating income             0.8       1.7            0.9      1.6
                                       ----     -----           ----     ----
General and administrative              7.1       4.3            6.3     11.2
Loss (gain) on restaurant closing        -      (2.2)             -       2.4
                                       ----     -----           ----     ----
Loss from operations                  (6.3)     (0.4)          (5.4)   (12.0)

Other expense:
  Interest expense                      1.0       1.3            1.2      1.5

Loss before cumulative effect
 of change in accounting principle     (7.3)    (1.7)          (6.6)   (13.5)

Cumulative effect on prior years of
 change in accounting principle          -        -              -      (3.2)
                                       ----     -----           ----     ----
Net loss                              (7.3)%   (1.7)%         (6.6)%  (16.7)%
                                       ----     -----           ----     ----
                                       ----     -----           ----     ----
Store data:
Number of restaurants open, beginning      8        8              8        8
 of period
Number of restaurants open, end            8        8              8        8
 of period

QUARTER AND YEAR-TO-DATE ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Net sales for the third quarter ended September 30, 1997 were $2.4 million, a 9% decrease from the third quarter 1996 revenues of $2.6 million. For the nine months ended September 30, 1997, net sales decreased 10% to $7.3 million from net sales of $8.1 million in the comparable 1996 period. For the quarters ended September 30, 1997 and September 30,1996, net sales include the operations of eight restaurants for the entire period. For the nine months ended September 30, 1997, net sales include the operations of eight restaurants for the entire period. During the first nine months of 1996, net sales include the operations of seven restaurants for the entire period, an eighth restaurant (Columbia) for approximately three months and a ninth restaurant (Old Market) for eight months. During the first nine months of 1997, same store sales for restaurants open for more than one year decreased by 8.5% primarily because of decreased revenues from the Company's more mature stores. Increased competition and the negative effect that the addition of casino gambling has had on retail spending in Omaha and Albuquerque can be attributed to the decrease in same store sales. The Company, with the assistance of Bozell Worldwide, has started a new marketing campaign in the Omaha market to help enhance same store sales.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) decreased 10% to $1.7 million (or 70.3% of net sales) during the third quarter of 1997, compared to $1.9 million (or 71.0% of net sales) in the 1996 third quarter. For the nine month period ended September 30, 1997, cost of sales were $5.1 million (or 70.1% of net sales), an 11% decrease from $5.7 million (or 70.7% of net sales) in the comparable 1996 period. The overall decrease in cost of sales as a percentage of net sales is attributed to enhanced food and beverage margins as a result of improved controls to reduce waste and spoilage, and the containment of excess labor costs.

Restaurant operating expenses were $684,000 (or 28.9% of net sales)during the third quarter of 1997, compared to $712,000 (or 27.3% of net sales) in the comparable 1996 period. During the first nine months of 1997, the costs decreased 6% to $2.1 million (or 29.0% of net sales) from $2.2 million (or 27.7% of net sales) in the first nine months of 1996. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The overall increase as a percentage of net sales is due primarily to the relatively fixed nature of occupancy costs of the Company's locations and lower same store sales volumes, as noted above.

General and administrative costs increased 49.5% during the third quarter of 1997 to $168,000 (or 7.1% of net sales) from $112,000 (or 4.3% of net sales) in the comparable 1996 period. For the nine months ended September 30, 1997, these costs decreased 49.6% to $458,000 (or 6.3% of net sales) from $908,000 (or 11.2% of net sales) in the comparable 1996 period. The first nine month period decrease is primarily due to the write-off of various abandoned assets during the first quarter of 1996 including restaurant architectural prototype costs, computer equipment, development costs incurred for sites not to be developed, and receivables from the Company's former President and Chief Executive Officer which have been determined to be noncollectible. The increase in the third quarter general and administrative costs from 1996 to 1997 is due to the fixed characteristics of corporate expenses including, but not limited to, salaries and rent.

Attorneys fees have also increased during the third quarter of 1997 as the Company successfully resolved two different lawsuits incurred during the normal course of business in which no claims were paid by the Company.

Interest expense approximated $25,000 during the third quarter of 1997 compared to $34,000 in the comparable period. Year-to-date 1997 interest expense was $87,000 compared $119,000 in the same nine month period of 1996. The decrease in interest expense is due to the lower average borrowings for the period.

As reported in the first quarter of 1996, the Company closed its Columbia, Missouri restaurant on March 21, 1996 due to its operating performance not meeting the Company's expectations. The actual closing costs for the nine months ending September 30, 1996 were $193,998 consisting of the non-realizable value of the equipment and leasehold improvements, expected loss on lease, and the related costs to dispose of the unit. Rock Bottom, Inc. signed an agreement with the Company on July 16, 1996 for $154,000 to purchase the equipment in the store and assumed the Columbia store lease. Estimated closing costs for the restaurant were $250,000, resulting in a $56,002 gain in the third quarter of 1996.

In 1996, the Company changed its method of accounting for pre-opening costs. Labor costs and other costs relating to the opening of new restaurants are being expensed as incurred.

As a result of the factors described above, the Company had a net loss during the 1997 third quarter of $174,000, and a net loss for the first nine months of 1997 of $476,000. This compares to net loss of $45,000 in the third quarter of 1996, and $1.3 million for the first nine month period of 1996. The increase in net loss for the third quarter is primarily due to the decrease in restaurant operating income resulting from decreased same-store sales and the increase in general and administrative costs. The decrease in net loss for the nine month period is due to lower general and administrative costs, interest expense, restaurant closing costs, and the cumulative effect of the change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $249,097 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.50% at September 30, 1997. The Company began paying down the principal and interest $5,000 a week starting August 1, 1996. This bank agreement expires on January 16, 1998. To help improve the Company's cash flow, the Company is negotiating with First National Bank of Omaha to modify the current loan agreement so that the Company will pay $5,000 a month in principal plus interest instead of $5,000 a week, as noted above. The new loan will be guaranteed by a shareholder and mature June 30, 1998.

The Company obtained a line of credit from First Bank, N.A. in January 1997, in the amount of $395,000 at an initial interest rate of 8.25%. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale. The Company currently has $350,000 borrowed against the line to pay off existing debt. Due to the Company's ability to make payments on a timely basis and the present cash flow situation, the Company expects that the line of credit will be extended for another year. On November 3, 1997, the Company entered into another line of credit with First Bank, N.A. in the amount of $250,000 at an initial interest rate of 8.5%. This line of credit is also guaranteed by a shareholder and matures on November 3, 1998.

The Company currently has borrowed $269,928 from The Schorr Family Company, Inc. due December 31, 1998 with an interest rate equal to the First National Bank of Omaha "Base Rate".

On October 29, 1997, the Company also renegotiated the real estate mortgage note. The new loan agreement states that the Company will pay $50,000 plus interest on October 31, 1997, and pay the remaining principal balance on January 31, 1998.

The Company's capital requirements relate principally to the operation of existing restaurants. Capital expenditures for the first nine months of 1997 were $60,000 compared to $581,000 for the comparable period in 1996.

During the second quarter of 1997, the Company sold one of its liquor licenses for $120,000, and paid off the $71,000 debt related to the asset. The Company realized a $5,248 loss in connection with the sale of this asset.

Currently, the Company is in the process of selling a liquor license in New Mexico and is seeking a buyer for the real estate in Rio Rancho which were purchased in anticipation of opening new stores. These sales will increase working capital, support the renovation need for the mature Omaha stores and repay the related debt collateralized by these two assets and other various debt listed on the balance sheet. Management believes the Company has the financial resources in light of projected cash flow to maintain its current level of operations throughout 1997. There can be no assurance that the Company will be successful in its attempt to sell the assets offered for sale at a profit and maintain profitable operations to the extent necessary to meet existing debt service requirements.

                          Part II: Other Information


Item 3. - EXHIBITS


a)      Exhibit 27 - Financial Data Schedule

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     Austins Steaks & Saloon, Inc.


Date: November 14                    By: /s/ Tish Gade-Jones
                                        -------------------------------
                                        Tish Gade-Jones
                                        Chief Financial Officer