Form 10KSB
period 1997-12-31
AUSTINS STEAKS & SALOON INC
filed 1998-03-31
CIK 930686

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                    ----------------------------------

                                  FORM 10-KSB
(X)  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997


( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  ----------

Commission file number        0-25366
                              -------


                         AUSTINS STEAKS & SALOON, INC.
                         -----------------------------
                (Name of small business issuer in its charter)

                   Delaware                        86-0723400
                   --------                        ----------
         (State or other jurisdiction           (I.R.S. employer
       of incorporation or organization)       identification no.)


                          6940 "O" Street, Suite 334
                           Lincoln, Nebraska  68510
              (Address of principal executive offices) (Zip Code)

                                (402) 466-2333
               (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

         Securities registered pursuant to Section 12 (g) of the Act:

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

Issuer's revenues for the year ended December 31, 1997.  $9,542,098.

As of March 13, 1998, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, was $740,438.

As of March 13, 1998 there were 2,331,052 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held June 4, 1998 -Part III.

Transitional Small Business Disclosure Format (Check One):  Yes    No X
                                                               ---   ---

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

GENERAL

     Austins Steaks & Saloon, Inc. (the "Company" or "Austins") owns and operates eight moderately priced, casual dining full-service AustinsTM restaurants featuring specialty prime rib dishes, a variety of fresh-cut, aged steaks, home-cooked entrees, salads and sandwiches. Many of the beef products are hand-cut on site, and most of the Company's menu items are likewise prepared on site from fresh ingredients. The Company's restaurants offer lunches and dinners of generous portions at moderate prices.
Management believes its restaurants appeal to a broad range of patrons by emphasizing consistently high-quality appealing food and attentive service by a well-trained, friendly staff for a moderate price. This appeal is enhanced by wood plank floors and corrugated tin finishes in the reception and bar areas, highlighted by wood paneling, and a western-style bar. To provide a comfortable, homey feel, the Company encourages its customers to bring ball caps, automobile license plates, and business cards to the restaurants for display in bar areas.

     Based upon the Company's experience in creating, refining, and implementing its concept, Company management believes it will be able to open additional restaurants. The short term strategy is to increase per unit sales, continue to reduce expenses, consider closing under-performing stores, and return to profitability. If that strategy can be accomplished, the Company's longer term growth strategy is to open Company-owned restaurants in rural areas within a ninety mile radius of the Omaha area in order to provide economies of scale in advertising, purchasing and management and greater exposure in the market area. The Company believes that its excellent name recognition in the Omaha vicinity will ensure the success of these new restaurants. Although competition in the restaurant industry is intense, the Company believes its Western Roadhouse concept will compete favorably.

COMPANY HISTORY

     The Company was incorporated in December 1992 as a Delaware corporation. In July and August 1994, the Company acquired all of the outstanding stock of its five affiliated restaurant corporations. The Company currently has eight subsidiary restaurant corporations.

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

     The Company believes that the Austins restaurant concept and menu are designed to attract loyal clientele who return with a high degree of frequency at both lunch and dinner. The decor of the Company's restaurants emulates a "Western Roadhouse" theme which features a variety of western and country artifacts, giving it a relaxed friendly feel. The restaurants' atmosphere is enhanced by the decor of the restaurants, which includes wood plank floors, subdued lighting, and upbeat country western music. In addition, the Company also encourages its customers to bring ball caps, automobile license plates, and business cards to the restaurant for display, adding to Austins' distinctive identity. Austins is further distinguished by requiring from its meat purveyors high-quality, USDA top choice Nebraska steaks, substantially all of which are hand-cut fresh daily on site. High-quality ingredients are used for all menu items, including gravies, sauces and dressings, with minimal use of commercially prepared items. All meals are served in generous portions by a well-trained friendly staff. Austins provides full liquor and bar service at each of its restaurants, primarily as an added service to its clientele. Alcoholic beverage service accounted for approximately 12.7% and 13.2% of the Company's net sales for each of the years ended December 31, 1997, and 1996, respectively.

     The Company emphasizes highly attentive, friendly service by closely supervising restaurant operations and providing ongoing employee training and support. Company restaurants are open seven days a week, with an average per customer check of approximately $8.35 at lunch and $13.75 at dinner.

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

     PROFITABILITY AND GROWTH STRATEGY - Because of the factors discussed under "Management's Discussion and Analysis for Plan of Operation", the Company has incurred net losses of approximately $3.0 million over the past two years. The Company's immediate and short term goal is to seek ways, through advertising, variation of menu mix and selected variation of interior theme, to increase per unit sales. The Company may determine to sell one or two restaurant units which management does not believe can provide profitable growth to the overall operations. The Company will also look for continuing ways to reduce expenses, all with the goal of returning to profitability. To the extent the Company can return to profitability over the next several years, its longer term strategy would be to deliberately and selectively open additional restaurants where it believes it can utilize economies of scale with existing restaurants. There is no assurance that the Company will be successful in increasing sales of additional restaurant units to achieve any significant profitability.

MENU

     Austin's dinner menu features a well-rounded selection of high-quality specialty prime rib entrees. The Company's goal is to be known for its excellent prime rib. It has reintroduced some of its original prime rib recipes, including blackened prime rib with Cajun seasoning, shrimp stuffed prime rib, and peppercorn prime rib. The dinner menu also features an excellent selection of favorite steak cuts, including several oversize-cut entrees. Prime rib and steaks are cooked to order. One of the more popular items at both lunch and dinner is the Chicken Fried Steak, served with homemade mashed potatoes (skins on) and a cream gravy. A variety of home-style salads, chicken, fish, and barbecued items round out the dinner menu and provide a tasty alternative to diners who want a lighter meal.

     All dinners offer a complete meal. Choices of accompaniments include fresh-made salad or soup, homemade sugar biscuits and honey butter, and rice pilaf, twice-baked potato casserole, french fries, mashed potatoes with homemade cream or brown gravy, or sauteed vegetables. The lunch menu features burgers with many optional garnishes to "build them from scratch," smaller cut luncheon steaks, in addition to several favorites from the dinner menu. The lunch and dinner menus also include a range of appetizers and desserts. Full bar service is available as an accompaniment to both meals.

     The Company now successfully serves hardwood smoked and barbecued meats in half of its sites. The barbecued pork, sausage, and brisket items now account for a substantial percentage of the restaurants' total food sales.
In 1997, the Company implemented a "Sadie's Catch of the Day." This special features a variety of fresh fish including Mahi, Trout, Swordfish, etc.
Since the restaurants are located in different regions of the United States, in 1997 the Company began catering to local consumer tastes. For example, in the Nebraska area, the restaurants serve a Nebraska Melt which includes shaved prime rib, cheddar cheese and sauteed onions on sourdough bread. But the Santa Fe, New Mexico restaurant refers to the sandwich as the New Mexico Melt and serves it with green chilies.

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
     Omaha, Nebraska

     On March 13, 1998, the Company sold its Lincoln, Nebraska restaurant which was opened in December 1994. This unit was sold because its performance was not meeting the Company's expectations.

MARKETING

     Austins restaurants are positioned as destination restaurants providing home-cooked food and full service to the casual dining market segment at a moderate price. Management has focused on providing its customers with superior quality, service, and perceived value in a distinctive atmosphere. It has relied primarily on customer satisfaction and word-of-mouth to obtain repeat customers and attract new clientele. Historically, Austins' high perceived value has acted as word-of-mouth advertising and, therefore, the Company has been able to maintain a minimal advertising budget of approximately 2% of sales. Because the Company's previous marketing efforts have been "piece-meal", the Company decided to hire Bozell Worldwide to help strengthen its position within the Omaha market. Bozell developed a branding campaign which is centered around the theme, "Eat Steak. Sleep Steak. Think Steak." Included in this campaign is the Steak Lover's Club, new employee uniforms, and sponsorship of the local college hockey team. This marketing strategy has resulted in an increase in traffic flow and consumer awareness. In December of 1997, after two months of implementing the branding campaign, same-store sales for the Omaha Market increased by 2.8%. It has been at least two years since the four Omaha restaurants have had an increase in same-store sales.

RESTAURANT OPERATIONS AND MANAGEMENT

Due to the successful retention of its managers in 1997, the Company is positioned to further improve same-store sales in 1998. Each restaurant employs one general manager, two to three managers, one hourly supervisor and approximately 40 to 60 hourly employees, depending on the size of the restaurant, many of whom work part-time. The general manager of each restaurant carries primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company-established operating standards.

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

     The Company provides an incentive-based compensation plan for its restaurant management that includes a base salary, a monthly bonus based on a predetermined percentage of their individual store's controllable operating profit, participation in the Company's 401(k) Plan, and annual stock option grants for its general managers.

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

COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location, and food quality. There are many well-established competitors with substantially greater financial and other resources than the Company. In the Company's view, its principal competitors are not only other steakhouses but also other restaurants offering a casual atmosphere and moderately priced meals. Expansion of the steakhouse concept has increased in recent years. In addition to traditional steakhouse restaurants, the Company expects to face competition from new entries into the steakhouse market. Other steakhouse chains have greater name recognition, are more well-established, and have significantly greater resources than the Company. Other competitors include a large number of national and regional restaurant chains, many of which have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's new restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefit costs, and a lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular. A new competitor, casino gambling, has entered the market and affected the economy in the past couple years. Many of the casinos offer free food or inexpensive buffets to lure customers. In the Omaha, Nebraska area, there are two riverboat casinos located within a ten mile vicinity of the Company's four Omaha locations, which has impacted same-store sales. Also, Omaha, Nebraska has been known to have more restaurants per capita than any other large city in the United States. There can be no assurance that the Company will be able to compete successfully in the future with respect to any of the above factors.

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

     The federal Americans With Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and became effective as to employment in July 1992. The Company's restaurants are currently designed to be accessible to the disabled. The Company believes it is in substantial compliance with all current applicable regulation relating to restaurant accommodations for the disabled. However, the Company could be required to expend funds to modify its restaurants in order to provide service to, or make reasonable accommodations for the employment of disabled persons.

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

EMPLOYEES

     As of December 31, 1997, the Company had approximately 312 employees, five of whom are corporate personnel, 32 of whom are restaurant management, and the remainder of whom are hourly restaurant personnel. Of the five corporate employees, two are in management positions and three are administrative employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Common Stock of the Company was traded on the NASDAQ Small-Cap Market System under the symbol "STAK" from January 25, 1995 to November 19, 1997. Prior to that date, there was no public market for the Common Stock.
On November 19, 1997 the Company was delisted from NASDAQ due to the Company's failure to meet the $1 minimum bid price requirement. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock as reported on the NASDAQ Small-Cap Market System and the National Quotation Bureau:


Fiscal Year Ended December 31, 1997 and 1996         High             Low
--------------------------------------------       --------       ----------
First Quarter 1996                                 $  2.125        $  1.4375
2Second Quarter 1996                               $  1.75         $  .875
Third Quarter 1996                                 $  1.625        $  1.00
Fourth Quarter 1996                                $  1.375        $  .625
First Quarter 1997                                 $  1.00         $  .50
Second Quarter 1997                                $  1.00         $  .625
Third Quarter 1997                                 $  1.125        $  .625
Fourth Quarter 1997                                $  1.00         $  .25


     As of March 13, 1998, there were approximately 66 stockholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS DOCUMENT AS A RESULT OF THE RISK FACTORS SET FORTH BELOW IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE RESULTS" AND ELSEWHERE IN THIS DOCUMENT.

OVERVIEW

     The Company currently operates eight steakhouse restaurants. Four are located in Omaha, Nebraska and one is located in each of Lincoln, Nebraska, Santa Fe, New Mexico, Albuquerque, New Mexico, and Scottsdale, Arizona. The Omaha restaurants were opened in September 1989, January 1992, December 1992, and January 1996. The Santa Fe restaurant was opened in April 1994, the Lincoln restaurant in December 1994, the Albuquerque restaurant in February 1995, and the Scottsdale restaurant in December 1995. The discussion of financial condition and results of operations included in the paragraphs that follow should be read in conjunction with the consolidated financial statements contained in this report.

RESULTS OF OPERATIONS

     The following table presents the major components of the statement of operations on a historical combined basis and expressed as a percentage of revenues, and should be used in reviewing the discussion and analysis of results of operations.


                                                   YEAR ENDED DECEMBER 31,

                                             1997                      1996                     1995
                                             ----                      ----                     ----
                                                  As a                      As a                        As a
                                                Percent of                Percent of                 Percent of
Statement of Operations Data:        Amount      Revenue       Amount       Revenue       Amount       Revenue
                                     ------     ----------     ------     -------         ------     ----------
Net Sales . . . . . . . . . . . .  $9,542,098     100.0%     $10,440,478    100.0%     $9,534,763        100.0%

Cost of Sales - Food/Beverage . .   3,832,788      40.2        4,203,556     40.3       3,741,117         39.2

Cost of Sales - Labor . . . . . .   2,887,816      30.3        3,186,378     30.5       2,769,132         29.0

Restaurant Operating Expenses . .   2,282,000      23.9        2,406,883     23.1       2,116,268         22.2

Depreciation and Amortization . .     544,899       5.7          542,752      5.2         330,064          3.5

Amortization of Pre-Opening
     Costs. . . . . . . . . . . .       -           -              -          -           309,548          3.3

General and Administrative
     Expenses . . . . . . . . . .     608,731       6.4        1,019,964      9.8         945,332          9.9

Loss on Restaurant Closing. . . .       -           -            193,998      1.8           -              -

 Impairment of Long-Lived             768,085       8.0            -          -             -              -
     Assets . . . . . . . . . . .

Loss from Operations. . . . . . .  (1,382,221)    (14.5)       (1,113,053)  (10.7)       (676,698)        (7.1)

Other Income (Expense). . . . . .    (113,954)     (1.2)         (181,498)   (1.7)         62,585          0.7

 Loss Before Income
     Taxes and Cumulative Effect
     of Change in Accounting
     Principle. . . . . . . . . .  (1,496,175)    (15.7)       (1,294,551)  (12.4)       (614,113)        (6.4)

Income Tax Benefit. . . . . . . .       -           -               -         -           (46,414)        (0.5)

Loss Before Cumulative
      Effect of Change in
      Accounting Principle. . . .  (1,496,175)    (15.7)      (1,294,551)   (12.4)       (567,699)        (6.0)

Cumulative Effect on Prior
      Years of Change in
      Accounting Principle. . . .       -           -           (255,512)    (2.4)          -              -

 Net Loss . . . . . . . . . . . .  (1,496,175)    (15.7)      (1,550,063)   (14.8)       (567,699)        (6.0)

     The Company's revenues and expenses can be significantly affected by the number and timing of the opening of additional restaurants. The timing of the restaurant openings can also affect net sales and other period-to-date comparisons. Interim period results can also be affected by seasonal changes. During recent fiscal years, the Company's sales have been higher during the second and third quarters than during the first and fourth quarters, although not significantly. As of January 1, 1996, the Company changed the method of accounting for pre-opening costs. Labor costs and certain other costs relating to opening of new restaurants are expensed as incurred. Previously, such costs were capitalized and amortized over a twelve-month period commencing with the restaurant opening.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO COMBINED YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997 were $9.5 million, a 8.6% decrease from $10.4 million for the year ended December 31, 1996. Net sales for the year ended December 31, 1996 include the operations of seven restaurants for the full year, a eighth restaurant (Omaha-Old Market) for eleven-and-a-half months and a ninth restaurant (Columbia, Missouri) for two-and-a-half months. Net sales for the year ended December 31, 1997 include the operations of eight restaurants for the full year. Some of the decrease in net sales is due to one additional restaurant in operation for two-and-a-half months during 1996. Annual sales decreased by 7.8% for the eight restaurants open during the entire year of 1997 and 1996.

     Cost of sales (primarily food, beverages, and direct labor) decreased 9.1% to $6.7 million for the period ending December 31, 1997 from $7.4 million for the comparable 1996 period. This decrease is due primarily to the decrease in sales during 1997, as described above. As a percentage of net sales, these costs approximated 70.5% in 1997 compared to 70.8% in 1996. This percentage decrease relates mainly to improved labor margins which are in turn the result of better control over labor hours and manager and employee retention levels.

     Restaurant operating expenses were $2.3 million, or 23.9% of net sales, for the year ended December 31, 1997, a 5.2% decrease from $2.4 million, or 23.1% of net sales, in the comparable period in 1996. These expenses represent primarily the cost of occupancy, including rent, maintenance, and utilities, and other various costs. The increase, as a percentage of net sales, is attributed mainly to a decline in the average revenue per unit, and the associated effect that these relatively fixed costs have on operating margins. Increased advertising during the fourth quarter of the year also contributed to the percentage increase in operating expenses.

     General and administrative costs decreased 40.3% to $609,000 for the year ended December 31, 1997 compared to $1 million for the comparable 1996 period. As a percentage of net sales, these costs decreased to 6.4% in 1997 from 9.8% in 1996. This decrease in absolute dollars and as a percentage of net sales is primarily related to the Company controlling corporate overhead costs and the decrease in one corporate employee.

     Depreciation and amortization during the year ended December 31, 1997 increased slightly to $545,000 or 5.7% of net sales, from $543,000, or 5.2% of net sales, for the year ended December 31, 1996, a 0.4% increase. This increase in absolute dollars is attributed to one full year of depreciation for the Old Market-Omaha restaurant in 1997. As described above, the Old Market-Omaha restaurant was opened midway through January of 1996. The increase as a percentage of net sales is due to the decreased average revenue per unit and the relatively fixed nature of the depreciation and amortization costs.

      In early 1998, the Company began negotiations to sell its Lincoln store. The negotiated sales price indicated that the investment in this store had been impaired at year end. Therefore, management determined that all stores should be considered for impairment review. The Company's review relating to assets to be held and used indicated that a second restaurant had experienced negative cash flows, which are expected to continue. An impairment loss was recorded based on estimated discounted future cash flows from operations and the estimated sales value of the equipment and the liquor license. A provision for impairment of $768,085 was booked in the fourth quarter related to write-downs of the assets associated with these restaurants.

     Other expense approximated $114,000 for the year ended 1997 compared to $181,000 in the same 1996 period. The decrease is due to lower interest expense as a result of a reduction in average borrowings for 1997.

     The Company's net loss before the impairment loss for the year ended December 31, 1997 approximated $728,000. In view of the negative same-store sale trends, the Company is controlling costs related to food, labor, operating expenses and corporate overhead.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO COMBINED YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996 increased 9.5% to $10.4 million from $9.5 million for the year ended December 31, 1995. Net sales for the year ended December 31, 1995 include the operations of six restaurants for the full year, a seventh restaurant (Albuquerque) for eleven months, and an eighth restaurant (Scottsdale) for 10 days. Net sales for the year ended December 31, 1996 include the operations of seven restaurants for the full year, an eighth restaurant (Omaha-Old Market) for eleven-and-a-half months and a ninth restaurant (Columbia, Missouri) for two-and-a-half months. The increase in net sales is primarily due to one additional restaurant in operation during 1996 and the full year of operations for two restaurants opened in 1995. Annual sales decreased by 15.7% for the five restaurants open during the entire year of 1996 and 1995.

     Cost of sales increased to $7.4 million for the year ended December 31, 1996, an increase of 13.5% from $6.5 million in the comparable 1995 period. This increase is primarily due to the additional restaurant operations in 1996 as discussed above. As a percentage of net sales, these costs increased from 68.2% in 1995 to 70.8% in 1996. This 2.6% increase relates mainly to an increase of in-store promotions and a greater investment in the restaurant manager's salary and bonus program to help attract and retain employees whose skill and dedication enable the Company to execute its concept successfully.

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

     General and administrative costs increased 7.9% to $1 million in 1996 from $945,000 in 1995. As a percentage of net sales, general and administrative expenses decreased 0.1% to 9.8% of net sales in 1996, from 9.9% in 1995. The increase in absolute dollars is primarily due to the write-off of various abandoned assets including restaurant architectural prototype costs, development costs incurred for sites not developed, and receivables from the Company's former President and Chief Executive Officer which were determined to be noncollectible at this time, including the $50,000 note receivable from officer. The decrease as a percentage of net sales is attributed to management controlling overhead costs and the decrease in corporate management personnel midway through the year.

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

     As a result of the factors described above, 1996 loss from operations and net loss as a percentage of sales increased in comparison to 1995. This percentage increase reflects the decrease in same-store sales, interest expense, restaurant closing costs and the cumulative effect of the change in accounting principle. The negative sales trends resulted in lower-than-anticipated contributions from the Company's more mature Omaha stores during 1996 and increased market pressures system-wide. The Company attributes these declines primarily to increased competition in the core Omaha market, continued soft retail environment and expanded gambling with two new riverboat casinos opening within a 10 mile vicinity of the four Omaha stores.

YEAR 2000

The Company will be able to resolve the year 2000 issue by replacing the motherboards in the computers at the Corporate office and in all of the restaurants during 1998. The financial impact of this project will be immaterial.

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at the federally established minimum wage level, and, accordingly, changes in such wage level could affect the Company's labor costs. To date, inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $114,000 and $6,000 for the years ended December 31, 1997 and 1996, respectively. The Company had a working capital deficit of $796,000 and $1,088,000 at December 31, 1997 and 1996, respectively. The Company does not have significant receivables or inventory.

     The Company's capital requirements relate principally to the development of new restaurants and the operation of existing restaurants. Capital expenditures for the restaurant construction and related equipment were $102,000 for the year ended December 31, 1997 and $617,000 for the year ended December 31, 1996.

     The Company currently has $236,006 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.50% at December 31, 1997. The Company is paying $5,000 a month in principal plus interest. This bank agreement is guaranteed by a shareholder and matures on January 31, 1999 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

     The Company has borrowed $269,928 from The Schorr Family Company, Inc. due December 31, 1999 with an interest rate equal to the First National Bank of Omaha "Base Rate."

     The Company obtained a line of credit from First Bank, N.A. on January 27, 1997 in the amount of $395,000 at a variable interest rate which was 8.50% at December 31, 1997. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale. The Company currently has $395,000 borrowed against the line to pay off existing debt. This line of credit is guaranteed by a shareholder and matures on January 27, 1999.

     On November 3, 1997, the Company entered into another line of credit with First Bank, N.A. in the amount of $210,000 at an initial interest rate of 8.50%. As of December 31, 1997, there was $55,000 outstanding under this agreement. This line of credit is also guaranteed by a shareholder and matures on January 3, 1999.

     Currently, the Company is in the process of selling a liquor license in New Mexico and the Rio Rancho real estate which were purchased in anticipation of opening new stores. These sales will increase working capital, support the renovation needed for the mature Omaha stores and repay the related debt collateralized by these two assets and other various debt listed on the balance sheet. Management believes the Company has the financial resources in light of projected cash flows to maintain its current level of operations throughout 1998. There can be no assurance that the Company will be successful in its attempt to sell the assets offered for sale at a profit and maintain profitable operations to the extent necessary to meet existing debt service requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FACTORS AFFECTING FUTURE RESULTS

     The Company currently operates eight steakhouse restaurants in five different cities. The Company's strategy at the time that it went public in January, 1995 was to achieve significant profitability and use proceeds from the public offering as well as other internally and externally generated funds to expand its steakhouse restaurant concept to sixteen to twenty restaurants over a several year period. Intense and significant competition from other national and regional steakhouse restaurant chains and from "subsidized" food offerings by newly opened gambling establishments adjacent to the Omaha, Nebraska market have created significant operational and expansion difficulties for the Company. National steakhouse chains such as Lone Star and Outback have expanded significantly in Albuquerque, New Mexico and the Omaha, Nebraska market where the Company has half of its restaurants. Riverboat and fixed site gambling institutions in Council Bluffs, Iowa, directly across the river from Omaha, Nebraska, not only draw discretionary food dollars to gambling, but offer similar type prime rib and steak dinners at subsidized prices. Because the number of restaurants operated by the Company is relatively small, significant declines in per unit sales, such as the Company has experienced over the past two years, have a significant impact on operating results because there are fewer restaurants over which to spread fixed operating costs. Although the national steakhouse chains such as Lone Star and Outback are also affected by the gambling operations, those organizations have significantly greater resources to withstand such competition, including the ability to "coupon" and advertise.

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

     On March 13, 1998 the Company sold its Lincoln, Nebraska restaurant which was opened in December, 1994. This unit was sold due to the unit's operating performance not meeting the Company's expectations. The Company may seek to close or sell other restaurant units if their operating performance does not appear to be capable of meeting the company's expectations.

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

     In addition to the competitive factors cited above, the restaurant business is one of the most highly competitive in the United States and has one of the highest failure rates. Restaurant business is affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Any adverse changes in any of these factors may impact the Company's ability to achieve profitability even if it is able to increase per unit sales. In the Omaha, Nebraska market, the Company's results are also affected by adverse weather conditions. Adverse weather conditions not only may affect basic food costs, but during periods of extreme cold and snow, consumers do not eat out as much.

     The restaurant business is subject to various federal, state, and local regulations, including those relating to the sale of food and alcoholic beverages. While the Company to date has not experienced any material difficulties in obtaining necessary governmental approvals, the failure to obtain or retain food and liquor licenses or any other governmental approvals could have a material adverse effect on the Company's results of operations. In addition, restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes, and similar matters over which the Company has no control. The Company is also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as a part of its existing comprehensive general liability insurance in all states, including any possible "dram shop" statutes. Although, the Company has never been named as a defendant in a lawsuit involving "dram shop" statutes, if the Company is named a defendant in any such lawsuits, and the plaintiff prevails, the Company could face significant liability. Any such liability could have a material adverse effect on the Company's results of operations.

     The name "Austins" in various formats is subject to substantial use around the country and is the subject of several competing registrations with the U.S. Patent and Trademark Office ('USPTO"). The Company is in the process of completing a concurrent use registration with the USPTO. Nonetheless, should other restaurant operators using names including "Austins" commence and prevail in proceedings to preclude the Company's use of the name in new markets, the short-term cost to the Company to change names, signage, menus, and other advertising material could be significant.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the financial statements set forth on pages F-1 through F-16 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be held June 4, 1998 ("1998 Proxy Statement") under the captions "Election of Directors" and "List of Current Officers of the Company."

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's 1998 Proxy Statement under the caption "General" and "Election of Directors."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's 1998 Proxy Statement under the caption "Related Party Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      3.1*     Certificate of Incorporation of the Company, as amended
      3.2*     Bylaws of the Company
      10.2*    Stock Purchase Agreement among the Company, The Schorr
               Family Company, Inc. and Norman A. Lies
      10.5*    Lease dated January 18, 1989, between John Kai-Chee Moy
               and Cindie Suk-Ching Moy and Missouri Development Company
      10.7*    Lease Agreement dated October 16, 1992, between Central
               Investment Co., Ltd. and Austins 72nd, Inc.
      10.7.1   Lease Extension Agreement dated April 25, 1997 between Central
               Investment Co., Ltd. and Austin 72nd, Inc.

      10.9*    Standard Commercial Shopping Center Lease dated August 1, 1993, between Kinder-Crow L.P. and Austins of New Mexico, Inc.
      10.10*   Commercial Lease dated March 10, 1994, between Jack Irwin and
               Austins Lincoln, Inc.
      10.11*   1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified
               Stock Option Plan, as amended
      10.13*   Settlement Agreement dated March 24, 1994, between Missouri
               Development Company and Equitable Life Assurance Society of
               the United States
      10.15**  Lease Agreement dated August 15, 1994, between Jacob Alcon and
               Petrita Alcon and Austins of Albuquerque, Inc.
      10.16*** Lease Agreement dated July 19, 1995 between 1101 Harney LLC and Austins Old Market, Inc.
      10.17*** Sublease Agreement dated May 17, 1995 between Collins
               Properties, Inc. and the Company
      10.18 Third Amendment Real Estate Mortgage Note dated October 28, 1997 between AMREP SOUTHWEST, INC. and the Company
      10.19    Fourth Amendment to Commercial Note dated January 31, 1998 between First National Bank of Omaha and the Company
      10.20    Commercial Note dated January 27, 1998 between U.S. Bank National
               Association d/b/a First Bank N.A. and the Company
      10.21    Note Payable to Shareholder dated March 26, 1997 between
               Paul C. Schorr III and the Company
      10.22    Commercial Note dated February 20, 1998 between U.S. Bank
               National Association d/b/a First Bank N.A. and the Company
      21       Subsidiaries of the Issuer:
                    Missouri Development Company
                    Austins Albuquerque, Inc.
                    Austins Omaha, Inc.
                    Austins 72nd, Inc.
                    Austins Lincoln, Inc.
                    Austins New Mexico, Inc.
                    Austins Old Market, Inc.
                    Austins Scottsdale, Inc.
                    Austins Rio Rancho, Inc.
                    Austins Albuquerque East, Inc.
      23.1     Consent of Coopers & Lybrand L.L.P.

--------------

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

     ** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUSTINS STEAKS & SALOON, INC.


Dated:    3/26/98                       By:  /s/ Trisha N. Gade-Jones
      ---------------                      ----------------------------
                                             Trisha N. Gade-Jones
                                             Chief Financial Officer



     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                 Title                    Date
      ---------                 -----                    ----

  /s/ Paul C. Schorr III   Chairman of the Board        3/26/98
  ----------------------
  Paul C. Schorr III

  /s/ Scott Ball           Director                     3/26/98
  ----------------------
  B. Scott Ball

  /s/ Roger D. Sack        Director                     3/26/98
  ----------------------
  Roger D. Sack

                  AUSTIN STEAKS & SALOON, INC.
                  INDEX TO FINANCIAL STATEMENTS

                                                            Page
                                                            ----

Austin Steaks & Saloon, Inc.

Report of Coopers & Lybrand L.L.P. . . . . . . . . . . . . . F-2
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . F-3
Consolidated Statements of Operations. . . . . . . . . . . . F-4
Consolidated Statements of Changes in Stockholder's Equity . F-5
Consolidated Statements of Cash Flows. . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements . . . . . . . . . F-7

                                 [LETTERHEAD]
REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Austins Steaks & Saloon, Inc.

We have audited the accompanying consolidated balance sheets of Austins Steaks & Saloon, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Austins Steaks & Saloon, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in 1996.

/s/ Coopers & Lybrand, L.L.P.

COOPERS & LYBRAND, L.L.P.
Omaha, Nebraska
March 6, 1998, except as to the information presented in Note 13, for which the date is March 13, 1998

AUSTINS STEAKS & SALOON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

                             ASSETS                    1997         1996
                                                   -----------   -----------
Current Assets:
  Inventories                                      $   119,068   $   127,885
  Prepaid Expenses and Other Current Assets            168,397       272,297
                                                   -----------   -----------
     Total Current Assets                              287,465       400,182
                                                   -----------   -----------

Equipment                                            1,479,162     1,790,354
Leasehold Improvements                               2,308,802     2,960,973
                                                   -----------   -----------

                                                     3,787,964     4,751,327

Accumulated Depreciation and Amortization           (1,388,183)   (1,150,501)
                                                   -----------   -----------


                                                     2,399,781     3,600,826

Intangibles, Net                                       605,612       654,229
Other Assets                                           786,599       825,552
                                                   -----------   -----------


                                                   $ 4,079,457   $ 5,480,789
                                                   -----------   -----------
                                                   -----------   -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Cash Overdraft                                   $    53,224   $    48,071
  Accounts Payable                                     817,157       566,635
  Unredeemed Gift Certificates                          85,070        89,135
  Interest Payable                                       8,858        10,236
  Current Portion of Long-term Debt                    119,330       774,533
                                                   -----------   -----------

     Total Current Liabilities                       1,083,639     1,488,610
                                                   -----------   -----------

Long-term Debt, Net of Current Portion                 699,361        262,205
Note Payable to Shareholder                            269,928        207,270
                                                   -----------   -----------

                                                       969,289        469,475
                                                   -----------   -----------

Commitments (Note 9)
Stockholders' Equity:
  Common Stock ($.01 Par Value; 7,500,000 Shares
    Authorized; And 2,331,052  Shares Issued and
    Outstanding)                                        23,311        23,311
  Additional Paid-in Capital                         5,487,511      5,487,511
  Accumulated Deficit                               (3,484,293)    (1,988,118)
                                                   -----------   -----------

    Total Stockholders' Equity                       2,026,529      3,522,704
                                                   -----------   -----------


                                                   $ 4,079,457   $  5,480,789
                                                   -----------   -----------
                                                   -----------   -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AUSTINS STEAKS & SALOON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                       1997          1996
                                                   -----------   -----------
Net Sales                                          $ 9,542,098   $ 10,440,478

Costs and Expenses:
  Cost of Sales                                      6,720,604     7,389,934
  Restaurant Operating Expenses                      2,826,899     2,949,635
  General and Administrative                           608,731     1,019,964
  Impairment of Long-lived Assets                      768,085             0
  Loss on Restaurant Closing                                 0       193,998
                                                   -----------   -----------

                                                    10,924,319    11,553,531
                                                   -----------   -----------

Loss From Operations                                (1,382,221)   (1,113,053)

Other Income (expenses):
  Loss on Disposition of Fixed Assets                        0       (31,441)
  Interest Income (expense), Net                      (113,954)     (150,057)
                                                   -----------   -----------

Loss Before Cumulative Effect of Change in
  Accounting Principle                              (1,496,175)   (1,294,551)

Cumulative Effect of Change in Accounting
  Principle                                                  0      (255,512)
                                                   -----------   -----------

Net Loss                                           $(1,496,175)  $(1,550,063)
                                                   -----------   -----------
                                                   -----------   -----------

Weighted Average Shares Outstanding                  2,331,052     2,145,946
                                                   -----------   -----------
                                                   -----------   -----------

Basic and Diluted Net Loss Per Share Before
  Cumulative Effect of Change
  in Accounting Principle                          $     (0.64)  $     (0.60)


Cumulative Effect of Change in Accounting
  Principle                                                  0         (0.12)
                                                   -----------   -----------

Basic and Diluted Net Loss Per Common Share        $     (0.64)  $     (0.72)
                                                   -----------   -----------
                                                   -----------   -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AUSTINS STEAKS & SALOON, INC.
CONSOLIDATED STATEMENTS OF CHANGES INSTOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                     Common Stock        Additional       Retained
                                 --------------------     Paid-in         Earnings
                                   Shares     Dollars     Capital         (deficit)      Total
                                 ---------    -------   ------------   -------------    -----------
Balance, December 31, 1995       1,910,000    $19,100   $  4,991,722   $   (438,055)    $ 4,572,767

Issuance of Shares                 421,052      4,211        495,789               0        500,000

Net Loss                                 0          0              0      (1,550,063)    (1,550,063)
                                 ---------     ------      ---------      ----------     ----------

Balance, December 31, 1996       2,331,052     23,311      5,487,511      (1,988,118)     3,522,704

Net Loss                                 0          0              0      (1,496,175)    (1,496,175)
                                 ---------     ------      ---------      ----------     ----------

Balance, December 31, 1997       2,331,052    $23,311   $  5,487,511   $  (3,484,293)   $ 2,026,529
                                 ---------     ------      ---------      ----------     ----------
                                 ---------     ------      ---------      ----------     ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AUSTINS STEAKS & SALOON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 1997 AND 1996

                                                       1997          1996
                                                   -----------   -----------
Cash Flows From Operating Activities:
  Net Loss                                         $(1,496,175)  $(1,550,063)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
    Cumulative Effect of Change in Accounting
    Principle                                                0       255,512
    Depreciation and Amortization                      591,536       590,007
    Loss on Sale of Restaurant and Fixed Assets          3,741       157,513
    Loss on Sale of Liquor License                       5,248             0
    Impairment of Long-lived Assets                    768,085             0
    Writeoff of Note Receivable and Advances
    To Officer                                               0       130,855
    Writeoff of Other Assets and Equipment                   0       101,077
    Change in Assets and Liabilities:
      Inventories                                        8,817       (15,972)
      Prepaid Expenses and Other Current Assets        (11,905)      215,841
      Accounts Payable                                 250,522       147,455
      Unredeemed Gift Certificates                      (4,065)      (36,642)
        Interest Payable                                (1,378)       10,236
                                                   -----------   -----------

          Net Cash Flows Provided by Operating
            Activities                                 114,426         5,819

Cash Flows From Investing Activities:
  Proceeds From Sale of Restaurant and Fixed
    Assets                                               3,183       163,145
  Purchase of Equipment and Leasehold Improvements    (101,709)     (616,564)
  Proceeds From Sale Of Liquor License                 110,557             0
  (Increase) Decrease in Other Assets                   23,779       (87,530)
  Additions to Intangible Assets                             0        (1,050)
                                                   -----------   -----------

          Net Cash Flows Provided By (used in)
            Investing Activities                        35,810      (541,999)

Cash Flows From Financing Activities:
  Change in Cash Overdraft                               5,153      (257,779)
  Proceeds From Debt                                   542,658     1,052,184
  Payments on Debt                                    (698,047)     (258,225)
                                                   -----------   -----------

          Net Cash Flows Provided By (used in)
            Financing Activities                      (150,236)      536,180
                                                   -----------   -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                0             0

Cash and Cash Equivalents, Beginning of Period               0             0
                                                   -----------   -----------

Cash and Cash Equivalents, End of Period           $         0   $         0
                                                   -----------   -----------
                                                   -----------   -----------

Cash Paid For Interest                             $   114,864   $   144,116
                                                   -----------   -----------
                                                   -----------   -----------

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Issuance of Stock in Repayment of Debt            $        0   $   500,000

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

   PRINCIPLES OF CONSOLIDATION

   The financial statements include the accounts of nine restaurant corporations, eight of which were open as of December 31, 1997. All significant accounts and transactions between the restaurants have been eliminated in consolidation. The following table summarizes the history of restaurant openings and the formation of related corporations:

      CORPORATIONS                RESTAURANT LOCATION        OPENING DATE
-------------------------      ------------------------  -----------------------
Missouri Development Co.      Omaha, Nebraska                September 1989
Austins Omaha, Inc.           Omaha, Nebraska                January 1992
Austins 72nd, Inc.            Omaha, Nebraska                December 1992
Austins New Mexico, Inc.      Santa Fe, New Mexico           April 1994
Austins Lincoln, Inc.         Lincoln, Nebraska              Opened December 1994,
                                                               Closed March 1998

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

    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are recorded at cost. Equipment is depreciated using the straight-line method over five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the assets.

    UNREDEEMED GIFT CERTIFICATES

    The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of the certificates redeemed.

    IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets considered for impairment are grouped at the "lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups." The Company believes the appropriate application of this standard is obtained by evaluating individual restaurants where circumstances indicate that an impairment issue may exist. It is at the individual restaurant level that most investment and closure decisions are made on an ongoing basis. The Company estimates undiscounted future cash flows to determine if assets are recoverable.

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

    NET LOSS PER SHARE

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. There was no impact on net loss per share because the Company's options are antidilutive.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to current year presentation.

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

4.  IMPAIRMENT OF LONG-LIVED ASSETS:

    The Company's review of all stores indicated that two of its eight operating restaurants had met the Company's criteria for impairment review. In early 1998, the Company began negotiations to sell its Lincoln store (see Note 13). The negotiated sales price indicated that the investment in this store had been impaired at year end. A second restaurant had experienced negative cash flows, which are expected to continue. An impairment loss was recorded based on estimated discounted future cash flows from operations and the estimated sales value of the equipment and the liquor license. A provision for impairment of $768,085 was booked in the fourth quarter related to write-downs of the assets associated with these restaurants.

    Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

    As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense for fiscal 1998 is expected to be reduced by approximately $45,000.

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

    Prepaid expenses and other current assets include the following at December 31:

                                             1997          1996
   Liquor licenses held for sale          $  142,250     $  258,055
   Rent                                        1,739          1,739
   Insurance                                   8,413          4,519
   Other                                      15,995          7,984
                                          ----------     ----------
                                          $  168,397     $  272,297
                                          ----------     ----------
                                          ----------     ----------

    The Company is in negotiations for the sale of the remaining liquor license held for sale at December 31, 1997.

6.  INTANGIBLE ASSETS:

    The Company's intangible assets consist of the following at December 31:

                            ESTIMATED
                            USEFUL LIFE       1997         1996
                            -------------- ----------   ----------
 Trademarks                 15 years       $  113,336   $   113,336
 Goodwill                   15 years          119,266       119,266
 Leasehold interests        Life of leases    185,810       185,810
 Lease rights               Life of lease     326,050       326,050
                                            ----------   ----------

                                              744,462       744,462

 Less accumulated
  amortization                                (138,850)     (90,233)
                                            ----------   ----------

                                            $  605,612   $  654,229
                                            ----------   ----------
                                            ----------   ----------

    The intangible assets are amortized using the straight-line method over the estimated useful lives as indicated above.

    The lease rights represent payment for favorable lease terms which includes decelerating rent payments over the life of the lease. The amount is being amortized on a straight-line basis over the life of the lease.

7.  OTHER ASSETS:

    Other assets at December 31 consist of the following:

                                             1997           1996

   Land held for sale                     $  535,039     $  535,039
   Liquor licenses                           193,183        193,183
   Deposits                                   36,115         59,894
   Organization costs, net                    22,262         37,436
                                          ----------     ----------

                                          $  786,599     $  825,552
                                          ----------     ----------
                                          ----------     ----------

    Liquor licenses acquired in certain states are considered to have unlimited lives due to state regulations and, accordingly, the acquisition cost of these licenses has been capitalized and is not amortized. Organization costs incurred to establish new legal entities are capitalized and amortized over five years. The land held for sale is actively being marketed for sale.

8.  INCOME TAXES:

    Deferred tax liabilities (assets) are derived from differences in the book and tax bases of the following assets and liabilities at December 31, 1997 and 1996:

                                             1997           1996
 Intangibles                             $   97,974     $   96,585
                                          ----------     ----------

 Fixed assets                               (445,834)       (48,966)
 Preopening costs                            (81,068)      (111,920)
 Loss carryforwards                         (882,850)      (661,635)
 Tax credit carryforwards                   (103,322)       (46,272)
 Less valuation allowance                  1,415,100        772,208
                                          ----------     ----------

                                             (97,974)       (96,585)
                                          ----------     ----------

                                          $        0     $        0
                                          ----------     ----------
                                          ----------     ----------

    At December 31, 1997 and 1996, the Company had no deferred tax assets or liabilities reflected on its financial statements and recorded no income tax benefit for the two years then ended since the net deferred tax assets are completely offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

    The net increase of $642,892 and $627,975 in 1997 and 1996, respectively, in the valuation allowance for deferred tax assets relate primarily to federal tax credits and federal and state net operating loss carryforwards. Benefit has been recognized for these items only to the extent deferred tax liabilities exist.

    The differences between the effective income tax rate and the federal statutory income tax rate (34%) for the year ended December 31, 1997 and 1996 are summarized below:

                                             1997           1996

 Statutory federal income tax benefit     $  508,700     $  527,021
 Add (deduct) tax effect of:
   State income tax benefit, net of
     federal benefit                          52,235         46,084
   Net operating losses and tax credits
     for which no benefit is currently
     available                              (215,295)      (564,607)
   Impairment loss not deductible for
     taxes                                  (290,843)             0
   Nondeductible payroll taxes               (21,603)        (6,058)
   Other, net                                (33,194)        (2,440)
                                          ----------     ----------
                                          $        0     $        0
                                          ----------     ----------
                                          ----------     ----------


    For the year ended December 31, 1997, the Company has a net operating loss for federal income tax purposes of approximately $2.2 million. The net operating loss will be available to offset future taxable income through the years 2009 to 2012.

9.  LEASES:

    The Company has entered into long-term operating leases for the use of restaurant buildings and land. The minimum annual lease payments, excluding renewal options, required under these agreements are as follows:

   1998                                               $    488,756
   1999                                                    384,506
   2000                                                    325,275
   2001                                                    324,476
   2002 and thereafter                                     883,821
                                                      ------------
   Total                                              $  2,406,834
                                                      ------------
                                                      ------------


    These amounts exclude lease payments on the Lincoln store subsequent to its sale on March 13, 1998 (see Note 13).

    Rent expense incurred during 1997 and 1996 on these leases (including the Lincoln store) amounted to $592,746 and $579,487, respectively.

10. LONG-TERM DEBT AND NOTE PAYABLE TO SHAREHOLDER:

    Long-term debt and note payable to shareholder at December 31 consist of the following:

                                                                  1997             1996

Note payable to bank, due in monthly installments of
$5,000, including interest at 1% above the bank's prime
rate (10.50% at December 31, 1997), with the unpaid
principal balance due on January 31, 1999, collateralized
by substantially all assets of the Company and                 $  236,006       $  454,725
guaranteed by a shareholder

Note payable to bank, due January 27, 1999, interest only
payable monthly at the bank's prime rate (8.50% at December
31, 1997), with principal due upon maturity, collateralized
by real estate and guaranteed by a shareholder                    395,000                0

Bank line of credit in the amount of $210,000, due January
3, 1999, interest only payable monthly at the bank's prime
rate (8.50% at December 31, 1997), with principal due upon
maturity, guaranteed by a shareholders
                                                                   55,000                0

Note payable to bank, due March 17, 2000, payable in monthly installments of $945, including interest at 8.25% per annum, with balance of principal due upon maturity
                                                                   23,177                0

Note payable to bank, due March 25, 2000, payable in monthly installments of $1,000, including interest at 2% above the
WALL STREET JOURNAL prime rate (10.50% at December 31, 1997), with a balance of principal due upon maturity, collateralized
by a liquor license.                                               65,367           85,139

Note payable to bank, principal and interest at 2% above the
WALL STREET JOURNAL prime rate due March 10, 1997,
collateralized by a liquor license.                                     0           70,775

Real estate mortgage note payable, due in quarterly
installments of $100,000 beginning February 1, 1997, plus
interest at 11% per annum, with the unpaid principal balance
due on January 31, 1998, collateralized by real estate.            44,141          394,141

Note payable to corporation, due November 1, 2001, payable
in monthly installments of $856, including interest at 2%
above the NY composite Prime Lending Rate.                              0           31,958
                                                               ----------       ----------
                                                                  818,691        1,036,738

Less current portion                                             (119,330)        (774,533)
                                                               ----------       ----------

Total long-term debt                                           $  699,361       $  262,205
                                                               ----------       ----------
                                                               ----------       ----------

Note payable to shareholder, principal and simple
interest at 10.25% due on December 31, 1999                    $  269,928       $  207,270
                                                               ----------       ----------
                                                               ----------       ----------

Weighted average interest rate at December 31                        9.58%           10.27%
                                                               ----------       ----------
                                                               ----------       ----------

    The due dates of the notes payable to bank were extended subsequent to year end. the revised maturities are reflected in the financial statements at December 31, 1997.

11. COMMON STOCK OPTIONS:

    The Company has stock option plans under which incentive and nonqualified stock options may be granted to key employees and directors of the Company. As of December 31, 1997, the Company has provided for the delivery of up to 275,000 shares of common stock, including 100,000 shares granted to a former executive officer outside of the plans. Options are granted at a price not less than the fair market value of the shares on the date of the grant. The options may be granted for terms up to but not exceeding 10 years and are generally fully vested from two years to four years from the date granted. At December 31, 1997, there were 62,500 shares available for future grants.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123). Accordingly, no compensation cost has been recorded for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of FAS 123, the effect on the Company's pro forma net loss and loss per share would have been:


                                                 1997            1996

Pro forma loss                               $(1,501,954)   $(1,555,744)

Pro forma basic and diluted
  net loss per share                               (0.64)         (0.72)

    The pro forma effect on net income for 1996 and 1997 is not fully representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1996.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in 1997 and 1996: dividend yield of zero percent; expected volatility of 84% and 70%, respectively; risk-free interest rates ranging from 6.5 to 6.7 percent; and expected lives of the options of six years from the date of vesting. The weighted average fair values at date of grant for options granted during 1997 and 1996 were $0.70 and $0.80, respectively.

    The status of stock options under the plans is summarized as follows:


                                                               WEIGHTED
                                              NUMBER OF         AVERAGE          OPTIONS
                                                SHARES      PRICE PER SHARE    EXERCISABLE
                                           ---------------  ---------------  ---------------
Balance at December 31, 1995                       140,000  $          2.86          115,000
  Granted                                          111,000             1.18
  Exercised                                              0                0
  Forfeited                                        (40,000)            3.13
                                                 ---------           ------
Balance at December 31, 1996                       211,000             1.92          106,000

  Granted                                            7,000             0.94
  Exercised                                              0                0
  Forfeited                                         (5,500)            1.08
                                                 ---------           ------
Balance at December 31, 1997                       212,500   $         1.91          150,875
                                                 ---------           ------
                                                 ---------           ------


   The following table summarizes information about stock options outstanding at December 31, 1997:

                                       WEIGHTED
                                        AVERAGE           WEIGHTED          NUMBER            WEIGHTED
    RANGE OF           NUMBER          REMAINING           AVERAGE        EXERCISABLE          AVERAGE
  EXERCISABLE        OUTSTANDING      CONTRACTUAL         EXERCISE            AT               EXERCISE
     PRICES          DECEMBER 31          LIFE             PRICE           DECEMBER 31          PRICE
----------------  ----------------  ----------------  ----------------  ----------------  ----------------

  $0.94                      6,000         9.2 years  $           0.94                 0            $  0.94
   1.00                      4,000         3.6 years              1.00             4,000               1.00
   1.19                    102,500         8.5 years              1.19            46,875               1.19
   2.75                    100,000         1.6 years              2.75           100,000               2.75
                  ----------------                    ----------------  ----------------  -----------------

  $0.94 to 2.75            212,500         5.2 years  $           1.91           150,875            $  2.22
                  ----------------                    ----------------  ----------------  -----------------
                  ----------------                    ----------------  ----------------  -----------------

12. MAJOR SUPPLIERS:

    Purchases from one supplier were approximately $1,400,000 and $2,000,000 for the years ended December 31, 1997 and 1996, respectively.

13. SUBSEQUENT EVENT:

    On March 13, 1998, the Company finalized an agreement which results in assignment of the lease on the Lincoln store and transfer of certain personal property to a family-run restaurant business ("buyer") at a sales price of $40,000. The conditions of assignment include a guarantee to the lessor by the Company of performance of the lease for the duration of the lease term, which runs through February 2014. Remaining minimum lease payments were approximately $1,569,000 at December 31, 1997. Additionally, the lessor has secured a personal guarantee by a majority shareholder of the Company in the amount of $40,000. The Lincoln store operations ceased on March 17, 1998.