Form 10KSB/A
period 1997-12-31
AUSTINS STEAKS & SALOON INC
filed 1998-04-03
CIK 930686

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
(x)  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------    -------

Commission file number        0-25366
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

As of March 13, 1998 there were 2,331,052 shares of Common Stock outstanding.



                        DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held May 26, 1998 -
Part III.

Transitional Small Business Disclosure Format (Check One):  Yes       No  X
                                                               ----     ----

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be held May 26, 1998 ("1998 Proxy Statement") under the captions "Election of Directors" and "List of Current Officers of the Company."

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



                                             Austins Steaks & Saloon, Inc.



Date:          4/2/98                        By:  /s/ Trisha N. Gade-Jones
      ----------------------------------         --------------------------
                                                 Trisha N. Gade-Jones
                                                 Its:  Chief Financial Officer