Form 10QSB
period 1998-03-31
AUSTINS STEAKS & SALOON INC
filed 1998-05-14
CIK 930686

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                    FORM 10-QSB

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                        FOR THE PERIOD ENDED MARCH 31, 1998

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT

  FOR THE TRANSITION PERIOD FROM                      TO
                                 --------------------    --------------------

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

As of April 30, 1998, there were 2,331,052 shares of the issuer's common stock outstanding.

                           Part I:  Financial Information


Item 1 - FINANCIAL STATEMENTS
         --------------------

                           AUSTINS STEAKS & SALOON, INC.
                            Consolidated Balance Sheets
                     as of March 31, 1998 and December 31, 1997


                                                  March 31,
                                                    1998          December 31,
                                                 (unaudited)          1997
                                                -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $     2,305      $     -
  Inventories                                       103,323          119,068
  Prepaid expenses & other current assets           208,583          168,397
                                                -----------      -----------
          Total current assets                      314,211          287,465
                                                -----------      -----------

Equipment                                         1,444,041        1,479,162
Leasehold improvements                            2,311,526        2,308,802
                                                -----------      -----------
                                                  3,755,567        3,787,964
Accumulated depreciation & amortization          (1,489,286)      (1,388,183)
                                                -----------      -----------
     Equipment & leasehold improvements, net      2,266,281        2,399,781
                                                -----------      -----------
Intangibles, net                                    593,827          605,612
Other assets                                        784,080          786,599
                                                -----------      -----------
                                                $ 3,958,399      $ 4,079,457
                                                -----------      -----------
                                                -----------      -----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                $     -          $    53,224
  Accounts payable                                  862,069          817,157
  Interest payable                                    2,350            8,858
  Unredeemed gift certificates                       54,270           85,070
  Current portion of long-term debt                 738,318          119,330
                                                -----------      -----------
           Total current liabilities              1,657,007        1,083,639
                                                -----------      -----------

Long-term debt, net of current portion               69,464          699,361
Note payable to shareholder                         269,928          269,928
                                                -----------      -----------
                                                    339,392          969,289
                                                -----------      -----------

STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000
    shares authorized;
  2,331,052 shares issued and outstanding)           23,311           23,311
  Additional paid-in capital                      5,487,511        5,487,511
  Accumulated deficit                            (3,548,822)      (3,484,293)
                                                -----------      -----------
          Total stockholders' equity              1,962,000        2,026,529
                                                -----------      -----------
                                                $ 3,958,399      $ 4,079,457
                                                -----------      -----------
                                                -----------      -----------


  The accompanying notes are an integral part of the consolidated financial statements.

                           AUSTINS STEAKS & SALOON, INC.
                       Consolidated Statements of Operations
                 for the three months ended March 31, 1998 and 1997
                                    (unaudited)


                                                       1998              1997
                                                    ----------        ----------
Net sales                                           $2,407,397        $2,437,418

Costs and expenses:
  Cost of sales                                      1,647,187         1,685,575
  Restaurant operating expenses                        658,925           721,198
                                                    ----------        ----------
Restaurant costs and expenses                        2,306,112         2,406,773
                                                    ----------        ----------
Restaurant operating income                            101,285            30,645
General and administrative                             109,768           129,937
Loss on sale of restaurant                              35,000             -
                                                    ----------        ----------
Loss from operations                                   (43,483)          (99,292)

Other expenses:
  Interest expense                                      21,046            31,652
                                                    ----------        ----------



 Net loss                                           $  (64,529)       $ (130,944)
                                                    ----------        ----------
                                                    ----------        ----------



Basic and diluted net loss per share                $    (0.03)       $    (0.06)
                                                    ----------        ----------
                                                    ----------        ----------

Weighted average number of common shares
  outstanding                                        2,331,052         2,331,052
                                                    ----------        ----------
                                                    ----------        ----------


  The accompanying notes are an integral part of the consolidated financial statements.

                           AUSTINS STEAKS & SALOON, INC.
             Consolidated Statement Of Changes In Stockholders' Equity
                     for the three months ended March 31, 1998
                                    (unaudited)


                                             Common Stock          Additional
                                        ----------------------      Paid-In     (Accumulated
                                        Shares         Dollars      Capital        Deficit)        Total
                                        ------         -------     ----------   ------------       -----
Balances, December 31, 1997            2,331,052       $23,311     $5,487,511    $(3,484,293)    $2,026,529

Net loss                                   -             -              -            (64,529)       (64,529)
                                       ---------       -------     ----------    -----------     ----------

Balances, March 31, 1998               2,331,052       $23,311     $5,487,511    $(3,548,822)    $1,962,000
                                       ---------       -------     ----------    -----------     ----------
                                       ---------       -------     ----------    -----------     ----------


  The accompanying notes are an integral part of the consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                       Consolidated Statements Of Cash Flows
                 for the three months ended March 31, 1998 and 1997
                                    (unaudited)


                                                       1998            1997
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (64,529)      $(130,944)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation and amortization                       116,581          134,470
  Loss on sale of equipment                               167            3,209
  Loss on  sale of restaurant                          35,000            -
  Changes in assets and liabilities:
    Inventories                                        15,745          (14,418)
    Prepaid expenses and other current assets         (40,186)         (47,539)
    Accounts payable                                   44,912          156,671
    Interest payable                                   (6,508)          (2,431)
    Unredeemed gift certificates                      (30,800)         (44,470)
                                                    ---------       ----------
          Net cash by provided by operating
            activities                                 70,382           54,548

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and restaurant        5,305               33
  Purchase of equipment and leasehold improvements    (11,768)         (27,772)
  Decrease in other assets                              2,519            3,460
                                                    ---------       ----------
          Net cash used in investing activities        (3,944)         (24,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in cash overdraft                            (53,224)           13,752
  Payments on debt                                   (106,409)         (206,679)
  Proceeds from debt                                   95,500           162,658
                                                    ---------       ----------
          Net cash used in financing activities       (64,133)          (30,269)
                                                    ---------       ----------

Net increase in cash and cash equivalents               2,305             -
Cash and cash equivalents, beginning of period          -                 -
                                                    ---------       ----------
Cash and cash equivalents, end of period            $   2,305       $     -
                                                    ---------       ----------
                                                    ---------       ----------


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

     A summary of the significant accounting policies followed by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") are set forth in the Notes To Financial Statements in the Company's 1997 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1997 Annual Report on Form 10-KSB.

2.   Other Assets

Other assets consisted of the following:


                                March 31,
                                  1998     December 31,
                               (unaudited)     1997
                               ----------- ------------
Land held for sale               $535,039    $535,039
Liquor licenses                   193,183     193,183
Deposits                           36,140      36,115
Organization costs, net            19,718      22,262
                                 --------    --------
                                 $784,080    $786,599
                                 --------    --------
                                 --------    --------


3.   Long-Term Debt and Note Payable to Shareholder:

Long-term debt and note payable to shareholder consisted of the following:


                                                                              March 31,
                                                                                1998       December 31,
                                                                             (unaudited)       1997
                                                                             -----------   ------------
  Note payable to bank, due in monthly installments
  of $5,000, including interest at 1% above the bank's
  prime rate, with  the unpaid principal balance due on
  January 31, 1999, collateralized by substantially all
  assets of the Company  and guaranteed by a shareholder.                     $ 181,006      $ 236,006

  Note payable to bank, due January 27, 1999, interest
  only payable monthly at the bank's prime rate, with principal due upon maturity, collateralized by real estate and
  guaranteed by a shareholder.                                                  395,000        395,000

  Bank line of credit in the amount of $210,000, due January 3,
  1999, interest only payable monthly at the bank's prime rate,
  with principal due upon maturity and guaranteed by a shareholder.             150,500         55,000

  Note payable to bank, due March 17, 2000, payable in monthly installments of $945, including interest at 8.25% per annum,
  with balance of principal due upon maturity.                                   20,804         23,177

  Note payable to bank, due March 25, 2000, payable in monthly installments of $1,000, including interest at 2% above the
  WALL STREET JOURNAL prime rate, with a balance of principal due
  upon maturity, collateralized by a liquor license.                             60,472         65,367

  Real estate mortgage note payable, due in quarterly installments of $100,000 beginning February 1, 1997, plus interest at 11%
  per annum, with the unpaid principal balance due on
  January 31, 1998, collateralized by real estate.                                -             44,141
                                                                              ---------      ---------

                                                                                807,782        818,691

  Less current portion                                                         (738,318)      (119,330)
                                                                              ---------      ---------

  Total long-term debt                                                        $  69,464      $ 699,361
                                                                              ---------      ---------

  Note payable to shareholder, principal and simple interest
  at 10.25% due on December 31, 1999.                                         $ 269,928      $ 269,928
                                                                              ---------      ---------


4.   Sale of Restaurant

     On March 13, 1998, the Company finalized an agreement which resulted in assignment of the lease on the Lincoln store and transfer of certain personal property to a family-run restaurant business ("buyer") at a sales price of $40,000. The conditions of assignment included a guarantee to the lessor by the Company of performance of the lease for the duration of the lease term, which runs through February 2014. Additionally, the lessor has secured a personal guarantee by a majority shareholder of the Company in the amount of $40,000. The Lincoln store operations ceased on March 17, 1998.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently operates seven steakhouse restaurants: Four are located in Omaha, Nebraska; and one each is located in Scottsdale, Arizona; Santa Fe, New Mexico; and Albuquerque, New Mexico. The Omaha restaurants were opened in September 1989, January 1992, December 1992, and January 1996; the Santa Fe restaurant was opened in April 1994; the Albuquerque restaurant was opened in February 1995; and the Scottsdale restaurant was opened in December 1995. The Lincoln restaurant was sold in March 1998.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statement of Operations.


                                   Three Months Ended
                                        March 31
                                   ------------------
                                     1998      1997
                                     ----      ----
Net sales                             100%      100%

Costs and expenses:
     Cost of sales                   68.4      69.2
     Restaurant operating expenses   27.4      29.6
                                     ----      ----
Restaurant costs and expenses        95.8      98.8
                                     ----      ----
Restaurant operating income           4.2       1.2
General and administrative            4.6       5.3
Loss on sale of restaurant            1.4       -
                                     ----      ----
Loss from operations                 (1.8)     (4.1)

Other expenses:
     Interest expense                 0.9       1.3

Net loss                             (2.7)%    (5.4)%
                                     ----      ----

Store data:
Number of restaurants open,
  beginning of period                   8         8
Number of restaurants open,
  end of period                         7         8


QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Net sales for the quarter ended March 31, 1998 were $2,407,000, a 1.2% decrease from the comparable 1997 period net sales of $2,437,000. Net sales for the quarter ended March 31, 1997 include the operations of eight restaurants for the entire period. For the quarter ended March 31, 1998, net sales include the operation of seven restaurants for the entire period and an eighth restaurant (Lincoln) for two and a half months. The decrease in net sales is due to a blizzard in Nebraska which closed five of the eight restaurants for one weekend day in March. This snow storm accounted for approximately a $50,000 loss in sales. The decrease in net sales is also attributed to the Company selling the Lincoln store midway through March.
Due to poor performance, the Lincoln store was sold on March 13, 1998. Same store sales for restaurants open more than one year (excluding the Lincoln store) increased by 0.4%. The increase in same store sales can be attributed to the Company's new branding campaign, "Eat Steak. Sleep Steak, Think Steak." in the Omaha market.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) decreased 2.3% to $1,647,000 (or 68.4% of net sales) for the quarter ended March 31, 1998, from $1,686,000 (or 69.2% of net sales) during the quarter ended March 31, 1997. The decrease in cost of sales and the percentage of net sales is attributed to improved food, beverage, and labor margins as a result of better pricing, improved controls to reduce waste and spoilage, a reduction in overall labor hours, and manager and employee retention levels.

Restaurant operating expenses were $659,000 (or 27.4% of net sales) for the quarter ended March 31, 1998, compared to $721,000 (or 29.6% of net sales) in the comparable 1997 period. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The decrease, as a percentage of net sales, is due to the conscious effort of restaurant management in controlling variable expenses such as operating supplies and equipment maintenance.

General and administrative costs decreased 15.5% during the quarter ended March 31, 1998 to $110,000 (or 4.6% of net sales) from $130,000 (or 5.3% of net sales) in the comparable 1997 period. The decrease in general and administrative costs is attributable to management controlling overhead costs and reducing corporate management personnel.

On March 13, 1998, the Company finalized an agreement which resulted in an assignment of the lease on the Lincoln store and transfer of certain personal property to a family-run restaurant business. The $35,000 relates to real estate agent fees paid by the Company to sell the Lincoln restaurant. The Lincoln store operations ceased on March 17, 1998. The non-realizable value of the equipment and leasehold improvements were considered in management's estimate of the store's impairment loss taken during the fourth quarter of 1997.

Interest expense for the quarter ended March 31, 1998 was $21,000 compared to $32,000 for the comparable 1997 period. The decrease in interest expense is due to the consistent effort of the Company paying down its debt and more favorable interest rates.

The Company incurred a net loss during the first quarter of 1998 of $64,529. This compares to a net loss of $130,944 in the first quarter of 1997. The decrease in net loss is primarily due to the decrease in overall expenses as discussed above. Expenses related to the operating results and loss on the sale of the Lincoln store totaled $65,000. Therefore, the 1998 first quarter results excluding the Lincoln store would have shown a profit for the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $181,006 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.50% at March 31, 1998. The Company is paying $5,000 a month in principal plus interest. This bank agreement is guaranteed by a shareholder and matures on January 31, 1999, at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

The Company obtained a line of credit from U.S. Bank, N.A. in January 1997, in the amount of $395,000 at a variable interest rate which was 8.50% at March 31, 1998. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale. The Company currently has $395,000 borrowed against the line to pay off existing debt. This line of credit matures on January 27, 1999.

The Company currently has borrowed $269,928 from The Schorr Family Company, Inc. due December 31, 1999 with an interest rate equal to the First National Bank of Omaha "Base Rate".

On November 3, 1997, the Company entered into another line of credit with U.S. Bank, N.A. in the amount of $210,000 at an initial interest rate of 8.50%. As of March 31, 1998, there was $150,500 outstanding under this agreement. This line of credit is also guaranteed by a shareholder and matures on January 3, 1999, at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

The Company's capital requirements relate principally to the daily operation of existing restaurants. Capital expenditures during the first three months of 1998 were $11,768 compared to $27,772 for the comparable period in 1997.

Currently, the Company has a signed purchase agreement for the Rio Rancho real estate which was purchased in anticipation of opening a new store. This sale will increase working capital, support the renovation needed for the mature Omaha stores and repay the related $395,000 debt collateralized by this asset in addition to other various debt listed on the balance sheet.
The Company is negotiating the sale of the liquor license in New Mexico. The proceeds will also be used to repay debt. Management believes the Company has the financial resources in light of projected cash flow to maintain its current level of operations throughout 1998. There can be no assurance that the Company will be successful in its attempt to sell the assets offered for sale at a profit and maintain profitable operations to the extent necessary to meet existing debt service requirements.

                         Part II:  Other Information


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits:

     Exhibit 27 - Financial Data Schedule

b)   Reports on Form 8-K:

     No reports on Form 8-K were filed during the first quarter of 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Austins Steaks & Saloon, Inc.



Date:     May 11, 1998           By:  /s/ Trisha N. Gade-Jones
      -----------------------         -------------------------------
                                      Trisha N. Gade-Jones
                                      Its: Chief Financial Officer