Form 10QSB
period 1998-06-30
AUSTINS STEAKS & SALOON INC
filed 1998-08-12
CIK 930686

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

                     FOR THE TRANSITION PERIOD FROM _________ TO _________

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









Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              _    _


As of July 31, 1998, there were 2,556,052 shares of the issuer's common stock outstanding.

                          Part I: Financial Information

Item 1 - FINANCIAL STATEMENTS


                          AUSTINS STEAKS & SALOON, INC.
                           Consolidated Balance Sheets
                    as of June 30, 1998 and December 31, 1997

                                                                        June 30,
                                                                          1998             December 31,
                                                                      (unaudited)              1997
                                                                      -----------          -----------
ASSETS
Current assets:
  Inventories                                                         $   114,953          $   119,068
  Prepaid expenses & other current assets                                 233,318              168,397
                                                                      -----------          -----------
    Total current assets                                                  348,271              287,465
                                                                      -----------          -----------

Equipment                                                               1,666,968            1,479,162
Leasehold improvements                                                  2,578,086            2,308,802
                                                                      -----------          -----------
                                                                        4,245,054            3,787,964
Accumulated depreciation & amortization                                (1,593,707)          (1,388,183)
                                                                      -----------          -----------
     Equipment & leasehold improvements, net                            2,651,347            2,399,781
                                                                      -----------          -----------
Intangibles, net                                                          582,041              605,612
Other assets                                                              788,334              786,599
                                                                      -----------          -----------
                                                                    $   4,369,993           $4,079,457
                                                                      -----------          -----------
                                                                      -----------          -----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                         $ 95,611             $ 53,224
  Accounts payable                                                        840,111              817,157
  Interest payable                                                          2,274                8,858
  Unredeemed gift certificates                                             48,485               85,070
  Current portion of long-term debt                                       776,646              119,330
                                                                      -----------          -----------
    Total current liabilities                                           1,763,127            1,083,639
                                                                      -----------          -----------

Long-term debt, net of current portion                                    331,784              699,361
Note payable to shareholder                                               269,928              269,928
                                                                      -----------          -----------
                                                                          601,712              969,289
                                                                      -----------          -----------


STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000 shares authorized;
  2,556,052 and 2,331,052 shares issued and outstanding)                   25,561               23,311
  Additional paid-in capital                                            5,654,011            5,487,511
  Accumulated deficit                                                  (3,674,418)          (3,484,293)
                                                                      -----------          -----------
    Total stockholders' equity                                          2,005,154            2,026,529
                                                                      -----------          -----------
                                                                      $ 4,369,993          $ 4,079,457
                                                                      -----------          -----------
                                                                      -----------          -----------



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   For the three months                    For the six months
                                                       ended June 30                          ended June 30
                                                1998                1997                1998                1997
                                            -----------         -----------         -----------         -----------
Net sales                                   $ 2,238,459         $ 2,453,438         $ 4,645,856         $ 4,890,856

Costs and expenses:
  Cost of sales                               1,530,809           1,737,404           3,177,996           3,422,979
  Restaurant operating expenses                 621,019             697,446           1,279,944           1,418,644
                                            -----------         -----------         -----------         -----------
Restaurant costs and expenses                 2,151,828           2,434,850           4,457,940           4,841,623
                                            -----------         -----------         -----------         -----------
Restaurant operating income                      86,631              18,588             187,916              49,233
General and administrative                      182,173             159,935             291,941             289,872
Loss on sale of restaurant                          -                   -                35,000                 -
                                            -----------         -----------         -----------         -----------
Loss from operations                            (95,542)           (141,347)           (139,025)           (240,639)

Other expense:
  Interest  expense                              30,054              30,212              51,100              61,864
                                            -----------         -----------         -----------         -----------


Net loss                                    $  (125,596)        $  (171,559)        $  (190,125)        $  (302,503)
                                            -----------         -----------         -----------         -----------
                                            -----------         -----------         -----------         -----------



Basic and diluted net loss per share        $     (0.05)        $     (0.07)        $     (0.08)        $     (0.13)
                                            -----------         -----------         -----------         -----------
                                            -----------         -----------         -----------         -----------

Weighted average number of common
  shares outstanding                          2,378,030           2,331,052           2,354,671           2,331,052
                                            -----------         -----------         -----------         -----------










               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
            Consolidated Statement Of Changes In Stockholders' Equity
                     for the six months ended June 30, 1998
                                   (unaudited)

                                         Common Stock             Additional
                                   ------------------------         Paid-In         (Accumulated
                                     Shares         Dollars         Capital           Deficit)              Total
                                   ---------        -------       -----------       ------------         ----------
Balances, December 31, 1997        2,331,052        $23,311        $5,487,511        $(3,484,293)        $2,026,529

Issuance of shares                   225,000          2,250           166,500                -              168,750

Net loss                                 -              -                 -             (190,125)          (190,125)
                                   ---------        -------       -----------       ------------         ----------

Balances, June 30, 1998            2,556,052        $25,561        $5,654,011        $(3,674,418)        $2,005,154
                                   ---------        -------       -----------       ------------         ----------
                                   ---------        -------       -----------       ------------         ----------






















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements Of Cash Flows
                 for the six months ended June 30, 1998 and 1997
                                   (unaudited)

                                                                       June 30, 1998         June 30, 1997
                                                                       -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(190,125)            $(302,503)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
  Depreciation and amortization                                            232,788               267,742
  Loss on sale of equipment                                                    167                 8,457
  Loss on sale of restaurant                                                35,000                   -
Changes in assets and liabilities:
    Inventories                                                              4,115                (4,297)
    Prepaid expenses and other current assets                              (64,921)              (78,439)
    Accounts payable                                                        22,954               220,814
    Interest payable                                                        (6,584)               (4,824)
    Unredeemed gift certificates                                           (36,585)              (56,215)
                                                                       -------------         -------------
          Net cash provided by (used in) operating activities               (3,191)               50,735

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and restaurant                             5,305               120,033
  Purchase of equipment and leasehold improvements                         (59,084)              (54,100)
  Change in other assets                                                    (1,735)               21,364
                                                                       -------------         -------------
          Net cash provided by (used in) investing activities              (55,514)               87,297

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in cash overdraft                                                42,387                50,132
  Payments on debt                                                        (127,182)             (480,821)
  Proceeds from debt                                                       143,500               292,657
                                                                       -------------         -------------
          Net cash provided by (used in) financing activities               58,705              (138,032)
                                                                       -------------         -------------

Net increase in cash and cash equivalents                                      -                     -
Cash and cash equivalents, beginning of period                                 -                     -
                                                                       -------------         -------------
Cash and cash equivalents, end of period                                 $     -               $     -
                                                                       -------------         -------------
                                                                       -------------         -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

  Equipment and leasehold improvements acquired
     through assumption of debt and issuance of stock                    $ 442,171             $     -






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

2.   Other Assets

Other assets consisted of the following:

                                           June 30,
                                             1998          December 31,
                                         (unaudited)           1997
                                         -----------       ------------
Land held for sale                         $535,039          $535,039
Liquor licenses                             193,183           193,183
Deposits                                     42,940            36,115
Organization costs, net                      17,172            22,262
                                           --------          --------

                                           $788,334          $786,599
                                           --------          --------
                                           --------          --------

3.   Long-Term Debt and Note Payable to Shareholder:

Long-term debt and note payable to shareholder consisted of the following:

                                                                                  June 30,
                                                                                    1998             December 31,
                                                                                 (unaudited)             1997
                                                                                 -----------         ------------
Note payable to bank, due in monthly installments
of $5,000, including interest at 1% above the bank's
prime rate, with the unpaid principal balance due on
January 31, 1999, collateralized by substantially all
assets of the Company, except for the assets of the
Maple Street location in Omaha, Nebraska, and
guaranteed by a shareholder.                                                     $  166,006           $  236,006

Note payable to bank, due January 27, 1999, interest
only payable monthly at the bank's prime rate, with principal due upon maturity, collateralized by real estate and
guaranteed by a shareholder.                                                        395,000              395,000

Bank line of credit in the amount of $210,000, due January 3,
1999, interest only payable monthly at the bank's prime rate,
with principal due upon maturity and guaranteed by a shareholder.                   198,500               55,000

Note payable to bank, due March 17, 2000, payable in monthly installments of $945, including interest at 8.25% per annum,
with balance of principal due upon maturity.                                         18,392               23,177

Note payable to bank, due March 25, 2000, payable in monthly installments of $1,000, including interest at 2% above the
WALL STREET JOURNAL prime rate, with balance of principal due
upon maturity, collateralized by a liquor license.                                   59,850               65,367

Real estate mortgage note payable, due in quarterly installments of $100,000 beginning February 1, 1997, plus interest at 11%
per annum, with the unpaid principal balance due on
January 31, 1998, collateralized by real estate.                                        -                44,141

Note payable to bank, due October 2, 2003, payable in monthly installments of $1,976.89, including interest at 9.75% per annum, with balance of principal due upon maturity, collateralized by substantially all assets of the Maple Street restaurant, in
Omaha, Nebraska.                                                                     97,123                 -

Note payable, due August 15, 2001, payable in monthly
installments of $1,620.12, including interest at 9% per annum, with the unpaid principal balance due upon maturity and
guaranteed by a shareholder.                                                        173,559                 -
                                                                                  ---------            ---------

                                                                                  1,108,430              818,691

Less current portion                                                               (776,646)            (119,330)
                                                                                  ---------            ---------

Total long-term debt                                                             $  331,784            $ 699,361
                                                                                  ---------            ---------
                                                                                  ---------            ---------

Note payable to shareholder, principal and simple interest
at 10.25% due on December 31, 1999.                                              $  269,928            $ 269,928
                                                                                  ---------            ---------
                                                                                  ---------            ---------

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

5.   Acquisition of Restaurant

     On June 12, 1998, the Company purchased the equipment and leasehold improvements of another restaurant in Omaha, Nebraska. The assets acquired were recorded on the Company's balance sheet at fair market value. As consideration for the purchase, the Company issued 225,000 shares of its own common stock to the restaurant corporation. The shares issued were valued at the closing market price on June 12, 1998. In addition, the Company assumed two additional notes payable totaling $273,421. The Company opened the new location on June 20, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently operates eight steakhouse restaurants: Five are located in Omaha, Nebraska; and one each is located in Scottsdale, Arizona; Santa Fe, New Mexico; and Albuquerque, New Mexico. The Omaha restaurants were opened in September 1989, January 1992, December 1992, January 1996 and June 1998; the Santa Fe restaurant was opened in April 1994; the Albuquerque restaurant was opened in February 1995; and the Scottsdale restaurant was opened in December 1995. The Lincoln restaurant was sold in March 1998.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations.

                                                           Three months ended          Six months ended
                                                               June 30                     June 30
                                                        ---------------------        -------------------
                                                          1998         1997           1998         1997
                                                         ------       ------         ------       -----
Net sales                                                  100%          100%         100%          100%

Costs and expenses:
   Cost of sales                                          68.4          70.8         68.4          70.0
   Restaurant operating expenses                          27.7          28.5         27.6          29.0
                                                         -----         -----        -----         -----
Restaurant costs and expenses                             96.1          99.3         96.0          99.0
                                                         -----         -----        -----         -----
Restaurant operating income                                3.9            .7          4.0           1.0
                                                         -----         -----        -----         -----
General and administrative                                 8.2           6.5          6.3           5.9
Loss on sale of restaurant                                 -             -             .7           -
                                                         -----         -----        -----         -----
Loss from operations                                      (4.3)         (5.8)        (3.0)         (4.9)

Other expense:
   Interest expense                                        1.3           1.2          1.1           1.3

Net loss                                                  (5.6)%        (7.0)%       (4.1)%        (6.2)%
                                                         =====         =====        =====         =====

Store data:
Number of restaurants open, beginning of period              7             8            8             8
Number of restaurants open, end of period                    8             8            8             8

QUARTER AND YEAR-TO-DATE ENDED JUNE 30, 1998 COMPARED TO QUARTER
ENDED JUNE 30, 1997

Net sales for the quarter ended June 30, 1998 were $2.2 million, a 8.8% decrease from the second quarter 1997 revenues of $2.5 million. For the six months ended June 30, 1998, net sales decreased 5.0% to $4.6 million from net sales of $4.9 million in the comparable 1997 period. For the quarter ended June 30, 1998, net sales include the operations of seven restaurants for the entire period and an eighth restaurant (Maple Street restaurant in Omaha) for eleven days. For the year-to-date ended June 30, 1998, net sales include the operations of seven restaurants for the entire period, an eighth restaurant (Lincoln) for two and a half months and a ninth restaurant (Maple Street) for eleven days. For the quarter and year-to-date ended June 30, 1997, net sales include the operations of eight restaurants for the entire period. The decrease in net sales is due to one less restaurant three months out of the six month period in 1998. During the first six months of 1998, same store sales for restaurants open for more than one year decreased by 0.1% primarily because of a blizzard in Nebraska which closed five of the eight restaurants for one weekend day in March.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) decreased 11.9% to $1.53 million (or 68.4% of net sales) during the second quarter of 1998, compared to $1.74 million (or 70.8% of net sales) in the 1997 second quarter. For the six month period ended June 30, 1998, cost of sales were $3.2 million (or 68.4% of net sales), a 7.2% decrease from $3.4 million (or 70.0% of net sales) in the comparable 1997 period. The decrease in the cost of sales and the percentage of net sales is attributed to one less restaurant three months out of the six month period, as discussed above, in addition to, a decrease in in-store food promotions.

Restaurant operating expenses were $621,000 (or 27.7% of net sales) during the second quarter of 1998, compared to $697,000 (or 28.5% of net sales) in the comparable 1997 period. During the first six months of 1998, the costs decreased 9.8% to $1.3 million (or 27.6% of net sales) from $1.4 million (or 29.0% of net sales) in the first six months of 1997. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The decrease, as a percentage of net sales, is due to the conscious effort of restaurant management in controlling variable expenses such as operating supplies and equipment maintenance.

General and administrative costs increased 13.9% during the second quarter of 1998 to $182,000 (or 8.2% of net sales) from $160,000 (or 6.5% of net sales)
in the comparable 1997 period. For the six months ended June 30, 1998, these costs increased 0.6% to 292,000 (or 6.3% of net sales) from $290,000 (or 5.9% of net sales) in the comparable 1997 period. The increase in general and administrative costs during the second quarter is primarily due the settlement of two lawsuits within the ordinary course of business during the second quarter of 1998.

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

Interest expense approximated $30,054 during the second quarter of 1998 compared to $30,212 in the comparable 1997 period. Year-to-date 1998 interest expense was $51,100 compared to $61,864 in the same six month period of 1997. The decrease in interest expense is due to the lower average borrowings for the six month period.

The Company incurred a net loss during the 1998 second quarter of $126,000, and a net loss for the first six months of 1998 of $190,000. This compares to net loss of $172,000 in the second quarter of 1998, and $303,000 for the first six month period of 1997. The decrease in net loss is primarily due to the decrease in store expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $166,006 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.50% at June 30, 1998. The Company is paying $5,000 a month in principal plus interest. This bank agreement is guaranteed by a shareholder and matures on January 31, 1999, at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

The Company obtained a line of credit from U.S. Bank, N.A., in the amount of $395,000 at a variable interest rate which was of 8.5% at June 30, 1998. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale. The Company currently has $395,000 borrowed against the line to pay off existing debt. This line of credit matures on January 27, 1999.

The Company currently has borrowed $269,928 from The Schorr Family Company, Inc. due December 31, 1999 with an interest rate equal to the First National Bank of Omaha "Base Rate".

On November 3, 1997, the Company entered into another line of credit with U.S. Bank, N.A. in the amount of $210,000 at a variable interest rate which was 8.5% at June 30, 1998. Currently, the Company has $198,500 outstanding under this agreement. This line of credit is also guaranteed by a shareholder and matures on January 3, 1999, at which time it expected that the agreement will be renewed, or a new agreement will be negotiated.

On June 12, 1998, the Company purchased the assets and leasehold improvements of another restaurant in Omaha, Nebraska. As consideration for the purchase, the Company issued 225,000 shares of its own common stock to the restaurant corporation. In addition, the Company also assumed two additional notes payable totaling $270,682 as of June 30, 1998. The Company's Maple location in Omaha, Nebraska was opened on June 20, 1998.

The Company's capital requirements relate principally to the operation of existing restaurants. Capital expenditures for the first six months of 1998 were $59,000 compared to $54,000 for the comparable period in 1997.

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

                           Part II: Other Information


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K


a)         Exhibits:
           Exhibit 27 - Financial Data Schedule

b)      Reports on Form 8-K:
        No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Austins Steaks & Saloon, Inc.



Date:     August 6, 1998                By:  /s/ Tish Gade-Jones
      ----------------------------           ------------------------
                                              Tish Gade-Jones
                                              Chief Financial Officer