Form 10QSB
period 1998-09-30
AUSTINS STEAKS & SALOON INC
filed 1998-11-13
CIK 930686

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              FOR THE PERIOD ENDED SEPTEMBER 30, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT

 FOR THE TRANSITION PERIOD FROM  ___________   TO _____________

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

As of October 30, 1998, there were 2,647,927 shares of the issuer's common stock outstanding.

                          Part I: Financial Information

Item 1 - Financial Statements

                          AUSTINS STEAKS & SALOON, INC.
                           Consolidated Balance Sheets
                 as of September 30, 1998 and December 31, 1997

                                                                       September 30,
                                                                            1998            December 31,
                                                                        (unaudited)             1997
                                                                        ------------        ------------
ASSETS
Current assets:
  Inventories                                                           $  134,111           $  119,068
  Prepaid expenses & other current assets                                  253,982              168,397
                                                                         ---------            ---------
Total current assets                                                       388,093              287,465
                                                                         ---------            ---------

Equipment                                                                1,702,888            1,479,162
Leasehold improvements                                                   2,632,396            2,308,802
                                                                         ---------            ---------
                                                                         4,335,284            3,787,964
Accumulated depreciation & amortization                                 (1,756,846)          (1,388,183)
                                                                         ---------            ---------
     Equipment & leasehold improvements, net                             2,578,438            2,399,781
                                                                         ---------            ---------
Intangibles, net                                                           568,780              605,612
Other assets                                                               785,982              786,599
                                                                         ---------            ---------
                                                                      $  4,321,293         $  4,079,457
                                                                      ============         ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                          $ 39,244             $ 53,224
  Accounts payable                                                         872,317              817,157
  Interest payable                                                           2,274                8,858
  Unredeemed gift certificates                                              54,905               85,070
  Current portion of long-term debt                                        764,683              119,330
                                                                         ---------            ---------
Total current liabilities                                                1,733,423            1,083,639
                                                                         ---------            ---------

Long-term debt, net of current portion                                     331,897              699,361
Note payable to shareholder                                                269,928              269,928
                                                                         ---------            ---------
                                                                           601,825              969,289
                                                                         ---------            ---------

STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000 shares
  authorized; 2,647,927 and 2,331,052 shares issued and outstanding)        26,479               23,311
  Additional paid-in capital                                              5,704,655            5,487,511
  Accumulated deficit                                                    (3,745,089)          (3,484,293)
                                                                         -----------          -----------
Total stockholders' equity                                                1,986,045            2,026,529
                                                                          ---------           ----------
                                                                       $  4,321,293         $  4,079,457
                                                                       ============         ============





             The accompanying notes are an integral part of the
                   consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                        For the three months              For the nine months
                                                          ended September 30                ended September 30
                                                         1998              1997             1998           1997
                                                     ------------      ------------     ----------     ------------
Net sales                                           $  2,395,780      $  2,367,462   $  7,041,636      $  7,258,318

Costs and expenses:
  Cost of sales                                        1,639,931         1,664,700      4,817,927         5,087,679
  Restaurant operating expenses                          659,228           684,093      1,939,172         2,102,737
                                                       ---------         ---------      ---------         ---------
Restaurant costs and expenses                          2,299,159         2,348,793      6,757,099         7,190,416
                                                       ---------         ---------      ---------         ---------
Restaurant operating income                               96,621            18,669        284,537            67,902
General and administrative                               134,553           167,926        426,494           457,798
Loss on sale of restaurant                                  -                -             35,000             -
                                                       ---------         ---------      ---------         ---------
Loss from operations                                     (37,932)         (149,257)      (176,957)         (389,896)

Other expense:
  Interest expense                                        32,739            24,733         83,839            86,597
                                                       ---------         ---------      ---------         ---------


Net loss                                             $  (70,671)      $  (173,990)    $  (260,796)       $ (476,493)
                                                     ===========      ============    ============       ===========



Basic and diluted net loss per share                   $  (0.03)         $  (0.07)       $  (0.11)         $  (0.20)
                                                     ===========      ============    ============       ===========


Weighted average number of common
  shares outstanding                                   2,616,052         2,331,052      2,442,755         2,331,052
                                                       ---------         ---------      ---------         ---------





              The accompanying notes are an integral part of the
                    consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
               Consolidated Statement Of Changes In Stockholders'
               Equity for the nine months ended September 30, 1998
                                   (unaudited)


                                                                     Additional
                                         Common Stock                  Paid-In      (Accumulated
                                      Shares         Dollars            Capital         Deficit)             Total
                                     ----------     --------         -----------    -------------      -----------
Balances, December 31, 1997           2,331,052     $ 23,311         $ 5,487,511    $ (3,484,293)      $ 2,026,529

Issuance of shares                      316,875        3,168             217,144           -               220,312

Net loss                                     -            -                   -         (260,796)         (260,796)
                                     ----------     --------         -----------    -------------      -----------

Balances, September 30, 1998          2,647,927     $ 26,479         $ 5,704,655    $ (3,745,089)      $ 1,986,045
                                      =========     ========         ===========    =============      ===========












               The accompanying notes are an integral part of the
                     consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements Of Cash Flows
              for the nine months ended September 30, 1998 and 1997
                                   (unaudited)

                                                           September 30, 1998       September 30, 1997
                                                           ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $  (260,796)       $   (476,493)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation and amortization                                      409,188             441,210
  Loss on sale of equipment                                              167               8,579
  Loss on sale of restaurant                                          35,000               -
  Changes in assets and liabilities:
    Inventories                                                      (15,043)              3,362
    Prepaid expenses and other current assets                        (34,023)            (83,370)
    Accounts payable                                                  55,160             325,321
    Interest payable                                                  (6,584)             (6,236)
    Unredeemed gift certificates                                     (30,165)            (63,930)
                                                                   ----------          ----------
Net cash provided by operating activities                            152,904             148,443

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and restaurant                       5,305             120,183
  Purchase of equipment and leasehold improvements                  (149,314)            (60,375)
  Decrease in other assets                                               617              26,082
                                                                   ----------          ----------
          Net cash provided by (used in) investing activities       (143,392)             85,890

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in cash overdraft                                         (13,980)            (47,824)
  Payments on debt                                                  (150,532)           (629,166)
  Proceeds from debt                                                 155,000             442,657
                                                                   ----------          ----------
          Net cash used in financing activities                       (9,512)           (234,333)
                                                                   ----------          ----------

Net increase in cash and cash equivalents                                 --               --
Cash and cash equivalents, beginning of period                            --               --
                                                                   ----------          ----------
Cash and cash equivalents, end of period                           $      --         $     --
                                                                   ----------          ----------
                                                                   ----------          ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

  Equipment and leasehold improvements acquired
    through assumption of debt and issuance of stock               $ 442,171         $    --

  Rent and legal services paid through issuance of stock              68,437              --



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



2.       Other Assets

Other assets consisted of the following:

                                                                September 30,
                                                                    1998                 December 31,
                                                                (unaudited)                   1997
                                                                --------------           -------------
Land held for sale                                                $ 535,039                $   535,039
Liquor licenses                                                     193,183                    193,183
Deposits                                                             43,980                     36,115
Organization costs, net                                              13,780                     22,262
                                                                -----------              -------------

                                                                 $  785,982                 $  786,599
                                                                 ==========                 ==========

3.  Long-Term Debt and Note Payable to Shareholder:

Long-term debt and note payable to shareholder consisted of the following:



                                                                                    September 30,
                                                                                        1998             December 31,
                                                                                     (unaudited)            1997
                                                                                    -------------       --------------
Note payable to bank, due in monthly installments of $5,000, including interest at 1% above the bank's prime rate, with the unpaid principal balance due on
January 31, 1999, collateralized by substantially all assets of the Company, except for the assets of the Maple Street location in Omaha, Nebraska, and
guaranteed by a shareholder.                                                          $   151,006           $   236,006

Note payable to bank, due January 27, 1999, interest only payable monthly at the bank's prime rate, with principal due upon maturity, collateralized by real
estate and guaranteed by a shareholder.                                                   395,000               395,000

Bank line of credit in the amount of $210,000, due January 3, 1999, interest only payable monthly at the bank's prime rate, with principal due upon maturity
and guaranteed by a shareholder.                                                          210,000                55,000

Note payable to bank, due March 17, 2000, payable in monthly installments of
$945, including interest at 8.25% per annum, with balance of principal due
upon maturity.                                                                             15,925                23,177

Note payable to bank, due March 25, 2000, payable in monthly installments of
$1,000, including interest at 2% above the WALL STREET JOURNAL prime rate, with
balance of principal due upon maturity, collateralized by a liquor license.                58,443                65,367

Real estate mortgage note payable, due in quarterly installments of $100,000 beginning February 1, 1997, plus interest at 11% per annum, with the unpaid
principal balance due on January 31, 1998, collateralized by real estate.                      -                 44,141

Note payable to bank, due October 2, 2003, payable in monthly installments of
$1,977, including interest at 9.75% per annum, with balance of principal due upon maturity, collateralized by substantially all assets of the Maple Street
restaurant, in Omaha, Nebraska.                                                              93,577                 -

Note payable, due August 15, 2001, payable in monthly installments of $1,620, including interest at 9% per annum, with the unpaid principal balance due upon
maturity and guaranteed by a shareholder.                                                  172,629                 -
                                                                                         ---------             ---------

                                                                                         1,096,580               818,691

Less current portion                                                                      (764,683)             (119,330)
                                                                                         ---------             ---------

Total long-term debt                                                                   $   331,897            $  699,361
                                                                                         ---------             ---------
                                                                                         ---------             ---------

Note payable to shareholder, principal and simple interest
at 10.25% due on December 31, 1999.                                                    $  269,928            $  269,928
                                                                                         ---------             ---------
                                                                                         ---------             ---------

4.       Sale of Restaurant

         On March 13, 1998, the Company finalized an agreement which resulted in assignment of the lease on the Lincoln store and transfer of certain personal property to a family-run restaurant business at a sales price of $40,000. The conditions of assignment included a guarantee to the lessor by the Company of performance of the lease for the duration of the lease term, which runs through February 2014. Additionally, the lessor has secured a personal guarantee by a majority shareholder of the Company in the amount of $40,000. The Lincoln store operations ceased on March 17, 1998.

5.       Acquisition of Restaurant

         On June 12, 1998, the Company purchased the equipment and leasehold improvements of another restaurant in Omaha, Nebraska. The assets acquired were recorded on the Company's balance sheet at fair market value. As consideration for the purchase, the Company issued 225,000 shares of its own common stock to the seller. The shares issued were valued at the closing market price of $0.75 per share on June 12, 1998. In addition, the Company assumed two additional notes payable totaling $273,421. The Company opened the new location on June 20, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company currently operates eight steakhouse restaurants: Five are located in Omaha, Nebraska; and one each is located in Scottsdale, Arizona; Santa Fe, New Mexico; and Albuquerque, New Mexico. The Omaha restaurants were opened in September 1989, January 1992, December 1992 January 1996 and June 1998; the Santa Fe restaurant was opened in April 1994; the Albuquerque restaurant was opened in February 1995; and the Scottsdale restaurant was opened in December 1995. The Lincoln restaurant was sold in March 1998.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statement of Operations.

                                                       Three months ended          Nine months ended
                                                          September 30                 September 30
                                                       ------------------          ------------------
                                                         1998       1997             1998       1997
                                                        ------     ------           ------     -----
Net sales                                                 100%       100%             100%       100%

Costs and expenses:
   Cost of sales                                          68.5       70.3             68.5       70.1
   Restaurant operating expenses                          27.5       28.9             27.5       29.0
                                                        ------     ------           ------     -----
Restaurant costs and expenses                             96.0       99.2             96.0       99.1
                                                        ------     ------           ------     -----
Restaurant operating income                                4.0        0.8              4.0        0.9
                                                        ------     ------           ------     -----
General and administrative                                 5.6        7.1              6.0        6.3
Loss on sale of restaurant                               -              -              0.5        -
                                                        ------     ------           ------     -----
Loss from operations                                      (1.6)      (6.3)            (2.5)      (5.4)

Other expense:
   Interest expense                                        1.4        1.0              1.2        1.2
                                                        ------     ------           ------     -----


Net loss                                                (3.0)%     (7.3)%           (3.7)%     (6.6)%
                                                        ======     ======           ======     ======

Store data:
Number of restaurants open, beginning of period              8          8                8          8
Number of restaurants open, end of period                    8          8                8          8


QUARTER AND YEAR-TO-DATE ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Net sales for the third quarter ended September 30, 1998 were $2.40 million, a 1.2% increase from the third quarter 1997 revenues of $2.37 million. For the nine months ended September 30, 1998, net sales decreased 3% to $7.0 million from net sales of $7.3 million in the comparable 1997 period. For the quarters ended September 30, 1998 and September 30, 1997, net sales include the operations of eight restaurants for the entire period. For the nine months ended September 30, 1998, net sales include the operations of seven restaurants for the entire period, an eighth restaurant (Lincoln) for two and a half months and a ninth restaurant (Maple Street) for three and a half months. During the first nine months of 1997, net sales include the operations of eight restaurants for the entire period. The decrease in year-to-date net sales is due to one less restaurant three months out of the nine month period in 1998. During the first nine months of 1998, same store sales for restaurants open for more than one year decreased by 0.3% primarily because of decreased revenues from the Company's southwest stores. The same store sales for the Company's four mature Omaha stores for the third quarter ended 1998 and nine months ended September 30, 1998 increased by 3.4% and 1.1%, respectively. The increase in same store sales for the four Omaha stores is due to the Company's aggressive advertising approach during the year. The Company will be taking the same marketing campaign to the southwest stores in the fourth quarter to help enhance same store sales.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) decreased 1.5% to $1.64 million (or 68.5% of net sales) during the third quarter of 1998, compared to $1.66 million (or 70.3% of net sales) in the 1997 third quarter. For the nine month period ended September 30, 1998, cost of sales were $4.8 million (or 68.5% of net sales), a 5.3% decrease from $5.1 million (or 70.1% of net sales) in the comparable 1997 period. The overall decrease in cost of sales is attributed to one less restaurant three months out of the nine month period, as discussed above. The decrease in the cost of sales as a percentage of net sales relates to a decrease in in-store food promotions.

Restaurant operating expenses were $659,000 (or 27.5% of net sales) during the third quarter of 1998, compared to $684,000 (or 28.9% of net sales) in the comparable 1997 period. During the first nine months of 1998, the costs decreased 7.8% to $1.9 million (or 27.5% of net sales) from $2.1 million (or 29.0% of net sales) in the first nine months of 1997. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The decrease, as a percentage of net sales, is due to the conscious effort of restaurant management in controlling variable expenses such as operating supplies and equipment maintenance.

General and administrative costs decreased 19.9% during the third quarter of 1998 to $135,000 (or 5.6% of net sales) from $168,000 (or 7.1% of net sales)
in the comparable 1997 period. For the nine months ended September 30, 1998, these costs decreased 6.8% to $426,000 (or 6.0% of net sales) from $458,000 (or 6.3% of net sales) in the comparable 1997 period. For the nine month period, the decrease in general and administrative costs is due to a decrease in corporate personnel and attorneys fees.

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

Interest expense approximated $32,000 during the third quarter of 1998 compared to $25,000 in the comparable period. Year-To-Date 1998 interest expense was $84,000 compared $87,000 in the same nine month period of 1997. The increase in interest expense in the third quarter is due to the two additional notes payable totaling $273,421 assumed by the Company on June 12, 1998 for consideration of the Maple Street restaurant. The decrease in Year-To-Date interest is due to the lower average borrowings for the period.

As a result of the factors described above, the Company had a net loss during the 1998 third quarter of $71,000, and a net loss for the first nine months of 1998 of $276,000. This compares to net loss of $261,000 in the third quarter of 1997, and $476,000 for the first nine month period of 1997. The decrease in net loss is primarily due to the decrease in store expenses.

YEAR 2000 ISSUE

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet its requirements. The Company's Year 2000 Project is proceeding on schedule. During fiscal 1998, the Company began by updating the computer systems at the Corporate level. The Company purchased new computers which included new processors, additional memory, etc. for each Corporate employee. The Corporate office network was updated to operate on a Novell
4.11 platform. In addition to the new computers and server, the Company updated their software to Windows 95. All accounting and processing software bought during 1998 is "packaged software" which the vendor has certified that it is compliant with the Year 2000. The cost of the hardware and software for the Corporate office was approximately $15,000. The plan for 1999 is to complete the Year 2000 Project and update the computers at the store level. At this time five stores out of the eight stores need to be addressed for Year 2000 compliance. Similar to the items purchased for the Corporate office, the Company is planning on buying one new computer along with Windows 98 for each restaurant. All of the "point-of-sale" software at the restaurant level is also "packaged software" which the vendor has certified that it is compliant with the Year 2000. The cost to complete the project will be approximately $5,000.

The Company has also initiated communications with vendors and other third parties whose computer systems' functionality could impact the Company. Currently, the Company's largest vendor, Pegler Sysco, is addressing their own Year 2000 issues. As the Company is not electronically interfaced with any vendors at this time any Year 2000 issues not resolved by the Company's vendors will not have a material impact on the Company's computer systems. Other third parties, such as American Express, Visanet and MAPP are also resolving the Year 2000 problem. These credit card processors understand the Year 2000 issue and with these communications the Company will facilitate coordination of the Year 2000 solutions and will determine the extent to which the Company may be vulnerable to failures of third parties to address their own Year 2000 issues.

Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates form the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $151,006 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 10.50% at September 30, 1998. The Company is paying $5,000 a month in principal plus interest. This bank agreement is guaranteed by a shareholder and matures on January 31, 1999, at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

The Company obtained a line of credit from U.S. Bank, N.A. in the amount of $395,000 at a variable interest rate which was 8.5% at September 30, 1998. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale. The Company currently has $395,000 borrowed against the line to pay off existing debt. This line of credit matures on January 27, 1999 and it is also expected that the line of credit will be renewed.

On November 3, 1997, the Company entered into another line of credit with U.S. Bank, N.A. in the amount of $210,000 at a variable rate which was 8.5% at September 30, 1998. Currently, the Company has $210,000 outstanding under this agreement. This line of credit is also guaranteed by a shareholder and matures on January 3, 1999 and along with the other U.S. Bank, N.A. line of credit, it is expected to be renewed.

The Company currently has borrowed $269,928 from The Schorr Family Company, Inc. due December 31, 1999 with an interest rate equal to the First National Bank of Omaha "Base Rate".

On June 12, 1998, the Company purchased the assets and leasehold improvements of another restaurant in Omaha, Nebraska. As consideration for the purchase, the Company issued 225,000 shares of its own common stock to the restaurant corporation. In addition, the Company also assumed two additional notes payable totaling $266,206 as of September 30, 1998. The Company's Maple Street location in Omaha, Nebraska was opened on June 20, 1998.

The Company's capital requirements relate to the opening of the Maple Street restaurant and the operation of existing restaurants. Capital expenditures for the first nine months of 1998 were $149,000 compared to $60,000 for the comparable period in 1997.

At this time the Company is in the process of selling a liquor license in New Mexico and is seeking a buyer for the real estate in Rio Rancho which were purchased in anticipation of opening new stores. These sales will increase working capital and repay the related debt collateralized by these two assets and other various debt listed on the balance sheet.

The Company is currently requesting a temporary suspension of operation from the New Mexico Alcohol and Gaming Division for the liquor license. Since the liquor license has not been continuously operated in the ordinary course of business, the New Mexico Alcohol and Gaming Division has the right to take the license away from the Licensee. The application is pending with the New Mexico Alcohol and Gaming Division. It is management's opinion that the application will be approved by the New Mexico Alcohol and Gaming Division and that the Company will be able to find a buyer for the liquor license.

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

                           Part II: Other Information


Item 3. - Exhibits and Reports on Form 8-K


a)       Exhibits:
         Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K:
         No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 Austins Steaks & Saloon, Inc.



Date:  November 13, 1998            By:       /s/  Tish Gade-Jones
       -----------------                    ------------------------------------
                                                   Tish Gade-Jones
                                                   Chief Financial Officer