Form 10KSB
period 1998-12-31
AUSTINS STEAKS & SALOON INC
filed 1999-03-31
CIK 930686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ---------------------

Commission file number       0-25366
                            ---------

                          AUSTINS STEAKS & SALOON, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                86-0723400
(State or other jurisdiction               (I.R.S. employer identification no.)
 of incorporation or organization )

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

                          Common Stock, $ .01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1998.  $9,373,647.

As of March 12, 1999, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, was $1,512,869.

As of March 12, 1999 there were 2,647,927 shares of Common Stock outstanding.

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

GENERAL

         Austins Steaks & Saloon, Inc. (the "Company" or "Austins") owns and operates seven moderately priced, casual dining full-service AustinsTM restaurants featuring specialty prime rib dishes, a variety of fresh-cut, aged steaks, home-cooked entrees, salads and sandwiches. Many of the beef products are hand-cut on site, and most of the Company's menu items are likewise prepared on site from fresh ingredients. The Company's restaurants offer lunches and dinners of generous portions at moderate prices. Management believes its restaurants appeal to a broad range of patrons by emphasizing consistently high-quality appealing food and attentive service by a well-trained, friendly staff for a moderate price. This appeal is enhanced by wood plank floors and corrugated tin finishes in the reception and bar areas, highlighted by wood paneling, and a western-style bar.

         Based upon the Company's experience in creating, refining, and implementing its concept, Company management believes it will be able to expand its Western Roadhouse concept. In an effort to realize the Company's growth plan, the Company signed a letter of intent on February 23, 1999 to enter into a business combination with The WesterN SizzliN Corporation. The WesterN SizzliN Corporation is a family-style steak, buffet and bakery restaurant chain headquartered in Roanoke, Virginia. Following the combination, the Company and WesterN SizzliN will have 29 company owned stores and 230 franchised units in 25 states. The Company will continue to focus on attaining its short term strategy of increasing per unit sales and reducing food costs to increase store level profitability.

COMPANY HISTORY

         The Company was incorporated in December 1992 as a Delaware corporation. In July and August 1994, the Company acquired all of the outstanding stock of its five affiliated restaurant corporations. The Company currently has seven subsidiary restaurant corporations.

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

         The Company believes that the Austins restaurant concept and menu are designed to attract loyal clientele who return with a high degree of frequency at both lunch and dinner. The decor of the Company's restaurants emulates a Western Roadhouse theme which features a variety of western and country artifacts, giving it a relaxed friendly feel. The restaurants' atmosphere is enhanced by the decor of the restaurants, which includes wood plank floors, subdued lighting, and upbeat country western music. Austins is further distinguished by requiring from its meat purveyors high-quality, USDA top choice beef from the Midwest, substantially all of which are hand-cut fresh daily on site. High-quality ingredients are used for all menu items, including gravies, sauces and dressings, with minimal use of commercially prepared items. All meals are served in generous portions by a well-trained friendly staff. Austins provides full liquor and bar service at each of its restaurants, primarily as an added service to its clientele. Alcoholic beverage service accounted for approximately 12.4% and 12.7% of the Company's net sales for each of the years ended December 31, 1998, and 1997, respectively.

         The Company emphasizes highly attentive, friendly service by closely supervising restaurant operations and providing ongoing employee training and support. Company restaurants are open seven days a week, with an average per customer check of approximately $9.75 at lunch and $15.35 at dinner.

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

         PROFITABILITY AND GROWTH STRATEGY - The Company's immediate and short term goal is to seek ways through advertising and variation of menu mix to increase per unit sales. The Company will also look for ways to reduce food costs to increase store level profitability. The Company has already taken measures to accomplish this goal by increasing menu prices at the end of 1998. The Company's long term strategy is to expand its concept by finalizing the business combination with The WesterN SizzliN Corporation and by receiving a National Market listing of the Company's stock on NASDAQ. There is no assurance that the Company will be successful in acquiring The WesterN SizzliN Corporation and obtaining a National Market listing on NASDAQ.

MENU

         Austin's dinner menu features a well-rounded selection of high-quality specialty prime rib entrees. The Company's goal is to be known for its excellent prime rib. It has reintroduced some of its original prime rib recipes, including blackened prime rib with Cajun seasoning, shrimp stuffed prime rib, and peppercorn prime rib. The dinner menu also features an excellent selection of favorite steak cuts, including several oversize-cut entrees. Prime rib and steaks are cooked to order. One of the more popular items at both lunch and dinner is the Chicken Fried Steak, served with homemade mashed potatoes (skins on) and a cream gravy. A variety of home-style salads, chicken, fish, and hardwood smoked barbecued items round out the dinner menu and provide a tasty alternative to diners who want a lighter meal.

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

         Every year the Company changes the menu and experiments with new menu items. In 1998, the Company focused on new appetizer items to increase per unit sales. Cowboy Carnation, a fresh whole onion, hand breaded in Cajun spices, and Cheese Fries were added to the appetizer menu. Management also focused on fish items by introducing a beer-battered shrimp plate on the dinner menu. Management has received positive feedback from its customers regarding the new menu items.

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

RESTAURANT LOCATIONS

         The following table sets forth the location, month and year of opening, and approximate square footage of the Company's operating restaurants:


        LOCATION                                        DATE OPENED                     APPROX. SQ. FT.

        11224 West Dodge Road (1)                       September 1989                  3,620
        Omaha, Nebraska

        12020 Anne Street                               January 1992                    5,200
        Omaha, Nebraska

        1414 South 72nd Street                          December 1992                   10,000
        Omaha, Nebraska

        2400 Cerrillos Road                             April 1994                      5,817
        Santa Fe, New Mexico

        5201 San Mateo Blvd. N.E.                       February 1995                   6,000
        Albuquerque, New Mexico

        3636 North Scottsdale Road                      December 1995                   6,000
        Scottsdale, Arizona

        1101 Harney Street                              January 1996                    7,450
        Omaha, Nebraska

        11111 Emmet Street                              June 1998                       6,000
        Omaha, Nebraska


         (1) On January 5, 1999, the Company closed its Dodge Street restaurant in Omaha, Nebraska. This unit was closed as the lease had expired and the landlord decided to sell the property.

MARKETING

         Austins restaurants are positioned as destination restaurants providing home-cooked food and full service to the casual dining market segment at a moderate price. Management has focused on providing its customers with superior quality, service, and perceived value in a distinctive atmosphere. Historically, it has relied primarily on customer satisfaction and word-of-mouth to obtain repeat customers and attract new clientele. Therefore, the Company was able to maintain a minimal advertising budget of approximately 2% of sales. Because the Company's previous marketing efforts have been "piece-meal", the Company decided to direct its efforts into strengthening its position within the Omaha market. This marketing strategy has resulted in an increase in traffic flow and consumer awareness.

         Since advertising has become such an important aspect of increasing per unit sales, management decided to increase the advertising budget to 3% of sales in the Omaha market in 1998. The Company has also shifted its advertising vehicle from billboards and newspaper to television, radio and direct mail. The Company has invested some additional money in television advertising by hiring a professional advertising agency to create commercials. This emphasis on advertising in the Omaha market has resulted in a 4.4% increase in year-to-date same store sales. Since the Company has been publicly traded, the Omaha stores have not had an increase in year-to-date same store sales until 1998. The Company was also voted "Omaha's Best Steakhouse" for 1998 by the consumers in Omaha, Nebraska in a market survey conducted by the OMAHA MAGAZINE.

RESTAURANT OPERATIONS AND MANAGEMENT

         Due to the successful retention of its managers in 1998, the Company is positioned to further improve same-store sales in 1999. Each restaurant employs one general manager, two to three managers, one hourly supervisor and approximately 40 to 60 hourly employees, depending on the size of the restaurant, many of whom work part-time. The general manager of each restaurant carries primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company-established operating standards.

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

         The Company provides an incentive-based compensation plan for its restaurant management that includes a base salary, a monthly bonus based on a predetermined percentage of their individual store's controllable operating profit, participation in the Company's 401(k) Plan, and annual stock options for its general managers.

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

COMPETITION

         The restaurant industry is intensely competitive with respect to price, service, location, and food quality. In the Company's view, its principal competitors are not only other steakhouses but also other restaurants offering a casual atmosphere and moderately priced meals. Expansion of the steakhouse concept has increased in recent years. In addition to traditional steakhouse restaurants, the Company expects to face competition from new entries into the steakhouse market. The major steakhouse competitors, principally Lone Star and Outback, have a distinct advantage due mainly to name recognition, the convenience of quantity discounts, and access to greater advertising resources. Other competitors include a large number of national and regional restaurant chains, many of which have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's new restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefit costs, and a lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular. There can be no assurance that the Company will be able to compete successfully in the future with respect to any of the above factors.

         The Company believes that its Western Roadhouse concept, attractive price-value relationship, and quality of food and service enable it to differentiate itself from its competitors. While the Company believes that its restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high-quality, moderately priced food and a full-service distinctive dining environment.

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

TRADEMARKS

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 286 employees, five of whom are corporate personnel, 31 of whom are restaurant management, and the remainder of whom are hourly restaurant personnel. Of the five corporate employees, two are in management positions and three are administrative employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         All of the Company's current restaurants are located in leased space averaging approximately 6,000 square feet. Leases are negotiated with initial terms of five to twenty years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, and one provides for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes, and a pro rata portion of lessors' common area costs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company was traded on the NASDAQ Small-Cap Market System under the symbol "STAK" since January 25, 1995 to November 19, 1997. Prior to that date, there was no public market for the Common Stock. On November 19, 1997 the Company was delisted from NASDAQ due to the Company's failure to meet the $1 minimum bid price requirement. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock as reported on the NASDAQ Small-Cap Market System and the Bulletin Board Section of NASDAQ:


        FISCAL YEAR ENDED DECEMBER 31, 1998 AND 1997                                  HIGH                  LOW
----------------------------------------------------------------              -------------------- ------------
First Quarter 1997                                                                 $    1.00           $    .50
Second Quarter 1997                                                                $    1.00           $    .625
Third Quarter 1997                                                                 $    1.125          $    .625
Fourth Quarter 1997                                                                $    1.00           $    .25
First Quarter 1998                                                                 $    1.375          $    .25
Second Quarter 1998                                                                $    1.4375         $    .6875
Third Quarter 1998                                                                 $    .875           $    .5625
Fourth Quarter 1998                                                                $    .8125          $    .4375


         As of March 12, 1999, there were approximately 67 stockholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE DEEMED TO INCLUDE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISK AND UNCERTAINTY. ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT ITS EXPECTATIONS WILL BE ACHIEVED. THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS BELOW ("CAUTIONARY STATEMENTS") INCLUDE THE COMPANY'S DEGREE OF FINANCIAL LEVERAGE, THE RISK FACTORS SET FORTH BELOW IN THE SECTION ENTITLED "FACTORS AFFECTING INVESTORS RESULTS," AS WELL AS OTHER RISKS REFERENCED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         The following discussion and analysis relates to the financial condition and results of operation of the Company for the years indicated below and is based on the Consolidated Financial Statements and the notes thereto.

OVERVIEW

         The Company currently operates seven steakhouse restaurants. Four are located in Omaha, Nebraska and one is located in each of Santa Fe, New Mexico, Albuquerque, New Mexico, and Scottsdale, Arizona. The Omaha restaurants were opened in January 1992, December 1992, January 1996, and June 1998. The Santa Fe restaurant was opened in April 1994, the Albuquerque restaurant in February 1995, and the Scottsdale restaurant in December 1995. The discussion of financial condition and results of operations included in the paragraphs that follow should be read in conjunction with the consolidated financial statements contained in this report.



               THE REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY

RESULTS OF  OPERATIONS

         The following table presents the major components of the statement of operations and expressed as a percentage of revenues, and should be used in reviewing the discussion and analysis of results of operations.


                                                                    YEAR ENDED DECEMBER 31,

                                                    1998                     1997                     1996
                                                -----------              ------------              -----------

                                                           As a          As a         As a
    Statement of Operations Data:                         Percent of   Percent of   Percent of
                                           AMOUNT         REVENUE      AMOUNT        REVENUE    AMOUNT      REVENUE
                                           ------         -------      ------        -------    ------      --------
   Net Sales . . . . . . . . . . . .      $  9,373,647      100.0% $  9,542,098      100.0% $ 10,440,478      100.0%

   Cost of Sales - Food/Beverage . .         3,664,024       39.1     3,832,788       40.2     4,203,556       40.3

   Cost of Sales - Labor . . . . . .         2,711,279       28.9     2,887,816       30.3     3,186,378       30.5

   Restaurant Operating Expenses             2,127,314       22.7     2,282,000       23.9     2,406,883       23.1

   Depreciation and Amortization               513,854        5.5       544,899        5.7       542,752        5.2

   General and Administrative
        Expenses . . . . . . . . . .           642,150        6.9       608,731        6.4     1,019,964        9.8

   Loss on Restaurant Closing . . . .           59,000        0.6            --       --         193,998        1.8

   Impairment of Long-Lived
        Assets . . . . . . . . . . .            26,079        0.3       768,085        8.0            --       --

   Loss from Operations                       (370,053)      (4.0)   (1,382,221)     (14.5)   (1,113,053)     (10.7)

   Interest Expense  . . . . . . . .          (116,769)      (1.2)     (113,954)      (1.2)     (181,498)      (1.7)

    Loss Before
        Cumulative Effect
        of Change in Accounting
        Principle . . . . . . . . . .         (486,822)      (5.2)   (1,496,175)     (15.7)   (1,294,551)     (12.4)

   Cumulative Effect on Prior
        Years of Change in
        Accounting Principle . . . .                --       --              --       --        (255,512)      (2.4)

   Net Loss . . . . . . . . . . . . .         (486,822)      (5.2)   (1,496,175)     (15.7)   (1,550,063)     (14.8)


         The Company's revenues and expenses can be significantly affected by the number and timing of the opening and closing of restaurants. The timing of the restaurant openings and closings can also affect net sales and other period-to-date comparisons. Interim period results can also be affected by seasonal changes. During recent fiscal years, the Company's sales have been higher during the second and third quarters than during the first and fourth quarters, although not significantly.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net sales for the year ended December 31, 1998 decreased 1.8% to $9.4 million from $9.5 million for the year ended December 31, 1997. Net sales for the year ended December 31, 1997 include the operations of eight restaurants for the full year. Net sales for the year ended December 31, 1998 include the operations of seven restaurants for the full year, an eighth restaurant (Lincoln) for two and a half months, and a ninth restaurant (Maple Street-Omaha) for six and a half months. The decrease in net sales is primarily due to one less restaurant operating three months out of the year in 1998. Year to date same store sales increased by 1.4% (not including the stores that have closed). Year to date same store sales for the Company's three Omaha stores increased by 4.4%

         Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) decreased to $6.4 million for the year ended December 31, 1998, a decrease of 5.1% from $6.7 million in the comparable 1997 period. The overall decrease in cost of sales is attributed to one less restaurant three months out of the year, as discussed above. As a percentage of net sales, these costs decreased from 70.5% in 1997 to 68.0% in 1998. This 2.5% decrease relates mainly to a decrease in in-store "two for one" promotions and an increase in menu prices.

         Restaurant operating expenses for the year ended December 31, 1998 decreased to approximately $2.1 million, or 22.7% of net sales, from $2.3 million, or 23.9% of net sales in 1997, a decrease of 6.8%. The decrease, as a percentage of net sales, is due to the conscious effort of restaurant management in controlling variable expenses such as operating supplies and equipment maintenance.

         General and administrative costs increased 5.5% to $642,000 in 1998 from $609,000 in 1997. As a percentage of net sales, general and administrative expenses increased .5% to 6.9% in 1998, from 6.4% in 1997. The increase as a percentage of net sales is attributed to compensation expense recorded in 1998 for stock options granted to the Company's officers priced below fair market value.

         The $59,000 loss on restaurant closing related to two restaurants, the Lincoln restaurant which was closed in March 1998 and the Dodge Street restaurant which was closed in January of 1999.

         Depreciation and amortization decreased to $514,000, or 5.5% of net sales, for the year ended December 31, 1998 from $545,000, or 5.7% of net sales, in the comparable 1997 period. The decrease in absolute dollars is attributed to one less restaurant three months out of the year. The decrease as a percentage of net sales is due to the decreased average revenue per unit and the relatively fixed nature of the depreciation and amortization costs.

         Every year the Company reviews its assets to determine whether any are impaired. Based on that review, the Company determined that the assets in four restaurants were impaired in 1997 and 1998. In 1998, the impairment loss, $26,000, related to the Dodge Street restaurant which was closed in January 1999. In 1997, the impairment loss, $768,000, related to the Lincoln store which was sold in March 1998 and another store, Albuquerque, which was experiencing negative cash flows.

         Interest expense approximated $117,000 for the year ended 1998 compared to $114,000 in the same 1997 period. The increase in interest expense is due to the two additional notes payable totaling $273,000 assumed by the Company on June 12, 1998 for consideration of the Maple Street restaurant while continuing to pay down principal.

         Before the impairment of long-lived assets, the Company had a net loss of $461,000 for year end 1998 and $728,000, for the same period in 1997. The decrease in net loss is primarily due to the decrease in store level expenses.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

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

         Cost of sales decreased 9.1% to $6.7 million for the year ended December 31, 1997 from $7.4 million for the comparable 1996 period. This decrease is due primarily to the decrease in sales during 1997, as described above. As a percentage of net sales, these costs approximated 70.5% in 1997 compared to 70.8% in 1996. This percentage decrease relates mainly to improved labor margins which are in turn the result of better control over labor hours and manager and employee retention levels.

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

         Interest expense approximated $114,000 for the year ended 1997 compared to $181,000 in the same 1996 period. The decrease is due to lower interest expense as a result of a reduction in average borrowings for 1997.

         As of January 1, 1996, the Company changed the method of accounting for pre-opening costs. Labor costs and certain other costs relating to opening new restaurants are expensed as incurred. Previously, such costs were capitalized and amortized over a 12-month period on a straight-line basis. The cumulative effect of the change of $256,000 represents the reversal of the capitalized pre-opening costs as of December 31, 1995.

         The Company's net loss before the impairment loss for the year ended December 31, 1997 approximated $728,000. In view of the negative same-store sale trends, the Company is controlling costs related to food, labor, operating expenses and corporate overhead.

YEAR 2000 ISSUE

         The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet its requirements. The Company's Year 2000 Project is proceeding on schedule. During fiscal 1998, the Company began by updating the computer systems at the Corporate level. The Company purchased new computers which included new processors, additional memory, etc. for each Corporate employee. The Corporate office network was updated to operate on a Novell 4.11 platform. In addition to the new computers and server, the Company updated their software to Windows 95. All accounting and processing software bought during 1998 is "packaged software" which the vendor has certified that it is compliant with the Year 2000. The cost of the hardware and software for the Corporate office was approximately $15,000. The plan for 1999 is to complete the Year 2000 Project and update the computers at the store level. At this time five stores out of the seven stores need to be addressed for Year 2000 compliance. Similar to the items purchased for the Corporate office, the Company is planning on buying one new computer along with Windows 98 for each restaurant. All of the "point-of-sale" software at the restaurant level is also "packaged software" which the vendor has certified that it is compliant with the Year 2000. The cost to complete the project will be approximately $5,000.

         The Company has also initiated communications with vendors and other third parties whose computer systems' functionality could impact the Company. Currently, the Company's largest vendor, Pegler Sysco, is addressing their own Year 2000 issues. As the Company is not electronically interfaced with any vendors at this time, any Year 2000 issues not resolved by the Company's vendors will not have a material impact on the Company's computer systems. Other third parties, such as American Express, Visanet and MAPP are also resolving the Year 2000 problem. These credit card processors understand the Year 2000 issue and with these communications the Company will facilitate coordination of the Year 2000 solutions and will determine the extent to which the Company may be vulnerable to failures of third parties to address their own Year 2000 issues.

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

ACCOUNTING STANDARDS

         FAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June of 1998. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates adopting this accounting pronouncement in 2000; however, management believes it will not have a significant impact on the Company's annual consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $178,000 and $114,000 for the years ended December 31, 1998 and 1997, respectively. The Company had a working capital deficit of $659,000 and $796,000 at December 31, 1998 and 1997, respectively. The Company does not have significant receivables or inventory.

         The Company's capital requirements relate principally to the development of new restaurants and the operation of existing restaurants. Capital expenditures for the restaurant construction and related equipment were $153,000 for the year ended December 31, 1998 and $102,000 for the year ended December 31, 1997.

         The Company currently has $141,000 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 9.75% at December 31, 1998. The Company is paying $5,000 a month in principal plus interest. This bank agreement is guaranteed by a shareholder and substantially all assets of the Company. The note matures on January 31, 2000 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

         The Company has borrowed $270,000 from The Schorr Family Company, Inc. due December 31, 2000 with an interest rate equal to the First National Bank of Omaha "Base Rate."

         The Company obtained a line of credit from U.S. Bank, N.A. on January 27, 1997 in the amount of $395,000 at a variable interest rate which was 7.75% at December 31, 1998. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale and substantially all assets of the Company. The Company currently has $395,000 borrowed against the line to pay off existing debt. This line of credit is guaranteed by a shareholder and matures on January 30, 2000.

         On November 3, 1997, the Company entered into another line of credit with U.S. Bank, N.A. in the amount of $210,000 at a variable interest rate which was 7.75% at December 31, 1998. As of December 31, 1998, there was $210,000 outstanding under this agreement. This line of credit is also guaranteed by a shareholder and substantially all assets of the Company. The line of credit matures on January 30, 2000.

         On June 12, 1998, the Company purchased the assets and leasehold improvements of another restaurant in Omaha, Nebraska. As consideration for the purchase, the Company issued 225,000 shares of its own common stock to the restaurant corporation. In addition, the Company also assumed two additional notes payable totaling $261,599 as of December 31, 1998. The Company's Maple Street location in Omaha, Nebraska was opened on June 20, 1998.

         Currently, the Company has a signed purchase agreement for the liquor license in New Mexico which was purchased in anticipation of opening a new restaurant in that area. This sale, when consummated, will increase working capital, and repay the related debt collateralized by this asset and other various debt listed on the balance sheet. The Company is negotiating the sale of the Rio Rancho real estate. The proceeds will also be used to repay debt.
 Management believes the Company has the financial resources in light of projected cash flow to maintain its current level of operations throughout 1999. There can be no assurance that the Company will be successful in its attempt to sell the assets offered for sale at a profit and maintain profitable operations to the extent necessary to meet existing debt service requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS  - FACTORS AFFECTING FUTURE RESULTS

         The Company currently operates seven steakhouse restaurants in four different cities. The Company's strategy at the time that it went public in January, 1995 was to achieve significant profitability and use proceeds from the public offering as well as other internally and externally generated funds to expand its steakhouse restaurant concept to sixteen to twenty restaurants over a several year period. Intense and significant competition from other national and regional steakhouse restaurant chains and from "subsidized" food offerings by gambling establishments adjacent to the Omaha, Nebraska market have created significant operational and expansion difficulties for the Company. National steakhouse chains such as Lone Star and Outback have expanded significantly in Albuquerque, New Mexico, and the Omaha, Nebraska market where the Company has half of its restaurants. Riverboat and fixed site gambling institutions in Council Bluffs, Iowa, directly across the river from Omaha, Nebraska, not only draw discretionary food dollars to gambling, but offer similar type prime rib and steak dinners at subsidized prices. Because the number of restaurants operated by the Company is relatively small, declines in per unit sales have a significant impact on operating results because there are fewer restaurants over which to spread fixed operating costs. Although the national steakhouse chains such as Lone Star and Outback are also affected by the gambling operations, those organizations have significantly greater resources to withstand such competition, including the ability to "coupon" and advertise.

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

         On January 5, 1999 the Company closed its Dodge Street restaurant in Omaha, Nebraska which was opened in September, 1989. This unit was closed as the lease had expired and the landlord decided to sell the property. The Company may seek to close or sell other restaurant units if their operating performance does not appear to be capable of meeting the company's expectations.

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

         Over the short term, the Company's objectives are to increase per unit sales and reduce food costs to increase store level profitability. Because the number of profitable restaurants operated by the Company is relatively small compared to corporate overhead expenses, the long term goal of profitability is difficult to achieve. Therefore, the Company has taken a different avenue to attain its long term profitability and growth plan. On February 23, 1999, the Company entered into a business combination with The WesterN SizzliN Corporation, a family-style steak, buffet and bakery restaurant chain headquartered in Roanoke, Virginia. Following the combination, the Company and WesterN SizzliN will have 29 company owned stores and 230 franchised units in 25 states. Revenue of the two companies was in excess of $45 million for 1998. Upon completion of the transaction, existing Austins shareholders will own 7% of the combined equity and WesterN SizzliN shareholders will own 93%. Management will also seek ways to enhance shareholder value through a National Market listing of the Company's stock on NASDAQ. Through the combination with The WesterN SizzliN Corporation, the Company believes it will be in a position to obtain additional funds to finance expansion and enhance shareholder value. Current management intends, however, to be cautious and deliberate in expansion and will look for opportunistic situations. Management cannot predict if the Company will be successful in completing the combination with The WesterN SizzliN Corporation and obtaining a National Market listing on NASDAQ. Further, management cannot predict whether, in such event, it will be able to obtain additional financing and expand according to its strategies. The inability of the Company to combine with WesterN SizzliN and to expand its restaurant operations will make it difficult to achieve and grow significant shareholder value.

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

         The name "Austins" in various formats is subject to substantial use around the country and is the subject of several competing registrations with the U.S. Patent and Trademark Office (`USPTO"). The Company is in the process of completing a concurrent use registration with the USPTO. Nonetheless, should other restaurant operators using names including "Austins" commence and prevail in proceedings to preclude the Company's use of the name in new markets, the short-term cost to the Company to change names, signage, menus, and other advertising material could be significant.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference to the financial statements set forth on pages F-1 through F-17 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 21, 1999 and January 29, 1999, the Company filed a Form 8-K and Form 8-K/A, respectively, both dated January 14, 1999 with the Securities and Exchange Commission reporting the dismissal of PricewaterhouseCoopers LLP as its independent accountants. This decision was based on the Company's desire to establish a relationship with the same national accounting firm as WesterN SizzliN. The Company engaged KPMG Peat Marwick LLP as its independent accountants as of January 14, 1999. The decision to change independent accountants was approved by the Company's Audit Committee. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through January 14, 1999, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers and directors of the Company:


                  NAME                      TITLE                              AGE
             ------------              ------------------------------------   -----
     Paul C. Schorr III                Chairman of the Board                    62
     Timothy N. Griggs                 Vice President, Secretary and Treasurer  37
     Trisha N. Gade-Jones              Chief Financial Officer and Principal    28
     Accounting Officer
     B. Scott Ball                     Director                                 62
     Roger D. Sack                     Director                                 64
     Gregory S. Cutchall               Director                                 46


         Paul C. Schorr III has served as Chairman of the Board of the Company since June 20, 1995. He has been a Director of the Company since August 1, 1994. For the past eleven years, Mr. Schorr has served as the President and Chief Executive Officer of ComCor Holding, Inc., a consulting firm. In addition, Mr. Schorr is a Director of Aliant Communications, Inc. (a public company); Ameritas Life Insurance Corp.; The Schorr Family Company, Inc. and National Research Corporation, (a public company.)

         B. Scott Ball has served as a Director of the Company since September 16, 1994. For the past three years, Mr. Ball has served as the Chairman and Chief Executive Officer of Marque VI, Inc., a consulting firm. Previously, Mr. Ball was Chairman and Chief Executive Officer of Westlund's, Inc., a restaurant supplier.

         Roger D. Sack has served as a Director of the Company since June 26, 1995. For the past sixteen years, Mr. Sack has worked for York Cold Storage Company, a refrigeration and storage company, most recently serving as Vice President and Director. Mr. Sack performs a strategic planning and financial services for York Cold Storage Company. In addition, from 1980 until May 1995, Mr. Sack served as an Executive Vice President and Director of York State Co., a bank holding company.

         Gregory S. Cutchall has served as a Director of the Company since June 25, 1998. Mr. Cutchall has 28 years of experience in the restaurant industry. Currently, Mr. Cutchall, through Cutchall Management Company owns and operates five Popeyes Chicken & Biscuits Restaurants, The Exchange Bar & Grill in Omaha, Bum Steer Steaks in Lincoln, and Progressive Park, an eighteen acre company picnic facility in Council Bluffs, Iowa.

         Timothy N. Griggs has served as Vice President, Secretary and Treasurer of the Company since May 1996. Mr. Griggs started with the Company in April of 1995, at the Columbia, Missouri location as a General Manager. In June of 1995, Mr. Griggs was promoted to Director of Operations. Prior to April 1995, Mr. Griggs served as a regional manager for a national restaurant chain.

         Trisha N. Gade-Jones has served as Chief Financial Officer and Principal Accounting Officer of the Company since May 1996. Ms. Gade-Jones started with the Company in February of 1996 as controller. From December 1992 until January 1996, Ms. Gade-Jones worked as a business assurance auditor for a national public accounting firm, specializing in the insurance and retail industries.

         No family relationships exist between any of the executive officers and directors of the Company.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. A table is not included as no executive officer of the Company was paid more than $100,000 during 1998. Paul C. Schorr III has been serving as Chief Executive Officer since April 1 of 1996. Mr. Schorr is serving in this capacity on an uncompensated basis.

         The following table sets forth information with respect to unexercised options and SARs, if any, during fiscal year 1998.

         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES. No executive officers exercised options during 1998. The following table sets forth for the current officers the value of unexercised in-the-money options at year-end:


                                                                                                VALUE OF UNEXERCISED
                                                    NUMBER OF SECURITIES                          IN-THE-MONEY
                                               UNDERLYING UNEXERCISED OPTIONS                      OPTIONS AT
                NAME                                  AT YEAR-END:  (#)                          YEAR-END:  ($) (1)
------------------------------------      ----------------------------------------      -----------------------------------

                                          EXERCISABLE            UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
                                          -----------            -------------          -----------        -------------
Trisha N. Gade-Jones                        80,000(2)                    0                   $0                   $0
Timothy N. Griggs                           80,000(2)                    0                   $0                   $0


(1) The closing price of the Company's Common Stock as reported by the Over-The-Counter-Market on December 31, 1998 was $0.50, which price is the same as the exercise price of the option.
(2) Options became fully exercisable on May 26, 1998.

         OPTION GRANTS IN LAST FISCAL YEAR. The Company did not grant any stock options to the executive officer of the Company during the year ended December 31, 1998.

BOARD COMPENSATION

         On April 20, 1998, the Board of Directors amended the Outside Directors Stock Option Plan. All non-employee directors will receive annually an automatic option grant of 10,000 shares exercisable at fair market value on the date of grant, for serving on the Board. The Outside Directors Stock Option Plan was initially approved by stockholders in 1996. No Director's fees were paid in 1998. Employee Directors do not receive compensation for their service on the Board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as March 12, 1999, by (i) each director of the Company, (ii) each person known by the Company to beneficially own 5% or more of its Common Stock, and (iii) all executive officers and directors as a group. The addresses for these individuals is 6940 "O" Street, Suite 334, Lincoln, Nebraska 68510. Except as specified, the named beneficial owner has sole voting and investment power.



               NAME OF PERSON OR ENTITY                        NUMBER OF SHARES         PERCENT OF CLASS
               -----------------------                      --------------------      --------------------
The Schorr Family Company, Inc.......................               820,831                   29.2%
Paul C. Schorr (1) ..................................               820,831                   29.2%
Roger D. Sack .......................................               720,421                   25.7%
Steer Enterprises/MIHART Inc. .......................               227,100                   8.1%
Gregory S. Cutchall (4) .............................               227,100                   8.1%
Trisha N. Gade-Jones (2) ............................               80,000                    2.8%
Timothy N. Griggs (2) ...............................               80,000                    2.8%
B. Scott Ball .......................................                5,000                      *
All director and officers as a group (8 persons) (3)             1,933,352                    68.9%


---------------------
*        Represents less than 1% of the outstanding Common Stock.

(1) Represents shares held by The Schorr Family Company, Inc., of which Mr. Schorr is the sole director, the president and chief executive officer.
(2) Represents options to purchase 80,000 shares of Common Stock which options are currently exercisable.
(3) Includes options to purchase 160,000 shares of Common Stock which options are currently exercisable.
(4) Represents shares held by Steer Enterprises/MIHART Inc., of which Mr. Cutchall is President, Secretary, and owns 100% of the shares in the corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has borrowed $269,928 from The Schorr Family Company, Inc. due December 31, 2000 with an interest rate equal to the First National Bank of Omaha "Base Rate."

         On June 12, 1998, the Company purchased the equipment and leasehold improvements of another restaurant in Omaha, Nebraska. The assets acquired were recorded on the Company's balance sheet at fair market value. As consideration for the purchase, the Company issued 225,000 shares of its own common stock to the seller, Steer Enterprises/MIHART Inc. Mr. Cutchall is President, Secretary and owns 100% shares of Steer Enterprises/MIHART, Inc. The shares issued were valued at the closing market price of $0.75 per share on June 12, 1998. In addition, the Company assumed two additional notes payable totaling $273,421. The Company opened the new location on June 20, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:                                                                                                 PAGE NO.
            3.1*           Certificate of Incorporation of the Company, as amended
            3.2*           Bylaws of the Company
           10.2*           Stock Purchase Agreement among the Company, The Schorr
                           Family Company, Inc. and Norman A. Lies
           10.5*           Lease dated January 18, 1989, between John Kai-Chee Moy
                           and Cindie Suk-Ching Moy and Missouri Development Company
           10.6            Lease Agreement dated March 1, 1995, between Martin A.
                           Pedersen and Austins Omaha, Inc.                                                           25
           10.7            Lease Agreement dated April 15, 1998, between Central
                           Investment Co., Ltd. and Austins 72nd, Inc.                                                52
           10.8            Lease Agreement dated June 1, 1998, between Steer Enterprises, Inc.
                           and Missouri Development Company                                                           64
           10.8.1          Offer to Purchase dated May 15, 1998, between Steer Enterprises,
                           Inc./MIHART, Inc. and the Company                                                          81
           10.8.2          Loan Assumption Agreement dated June 2, 1998, between Steer
                           Enterprises, Inc., Gregory S. Cutchall, and the Company                                    86
           10.9*           Standard Commercial Shopping Center Lease dated August 1, 1993, between Kinder-Crow L.P. and Austins of New Mexico, Inc.
           10.10*          Commercial Lease dated March 10, 1994, between Jack Irwin and
                           Austins Lincoln, Inc.
           10.10.1         Assignment and Consent dated March 13, 1998, between Jack
                           Irwin, Austins Lincoln, Inc. and Charlie's On The Lake, Inc.                               88
           10.10.2         Assignment and Consent dated February 5, 1999, between
                           Jack Irwin, Austins Lincoln, Inc., Paul C. Schorr III, Charlie's
                           On The Lake, Inc., and Charlie's Seafood Grill, Inc.                                       93
           10.11*          1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified
                           Stock Option Plan, as amended
           10.11.1         Amendment No. 2 to the 1994 Incentive and Nonqualified Stock
                           Option Plan of the Company                                                                 100
           10.11.2         Amendment No. 3 to the 1994 Incentive and Nonqualified Stock
                           Option Plan of the Company                                                                 102
           10.13*          Settlement Agreement dated March 24, 1994, between Missouri
                           Development Company and Equitable Life Assurance Society of
                           the United States
           10.15**         Lease Agreement dated August 15, 1994, between Jacob
                           Alcon and Petrita Alcon and Austins of Albuquerque,
                           Inc.
           10.15.1         Addendum to Location Lease Agreement dated June 30, 1998, between
                           Jacob and Petrita Alcon, Paul C. Schorr III, and the Company                               103
           10.16***        Lease Agreement dated July 19, 1995, between 1101 Harney LLC and Austins Old Market, Inc.



           10.17           Lease Agreement dated September 5, 1972, between Lewis
                           Properties, Inc. and Collins Properties, Inc.                                              109
           10.17.1         Orders from the United States Bankruptcy Court for the Central
                           District of California regarding the assumption of Collins
                           Properties, Inc. and the assignment to the Company                                         152
           10.19           Fifth Amendment to Commercial Note
                           between First National Bank of Omaha and the Company                                       161
           10.20           Commercial Note dated January 27, 1999, between U.S. Bank
                           National Association and the Company                                                       163
           10.21           Note Payable to Shareholder dated February 25, 1999, between
                           Paul C. Schorr III and the Company                                                         166
           10.22           Commercial Note dated January 3, 1999, between U.S. Bank
                           National Association and the Company                                                       167
           10.23           Commercial Note dated October 2, 1996, between Mid City
                           Bank and Steer Enterprises, Inc.                                                           170
           10.24           Promissory Note dated August 19, 1996, between Edward J.
                           Micek and Steer Enterprises, Inc.                                                          173
           16              Letter on change of certifying accountant dated January 22, 1999                           183
           21              Subsidiaries of the Issuer:
                                    Missouri Development Company
                                    Austins Albuquerque, Inc.
                                    Austins Omaha, Inc.
                                    Austins 72nd, Inc.
                                    Austins Lincoln, Inc.
                                    Austins New Mexico, Inc.
                                    Austins Old Market, Inc.
                                    Austins Scottsdale, Inc.
                                    Austins Rio Rancho, Inc.
                                    Austins Albuquerque East, Inc.
           23.1            Consent of PricewaterhouseCoopers LLP                                                      184
           23.2            Consent of KPMG Peat Marwick LLP                                                           185
           27              Financial Data Schedule                                                                    186



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

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AUSTINS STEAKS & SALOON, INC.



Dated:  March 25, 1999                        BY:  /S/ TRISHA N. GADE-JONES
                                                -------------------------------
                                                   Trisha N. Gade-Jones
                                                   Chief Financial Officer



         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                                   TITLE                 DATE
         ----------                                 --------             ----------
/S/ PAUL C. SCHORR III                    Chairman of the Board        March 25, 1999
------------------------------------
Paul C. Schorr III

/S/ B. SCOTT BALL                         Director                     March 25, 1999
------------------------------------
B. Scott Ball

/S/ ROGER D. SACK                         Director                     March 25, 1999
--------------------
Roger D. Sack

/S/ GREGORY S. CUTCHALL                   Director                     March 25, 1999
------------------------------------
Gregory S. Cutchall


                          AUSTINS STEAKS & SALOON, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE


Report of KPMG Peat Marwick LLP ............................................F-2
Report of PricewaterhouseCoopers LLP .......................................F-3
Consolidated Balance Sheets ................................................F-4
Consolidated Statements of Operations ......................................F-5
Consolidated Statements of Changes in Stockholders' Equity .................F-6
Consolidated Statements of Cash Flows ......................................F-7
Notes to Consolidated Financial Statements .................................F-8



                         INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Austins Steaks & Saloon, Inc.:


We have audited the accompanying consolidated balance sheet of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




Omaha, Nebraska                               KMPG Peat Marwick LLP
March 12, 1999

Report of Independent Accountants


To the Stockholders and Board of Directors

Austins Steaks & Saloon, Inc.

We have audited the accompanying consolidated balance sheet of Austins Steaks & Saloon, Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Austins Steaks & Saloon, Inc. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                   COOPERS & LYBRAND L.L.P.



Omaha, Nebraska

March 6, 1998

                           AUSTINS STEAKS & SALOON, INC.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997


                                           ASSETS                             1998        1997
                                                                            ----------  ----------
Current assets:
    Cash                                                                    $   44,211      53,151
    Inventories                                                                116,490     119,068
    Prepaid expenses and other current assets                                  190,926     168,397
                                                                            ----------- -----------
             Total current assets                                              351,627     340,616
                                                                            ----------- -----------
Equipment                                                                    1,664,985   1,479,162
Leasehold improvements                                                       2,633,919   2,308,802
                                                                            ----------- -----------
                                                                             4,298,904   3,787,964
                                                                            ----------- -----------
Accumulated depreciation and amortization                                   (1,869,825) (1,388,183)
                                                                            ----------- -----------
                                                                             2,429,079   2,399,781
                                                                            ----------- -----------
Intangibles, net accumulated amortization                                      530,916     605,612
Other assets                                                                   782,300     786,599
                                                                            ----------- -----------
                                                                            $ 4,093,922   4,132,608
                                                                            =========== ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Cash overdrafts                                                         $   53,038     106,375
    Accounts payable                                                           753,328     817,157
    Unredeemed gift certificates                                               100,095      85,070
    Interest payable                                                             9,150       8,858
    Current installments of long-term debt                                      95,817     119,330
                                                                            ----------- -----------
             Total current liabilities                                       1,011,428   1,136,790
                                                                            ----------- -----------
Long-term debt, excluding current installments                                 982,147     699,361
Note payable to shareholder                                                    269,928     269,928
                                                                            ----------- -----------
             Total liabilities                                               2,263,503   2,106,079
                                                                            ----------- -----------
Stockholders' equity:
    Common stock, $.01 par value. Authorized 7,500,000 shares; issued and
      outstanding 2,647,927 shares in 1998 and 2,331,052 shares in 1997         26,479      23,311
    Additional paid-in capital                                               5,775,055   5,487,511
    Accumulated deficit                                                     (3,971,115) (3,484,293)
                                                                            ----------- -----------
             Total stockholders' equity                                      1,830,419   2,026,529

Commitments
                                                                            ----------- -----------
                                                                            $ 4,093,922   4,132,608
                                                                            =========== ===========

See accompanying notes to consolidated financial statements.

                         AUSTINS STEAKS & SALOON, INC.

                     Consolidated Statements of Operations

                     Years ended December 31, 1998 and 1997


                                                           1998            1997
                                                      ---------------  --------------
Net sales                                             $    9,373,647       9,542,098
                                                      ---------------  --------------
Costs and expenses:
    Cost of sales                                          6,375,303       6,720,604
    Restaurant operating expenses                          2,641,168       2,826,899
    General and administrative                               642,150         608,731
    Impairment of long-lived assets                           26,079         768,085
    Loss on restaurant closing                                59,000              --
                                                      ---------------  --------------
                                                           9,743,700      10,924,319
                                                      ---------------  --------------
             Loss from operations                           (370,053)     (1,382,221)
                                                      ---------------  --------------
Other expenses:
    Interest expense, net                                   (116,769)       (113,954)
                                                      ---------------  --------------
             Net loss                                 $     (486,822)     (1,496,175)
                                                      ===============  ==============
Weighted average shares outstanding                        2,493,807       2,331,052
                                                      ===============  ==============
Basic and diluted net loss per common share           $        (0.20)          (0.64)
                                                      ===============  ==============

See accompanying notes to consolidated financial statements.

                                            AUSTINS STEAKS & SALOON, INC.

                             Consolidated Statements of Changes in Stockholders' Equity

                                       Years ended December 31, 1998 and 1997



                                   Common stock            Additional        Accumu-          Total
                            ---------------------------      paid-in          lated       stockholders'
                               Shares         Dollars        capital         deficit          equity
                            -------------    ----------   --------------  --------------  ---------------
Balance, December 31, 1996     2,331,052     $  23,311        5,487,511      (1,988,118)       3,522,704
Net loss                              --            --               --      (1,496,175)      (1,496,175)
                            -------------    ----------   --------------  --------------  ---------------
Balance, December 31, 1997     2,331,052        23,311        5,487,511      (3,484,293)       2,026,529
Issuance of shares               316,875         3,168          217,144              --          220,312
Stock option compensation             --            --           70,400              --           70,400
Net loss                              --            --               --        (486,822)        (486,822)
                            -------------    ----------   --------------  --------------  ---------------
Balance, December 31, 1998     2,647,927     $  26,479        5,775,055      (3,971,115)       1,830,419
                            =============    ==========   ==============  ==============  ===============

See accompanying notes to consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1998 and 1997


                                                                           1998             1997
                                                                       --------------   --------------
Cash flows from operating activities:
    Net loss                                                           $    (486,822)      (1,496,175)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                       562,393          591,536
         Loss on sale of restaurant and fixed assets                           9,094            3,741
         Reserve for loss on restaurant closing                               24,000               --
         Stock option compensation                                            70,400               --
         Loss on sale of liquor license                                           --            5,248
         Impairment of long-lived assets                                      26,079          768,085
         Change in assets and liabilities:
           Inventories                                                        (7,422)           8,817
           Prepaid expenses and other current assets                          29,033          (11,905)
           Accounts payable                                                  (63,829)         250,522
           Unredeemed gift certificates                                       15,025           (4,065)
           Interest payable                                                      292           (1,378)
                                                                       --------------   --------------
             Net cash flows provided by operating activities                 178,243          114,426
                                                                       --------------   --------------
Cash flows from investing activities:
    Proceeds from sale of restaurant and fixed assets                         40,125            3,183
    Purchase of equipment and leasehold improvements                        (153,095)        (101,709)
    Proceeds from sale of liquor license                                          --          110,557
    (Increase) decrease in other assets                                       (6,728)          23,779
                                                                       --------------   --------------
             Net cash flows provided by (used in) investing activities      (119,698)          35,810
                                                                       --------------   --------------
Cash flows from financing activities:
    Change in cash overdrafts                                                (53,337)          28,091
    Proceeds from debt                                                       155,000          542,658
    Payments on debt                                                        (169,148)        (698,047)
                                                                       --------------   --------------
             Net cash flows used in financing activities                     (67,485)        (127,298)
                                                                       --------------   --------------
             Net increase (decrease) in cash and cash equivalents             (8,940)          22,938

Cash, beginning of period                                                     53,151           30,213
                                                                       --------------   --------------
Cash, end of period                                                    $      44,211           53,151
                                                                       ==============   ==============
Cash paid for interest                                                 $     116,477          114,864
                                                                       ==============   ==============
Supplemental disclosure of noncash investing and financing activities:
    Issuance of stock for consideration of equipment purchase          $     168,750               --
                                                                       ==============   ==============
    Issuance of stock in-lieu of lease payments                        $      51,562               --
                                                                       ==============   ==============

See accompanying notes to consolidated financial statements.

                         AUSTINS STEAKS & SALOON, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      Austins Steaks & Saloon, Inc. (the Company) was incorporated under the laws of the state of Delaware in December 1992. The Company owns and operates moderately priced, casual dining restaurants featuring specialty prime rib dishes, a variety of fresh-cut, aged steaks, home-cooked entrees, salads, and sandwiches. The Company's restaurants are located in the Midwest and Southwest Regions of the United States.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the financial statements of Austins Steaks & Saloon, Inc. and the accounts of nine restaurant corporations, eight of which were open as of December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

      INVENTORIES

      Inventories consist primarily of food and beverages for sale in the restaurants. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method, which is recalculated monthly.

      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements are stated at cost. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, between five to seven years. Leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the assets.

      UNREDEEMED GIFT CERTIFICATES

      The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of the certificates redeemed.

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recognized impairment losses of approximately $26,000 and $768,000 during 1998 and 1997, respectively.

                                                                    (Continued)

      INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      STOCK OPTION PLANS

      The Company accounts for its stock option plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure under SFAS No. 123.

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

      NET LOSS PER SHARE

      Basic earnings per share (EPS) is computed by dividing the net loss to common shareholders by the weighted-average common shares outstanding during the period. The difference in shares utilized in calculating basic and diluted EPS represents the effects of the number of shares issued under the Company's stock option plan less shares assumed to be purchased with proceeds from the exercise of the stock options. In addition, the numerator is adjusted for any changes in earnings or loss that would result from the assumed conversion of these potential common shares.

      Due to the net loss in 1997 and 1998, the anti-dilutive effect of the Company's stock options are not included in the calculation of diluted EPS. As a result, the basic and diluted loss per share are identical in the years presented.

                                                                    (Continued)

      VALUATION OF COMMON STOCK ISSUANCES

      The Company issues shares of common stock for consideration on certain transactions, including lease obligations, equipment and leasehold purchases, and professional services received. The Company values the shares issued based on the fair-market value of the securities issued.

      RECLASSIFICATIONS

      Certain amounts have been reclassified for comparability with the 1998 presentation.

(2)   LOSS ON CLOSING OF RESTAURANTS AND IMPAIRMENT OF LONG-LIVED ASSETS

      In the fourth quarter of 1997, the Company recorded an impairment loss of $768,085 on long-lived assets relating to their Lincoln, Nebraska and Albuquerque, New Mexico restaurants. Impairment losses were recognized on these restaurants due to the Lincoln store having a negotiated sales price below its cost of certain long-lived assets and the Albuquerque restaurant experiencing negative cash flows, which were expected to continue. The impairment loss was calculated by using the estimated discounted future cash flows from operations and the estimated sales value of the assets.

      On March 17, 1998, the Company closed its Lincoln restaurant. The loss on closing was $35,000, which consisted of costs to dispose of the unit. The loss on the equipment and leasehold improvements was recognized in the impairment loss in 1997.

      The Lincoln and Albuquerque restaurants reported net losses of approximately $30,000 and $81,000 in 1998, respectively.

      On January 5, 1999, the Company closed one of its stores in Omaha, Nebraska as the lease expired on this facility. This store reported net earnings of $3,145 in 1998. The Company established a reserve of $24,000 for losses incurred from this closing.

(3)   PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets include the following at December 31:

                                                 1998          1997
                                             ------------  ------------
      Liquor license held for sale           $   142,250       142,250
      Rent                                        20,919         1,739
      Insurance                                   10,008         8,413
      Other                                       17,749        15,995
                                             ------------  ------------
                                             $   190,926       168,397
                                             ============  ============

      The Company is in negotiations for the sale of the liquor license held for sale at December 31, 1998.

                                                                    (Continued)

(4)   INTANGIBLE ASSETS

      The Company's intangible assets consist of the following at December 31:

                                           ESTIMATED
                                           USEFUL LIFE          1998           1997
                                         ----------------    ------------   ------------
        Trademarks                          15 years         $   113,336        113,336
        Goodwill                            15 years              82,303        119,266
        Leasehold interests              Life of leases          185,810        185,810
        Lease rights                      Life of lease          326,050        326,050
                                                             ------------   ------------
                                                                 707,499        744,462

        Less accumulated amortization                           (176,583)      (138,850)
                                                             ------------   ------------
                                                             $   530,916        605,612
                                                             ============   ============

      The intangible assets are amortized using the straight-line method over the estimated useful lives as indicated above. Amortization for the years ended December 31, 1998 and 1997 on these intangible assets was $37,733 and $48,617, respectively.

      Goodwill represents consideration paid by the Company to purchase restaurants over the estimated fair-market value of the assets acquired and liabilities assumed. Leasehold interests represent favorable lease terms as a result of these purchases. The lease rights represent payment for favorable lease terms which includes below market rent payments over the life of the lease plus extension. The amount is being amortized on a straight-line basis over the life of the lease.

(5)   OTHER ASSETS

      Other assets at December 31 consist of the following:

                                                      1998           1997
                                                  -------------  -------------
        Land held for sale                        $    535,039        535,039
        Liquor licenses                                193,183        193,183
        Deposits                                        42,843         36,115
        Organization costs, net                         11,235         22,262
                                                  -------------  -------------
                                                  $    782,300        786,599
                                                  =============  =============

      The land held for sale is actively being marketed for sale and is carried at cost, which is estimated to be less than fair value. Liquor licenses acquired in certain states are considered to have unlimited lives due to state regulations and, accordingly, the acquisition cost of these licenses has been capitalized and is not amortized. Organization costs incurred to establish new legal entities are capitalized and amortized over five years.

                                                                    (Continued)

(6)   INCOME TAXES

      The differences between the effective income tax rate and the federal statutory income tax rate (34%) for the years ended December 31 are summarized below:

                                                               1998         1997
                                                           -----------  ----------
      Statutory federal income tax benefit                 $  165,519     508,700
      Add (deduct) tax effect of:
          State income tax benefit, net of federal benefit      8,190      52,235
          Change in valuation allowance                      (138,581)   (642,892)
          Nondeductible payroll taxes                         (22,064)    (21,603)
          Other, net                                          (13,064)    103,560
                                                           -----------  ----------
                                                           $        --         --
                                                           ===========  ==========


      The tax effect of significant temporary differences giving rise to deferred income tax assets and liabilities as of December 31 are shown below:

                                                           1998           1997
                                                       -------------  ------------
      Deferred income tax liabilities -
          intangibles                                  $     83,784        97,974
                                                       -------------  ------------
      Deferred income tax assets:
          Fixed assets                                      364,653       445,834
          Preopening costs                                   49,530        81,068
          Loss carryforwards                              1,055,066       882,850
          Tax credit carryforwards                          168,216       103,322
                                                       -------------  ------------
                   Total gross deferred tax assets        1,637,465     1,513,074

          Less valuation allowance                       (1,553,681)   (1,415,100)
                                                       -------------  ------------
                   Net deferred tax assets                   83,784        97,974
                                                       -------------  ------------
                                                       $          --           --
                                                       =============  ============

      At December 31, 1998 and 1997, the Company had no deferred tax assets or liabilities reflected on its consolidated financial statements and recorded no income tax benefit for the two years then ended since the net deferred tax assets are completely offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

                                                                    (Continued)

      The net increase of $138,581 and $642,892 in 1998 and 1997, respectively, in the valuation allowance for deferred tax assets relate primarily to federal tax credits and federal and state net operating loss carryforwards. Benefit has been recognized for these items only to the extent deferred tax liabilities exist.

      For the year ended December 31, 1998, the Company has a net operating loss for federal income tax purposes of approximately $2.8 million. The net operating loss will be available to offset future taxable income through the years 2009 to 2013.

(7)   LEASES

      The Company has entered into long-term operating leases for the use of restaurant buildings and land. The minimum annual lease payments, excluding renewal options, required under these agreements are as follows:

      1999                            $    419,132
      2000                                 344,484
      2001                                 344,484
      2002                                 344,484
      2003 and thereafter                  611,360
                                      ------------
             Total                    $  2,063,944
                                      ============

      The majority of operating lease agreements in which the Company has entered contain renewal options. Lease payments under the renewal terms increase based on terms established in the original lease. Rent expense incurred during 1998 and 1997 on these leases amounted to approximately $616,900 and $592,700, respectively.

      On March 13, 1998, the Company finalized an agreement which resulted in assignment of the lease on the Lincoln store and transfer of certain personal property to a family-run restaurant business (Buyer) at a sales price of $40,000. The conditions of assignment included a guarantee to the lessor by the Company of performance of the lease for the duration of the lease term, which runs through February 2014. Remaining minimum lease payments were approximately $1,495,000 at December 31, 1998. Additionally, the lessor has secured a personal guarantee by a majority shareholder of the Company in the amount of $40,000.

      On June 30, 1998, the Company entered into an agreement with the lessor of the Albuquerque restaurant to decrease the amount of monthly lease payments on this store through the end of the lease agreement, July 1999. In consideration for adjusting the payments on this lease, the Company issued 75,000 shares of common stock to the lessor. The lessor may not sell, transfer, or assign these shares until August 1, 1999. A majority shareholder guaranteed the lessor a minimum selling price of $0.70 a share on these shares for the period beginning August 1, 1999 and ending August 1, 2004.

                                                                    (Continued)

(8)   LONG-TERM DEBT AND NOTE PAYABLE TO SHAREHOLDER

      Long-term debt and note payable to shareholder at December 31 consist of the following:

                                                                              1998           1997
                                                                          -------------   ------------
Note payable to bank, due in monthly installments of $5,000, plus interest at 1% above the bank's prime rate (9.75% at
    December 31, 1998), with the unpaid principal balance due
    on January 31, 2000, collateralized primarily by all assets
    of the Company and guaranteed by a shareholder                        $    141,006        236,006
Note payable to bank, due January 30, 2000, interest only payable monthly at the bank's prime rate (7.75% at December 31, 1998), with principal due upon maturity, collateralized by substantially
    all assets of the Company and guaranteed by a shareholder                  395,000        395,000
Note payable to bank, due January 30, 2000, interest only payable monthly at the bank's prime rate (7.75% at December 31, 1998), with principal due upon maturity, collateralized by substantially
    all assets of the Company and guaranteed by a shareholder                  210,000         55,000
Note payable to bank, due March 17, 2000, payable in monthly installments of $945, including interest at 8.25% per annum,
    with balance of principal due upon maturity                                 13,404         23,177
Note payable to bank, due March 25, 2000, payable in monthly installments of $1,000, including interest at 2% above the
    WALL STREET JOURNAL prime rate (9.75% at December 31, 1998), with a balance of principal due upon maturity, collateralized
    by a liquor license                                                         56,955         65,367
Real estate mortgage note payable, paid in January 1998                             --         44,141
Note payable to shareholder, unsecured, due August 15, 2001, payable in monthly installments of $1,620, including interest
    at 9% per annum, with a balance of principal due upon maturity             171,635              --
Note payable to bank, due October 2, 2003, payable in monthly installments of $1,977, including interest at 9.75% per annum,
    with balance of principal due upon maturity                                 89,964             --
                                                                          -------------   ------------
                                                                             1,077,964        818,691

Less current portion                                                           (95,817)      (119,330)
                                                                          -------------   ------------
             Total long-term debt                                         $    982,147        699,361
                                                                          =============   ============
Note payable to shareholder, principal and simple interest
    at 10.25%, due on December 31, 2000                                   $    269,928        269,928
                                                                          =============   ============
Weighted average interest rate at December 31                                    8.49%          9.58%
                                                                          =============   ============

      The due dates of the notes payable to bank were extended subsequent to year-end. The revised maturities are reflected in the financial statements at December 31, 1998.

                                                                    (Continued)

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows: 1999, $95,817; 2000, $762,135; 2001, $181,908; 2002, $19,104; and 2003, $19,000.

(9)   COMMON STOCK OPTIONS

      The Company has stock option plans under which incentive and nonqualified stock options may be granted to key employees and directors of the Company. The plans authorize grants of options to purchase up to 375,000 shares of authorized but unissued common stock, including 100,000 shares granted to a former executive officer outside of the plans. Options are granted at a price not less than 50% of the fair market value of the shares on the date of the grant. The options may be granted for terms up to but not exceeding ten years and are generally fully vested upon grant and in five years from the date granted for directors. During 1998, the Company recorded $70,400 in compensation expense related to the modification of terms and issuance of options.

      The Company applies the intrinsic value method prescribed by APB No. 25 in accounting for the plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the provisions of SFAS No. 123, the Company's pro forma net loss and loss per share would have been:

                                                  1998              1997
                                             ---------------   ---------------
     Pro forma loss                          $    (580,162)       (1,501,954)
                                             ===============   ===============
     Pro forma basic and diluted
          net loss per share                        (.23)            (0.64)
                                             ===============   ===============

      The pro forma effect on net loss for 1997 and 1998 is not fully representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to 1996.

      The per share weighted-average fair value of stock options granted in 1998 and 1997 was $0.87 and $0.70, respectively. For the years ended December 31, 1998 and 1997, the fair value was estimated as of the grant date using the Black-Scholes option pricing model. Input variables used in the model included a weighted-average risk-free interest rate ranging from 5.25% to 6.7%, no expected dividend yields, an expected volatility factor of 94% and 84%, respectively, and an estimated option life of six to ten years from the date of vesting.

                                                                    (Continued)

      The stock option activity under the plans is summarized as follows:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                      OPTIONS         EXERCISE
                                                      OUTSTANDING      PRICE
                                                    -----------------------------
Balance at December 31, 1996                             211,000    $   1.92

Granted                                                    7,000        0.94
Exercised                                                      --         --
Forfeited                                                 (5,500)       1.08
                                                    -------------   -------------
Balance at December 31, 1997                             212,500        1.91

Granted                                                  107,000        0.58
Exercised                                                      --         --
Forfeited                                                 (3,500)       1.12
                                                    -------------   -------------
Balance at December 31, 1998                             316,000    $   1.30
                                                    =============   =============

      At December 31, 1998, there were 59,000 shares available for future grants.

                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
------------------------------------------------------------  ------------------------------
                 NUMBER         WEIGHTED-                        NUMBER
               OUTSTANDING       AVERAGE        WEIGHTED-      EXERCISABLE       WEIGHTED-
  RANGE OF         AT           REMAINING        AVERAGE           AT            AVERAGE
  EXERCISE     DECEMBER 31,     CONTRACTUAL      EXERCISE      DECEMBER 31,      EXERCISE
   PRICES          1998         LIFE (YEARS)      PRICE           1998            PRICE
------------  --------------   -------------   -------------  ---------------   ------------
 $  0.34               5,000        9.0        $    0.34                   --   $   0.34
    0.50             160,000        8.5             0.50              160,000       0.50
    0.75               2,000        4.0             0.75                2,000       0.75
    0.94              25,000        5.2             0.94               21,250       0.94
    1.00               4,000        2.6             1.00                4,000       1.00
    1.19              20,000        7.5             1.19               10,000       1.19
    2.75             100,000        0.6             2.75              100,000       2.75
------------  --------------   -------------   -------------  ---------------   ------------
 $ 0.34
  to 2.75            316,000        5.6        $    1.30              297,250   $   1.32
============  ==============   =============   =============  ===============   ============

                                                                    (Continued)

(10)   MAJOR SUPPLIERS

       Purchases from one supplier were approximately $1,753,000 and $1,400,000 for the years ended December 31, 1998 and 1997, respectively.

(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair value of cash, cash overdrafts, accounts payable, and interest payable are estimated to approximate carrying value due to the short-term maturities of these financial instruments. The carrying value of long-term debt and the note payable to shareholder approximates fair value as the interest rates are variable or consistent with those in effect at December 31, 1998.

(12)   RETIREMENT BENEFIT PLAN

       The Company sponsors a defined contribution plan, the Austins Steaks & Saloon 401(k) Savings Plan & Trust (the Plan). The Plan covers all employees of the Company who have one year of service and have attained the age of twenty-one. Participants may contribute up to 15% of their compensation in pretax dollars. The Company will match employee contributions on a discretionary basis, not to exceed 4%. Vesting in Company contributions is 100% after six years in the Plan. For the years ended December 31, 1998 and 1997, the Company contributed $3,621 and $3,432, respectively, to the Plan.

(13)   PURCHASE OF RESTAURANT

       On June 12, 1998, the Company purchased equipment and leasehold improvements of an existing restaurant in Omaha, Nebraska. As consideration for the purchase, the Company issued 225,000 shares of common stock, valued at $168,750, and assumed two notes payable totaling $273,421, for total consideration of $442,171. Total consideration was assigned to the value of the assets acquired. Per the purchase agreement, if this restaurant reaches certain sale levels during the first year subsequent to the acquisition date, the Company owes additional consideration of 75,000 shares of common stock. No additional consideration has been recorded in the financial statements as of December 31, 1998, as management estimates the required sale levels will not be met.

(14)   SUBSEQUENT EVENTS

       On February 23, 1999, the Company signed into a letter-of-intent to enter into a business combination with WesterN SizzliN Corporation. The WesterN SizzliN Corporation is a family-style steak, buffet, and bakery restaurant chain.