Form 10QSB
period 1999-03-31
AUSTINS STEAKS & SALOON INC
filed 1999-05-13
CIK 930686

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                     FORM 10-QSB

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                         FOR THE PERIOD ENDED MARCH 31, 1999

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                     EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM              TO
                                         -----------     -----------

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

                                    (402) 466-2333
                             (Issuer's telephone number)









Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X  No
                                                                -     ---


As of April 30, 1999, there were 2,647,927 shares of the issuer's common stock outstanding.

                            Part I:  Financial Information


Item 1 - FINANCIAL STATEMENTS


                            AUSTINS STEAKS & SALOON, INC.
                             Consolidated Balance Sheets
                      as of March 31, 1999 and December 31, 1998


                                                   March 31,
                                                    1999         December 31,
                                                  (unaudited)         1998
                                                 -----------      ------------
ASSETS
Current assets:
  Cash                                          $     51,357      $     44,211
  Inventories                                        118,894           116,490
  Prepaid expenses & other current assets            231,041           190,926
                                                  ----------         ----------
          Total current assets                       401,292           351,627
                                                  ----------         ----------

Equipment                                          1,551,321         1,664,985
Leasehold improvements                             2,447,400         2,633,919
                                                  ----------         ----------
                                                   3,998,721         4,298,904
Accumulated depreciation & amortization           (1,667,036)       (1,869,825)
                                                  ----------         ----------
     Equipment & leasehold improvements, net       2,331,685         2,429,079
                                                  ----------         ----------
Intangibles, net                                     519,130           530,916
Other assets                                         776,623           782,300
                                                  ----------         ----------
                                                $  4,028,730      $  4,093,922
                                                ------------       ------------
                                                ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                $    116,234      $     53,038
  Accounts payable                                   661,360           753,328
  Interest payable                                     4,254             9,150
  Unredeemed gift certificates                        80,700           100,095
  Current portion of long-term debt                  820,587            95,817
                                                  ----------         ----------
        Total current liabilities                  1,683,135         1,011,428
                                                  ----------         ----------

Long-term debt, net of current portion               237,817           982,147
Note payable to shareholder                          269,928           269,928
                                                  ----------         ----------
        Total liabilities                            507,745         2,263,503
                                                  ----------         ----------

STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000
  shares authorized; 2,647,927 shares
  issued and outstanding)                             26,479            26,479
  Additional paid-in capital                       5,775,055         5,775,055
  Accumulated deficit                             (3,963,684)       (3,971,115)
                                                  ----------         ----------
          Total stockholders' equity               1,837,850         1,830,419
                                                  ----------         ----------
                                                $  4,028,730      $  4,093,922
                                                ------------       ------------
                                                ------------       ------------


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                        Consolidated Statements of Operations
                  for the three months ended March 31, 1999 and 1998
                                     (unaudited)

                                                              1999               1998
                                                            --------           ---------
Net sales                                                $   2,277,860      $    2,407,397

Costs and expenses:
  Cost of sales                                              1,464,305           1,647,187
  Restaurant operating expenses                                632,397             658,925
                                                             ---------           ----------
Restaurant costs and expenses                                2,096,702           2,306,112
                                                             ---------           ----------
Restaurant operating income                                    181,158             101,285
General and administrative                                     146,110             109,768
Loss on sale of restaurant                                           -              35,000
                                                             ---------           ----------
Income (loss) from operations                                   35,048             (43,483)

Other expenses:
  Interest expense                                              27,617              21,046
                                                              --------            ---------


Net income (loss)                                           $    7,431          $  (64,529)
                                                            ----------          -----------
                                                            ----------          -----------

Basic and diluted net income (loss) per share                   $ 0.00             $ (0.03)
                                                              --------            ---------
                                                              --------            ---------

Weighted average number of common shares outstanding         2,647,927           2,331,052
                                                            ----------          ----------
                                                            ----------          ----------




                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
              Consolidated Statement Of Changes In Stockholders' Equity
                      for the three months ended March 31, 1999
                                     (unaudited)

                                           Common Stock                 Additional
                                           ------------                   Paid-In      (Accumulated
                                      Shares           Dollars            Capital         Deficit)         Total
                                      ------           -------            -------         --------         -----
Balances, December 31, 1998         2,647,927       $   26,479         $ 5,775,055    $ (3,971,115)     $ 1,830,419

Net income                              -                 -                  -               7,431            7,431
                                      -------           -------            --------         -------         -------
Balances, March 31, 1999            2,647,927       $   26,479         $ 5,775,055    $ (3,963,684)     $ 1,837,850
                                    ---------       -----------        ------------    -------------    -----------
                                    ---------       -----------        ------------    -------------    -----------














                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                            AUSTINS STEAKS & SALOON, INC.
                        Consolidated Statements Of Cash Flows
                  for the three months ended March 31, 1999 and 1998
                                     (unaudited)


                                                                         1999                1998
                                                                      ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $   7,431          $  (64,529)
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
  Depreciation and amortization                                          116,148             116,581
  Loss (gain) on sale of equipment                                          (277)                167
  Loss on sale of restaurant                                                   -              35,000
  Changes in assets and liabilities:
    Inventories                                                           (2,404)             15,745
    Prepaid expenses and other current assets                            (40,115)            (40,186)
    Accounts payable                                                     (91,968)             44,912
    Interest payable                                                      (4,896)             (6,508)
    Unredeemed gift certificates                                         (19,395)            (30,800)
                                                                      ----------          ----------
          Net cash (used in) provided by operating activities            (35,476)             70,382

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and restaurant                          10,390               5,305
  Purchase of equipment and leasehold improvements                       (17,081)            (11,768)
  Decrease in other assets                                                 5,677               2,519
                                                                      ----------          ----------
          Net cash used in investing activities                           (1,014)             (3,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in cash overdraft                                                63,196             (53,224)
  Payments on debt                                                       (19,560)           (106,409)
  Proceeds from debt                                                        -                 95,500
                                                                      ----------          ----------
          Net cash provided by (used in) financing activities             43,636             (64,133)
                                                                      ----------          ----------

Net increase in cash and cash equivalents                                  7,146               2,305
Cash and cash equivalents, beginning of period                            44,211                -
                                                                      ----------          ----------
Cash and cash equivalents, end of period                              $   51,357          $    2,305
                                                                      ----------          ----------
                                                                      ----------          ----------







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

      A summary of the significant accounting policies followed by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") are set forth in the Notes To Financial Statements in the Company's 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in the 1998 Annual Report on Form 10-KSB.

2.    Business Combination

On February 23, 1999, the Company signed a letter-of-intent to enter into a business combination with The WesterN SizzliN Corporation. The WesterN SizzliN Corporation is a family-style steak, buffet, and bakery restaurant chain.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently operates seven steakhouse restaurants: Four are located in Omaha, Nebraska; and one each is located in Scottsdale, Arizona; Santa Fe, New Mexico; and Albuquerque, New Mexico. The Omaha restaurants were opened in January 1992, December 1992, January 1996, and June 1998; the Santa Fe restaurant was opened in April 1994; the Albuquerque restaurant was opened in February 1995; and the Scottsdale restaurant was opened in December 1995.

On February 23, 1999, the Company signed a letter-of-intent to enter into a business combination with The WesterN SizzliN Corporation. The WesterN SizzliN Corporation is a family-style steak, buffet, and bakery restaurant chain headquarterd in Roanoke, Virginia. Following the combination, the Company and WesterN SizzliN will have 29 company owned stores and 230 franchised units in 25 states.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statement of Operations.

                                                        Three Months Ended
                                                             March 31
                                                       ---------------------

                                                        1999           1998
                                                       ------         ------
Net sales                                               100%           100%

Costs and expenses:
  Cost of sales                                         64.3           68.4
  Restaurant operating expenses                         27.8           27.4
                                                       -----          -----
Restaurant costs and expenses                           92.1           95.8
                                                       -----          -----
Restaurant operating income                              7.9            4.2
General and administrative                               6.4            4.6
Loss on sale of restaurant                               -              1.4
                                                        ----           ----
Income (loss) from operations                            1.5           (1.8)

Other expenses:
  Interest expense                                       1.2            0.9
                                                        ----           ----

Net income (loss)                                       0.3%          (2.7)%
                                                      ------          ------
                                                      ------          ------

Store data:
Number of restaurants open, beginning of period            7              8
Number of restaurants open, end of period                  7              7

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

Net sales for the quarter ended March 31, 1999 were $2,278,000, a 5.4% decrease from the comparable 1998 period net sales of $2,407,000. Net sales for the quarter ended March 31, 1998 include the operation of seven restaurants for the entire period and an eighth restaurant (Lincoln) for two and a half months. For the quarter ended March 31, 1999, net sales include the operation of seven restaurants for the entire period. The decrease in net sales is due to one less
restaurant in operation during the quarter.   Due to poor performance, the
Lincoln store was sold on March 13, 1998. First quarter same store sales for the three mature Omaha restaurants increased by 8.6% and for all restaurants first quarter same store sales increased by 2.0%. The increase in same store sales can be attributed to the Company's long-term investment in advertising and an increase in menu prices.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) decreased 11.1% to $1,464,000 (or 64.3% of net sales) for the quarter ended March 31, 1999, from $1,647,000 (or 68.4% of net sales) during the quarter ended March 31, 1998. The decrease in cost of sales is due to one less restaurant in operation during the first quarter, as discussed above. The decrease in percentage of net sales is attributed to improved food and beverage margins as a result of better pricing and a decrease in in-store "two for one" promotions.

Restaurant operating expenses were $632,000 (or 27.8% of net sales) for the quarter ended March 31, 1999, compared to $659,000 (or 27.4% of net sales) in the comparable 1998 period. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The increase as a percentage of net sales is due to the increase in advertising primarily in the Omaha area, as discussed above.

General and administrative costs as a percentage of net sales increased by 1.8% to 6.4% of net sales during the quarter ended March 31, 1999 from 4.6% of net sales in the comparable 1998 period. Due to the fixed nature of the overhead costs (management salaries, audit fees, and rent) and one less restaurant in operation over the first quarter of 1999, these costs are spread over fewer restaurants which negatively impacts the percentage of net sales.

The $35,000 recorded in the first quarter of 1998 relates to real estate agent fees paid by the Company to sell the Lincoln restaurant. The Lincoln store operations ceased on March 17, 1998.

Interest expense for the quarter ended March 31, 1999 was $28,000 compared to $21,000 for the comparable 1998 period. The increase in interest expense was due to the additional debt assumed by the Company on June 12, 1998 for consideration of the Maple Street restaurant's assets and leasehold improvements.

The Company reported net income during the first quarter of 1999 of $7,431. This compares to a net loss of $64,529 in the first quarter of 1998. This positive change is due to better food and beverage margins, as discussed above and the Company's ongoing review and analysis of underperforming restaurants.

YEAR 2000 ISSUE

     The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet its requirements. The Company's Year 2000 Project is proceeding on schedule. During fiscal 1998, the Company began by updating the computer systems at the Corporate level. The Company purchased new computers, which included new processors, additional memory, etc. for each Corporate employee. The Corporate office network was updated to operate on a Novell 4.11
platform.   In addition to the new computers and server, the Company updated their software to Windows 95. All accounting and processing software bought during 1998 is "packaged software" which the vendor has certified that it is compliant with the Year 2000. The cost of the hardware and software for the Corporate office was approximately $15,000. The plan for 1999 is to complete the Year 2000 Project and update the computers at the store level. At this time five stores out of the seven stores need to be addressed for Year 2000 compliance. Similar to the items purchased for the Corporate office, the Company is planning on buying one new computer along with Windows 98 for each restaurant. All of the "point-of-sale" software at the restaurant level is also "packaged software" which the vendor has certified that it is compliant with the Year 2000. The cost to complete the project will be approximately $20,000 to $25,000. This project is projected to be completed during the second and third quarter of 1999.

     The Company has also initiated communications with vendors and other third parties whose computer systems' functionality could impact the Company. Currently, the Company's largest vendor, Pegler Sysco, is addressing their own Year 2000 issues. As the Company is not electronically interfaced with any vendors at this time, any Year 2000 issues not resolved by the Company's vendors will not have a material impact on the Company's computer systems or the delivery of product at it's restaurants. Other third parties, such as American Express, Visanet and MAPP are also resolving the Year 2000 problem. These credit card processors understand the Year 2000 issue and with these communications the Company will facilitate coordination of the Year 2000 solutions and will determine the extent to which the Company may be vulnerable to failures of third parties to address their own Year 2000 issues.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has $130,617 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate, which was 9.75% at March 31, 1999. The Company is paying $5,000 a month in principal plus interest. This bank agreement is guaranteed by a shareholder and substantially all assets of the Company. The note matures on January 31, 2000 at which time it is expected that the agreement will be renewed, or a new agreement will be negotiated.

     The Company has borrowed $269,928 from The Schorr Family Company, Inc. due December 31, 2000 with an interest rate equal to the First National Bank of Omaha "Base Rate."

     The Company obtained a line of credit from U.S. Bank, N.A. in the amount of $395,000 at a variable interest rate, which was 7.75% at March 31, 1999. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale and substantially all assets of the Company. The Company currently has $395,000 borrowed against the line to pay off existing debt. This line of credit matures on January 30, 2000.

     The Company entered into another line of credit with U.S. Bank, N.A. in the amount of $210,000 at a variable interest rate, which was 7.75% at March 31, 1999. The Company currently has $210,000 outstanding under this agreement.
This line of credit is also guaranteed by a shareholder and substantially all assets of the Company. The line of credit matures on January 30, 2000.

     On June 12, 1998, the Company purchased the assets and leasehold improvements of another restaurant in Omaha, Nebraska. As consideration for the purchase, the Company issued 225,000 shares of its own common stock to the restaurant corporation. In addition, the Company also assumed two additional notes payable totaling $256,669 as of March 31, 1999. The Company's Maple Street location in Omaha, Nebraska was opened on June 20, 1998.

     The Company's capital requirements relate principally to the daily operation of existing restaurants. Capital expenditures during the first three months of operation of 1999 were $17,081 compared to $11,768 for the comparable period in 1998.

     Currently, the Company has agreed to sell it's liquor license in New Mexico which was purchased in anticipation of opening a new restaurant in that area. This sale, when consummated will increase working capital, and repay the related debt collateralized by this asset and other various debts listed on the balance sheet. The Company is negotiating the sale of the Rio Rancho real estate. The proceeds will also be used to repay debt. Management believes the Company has the financial resources in light of projected cash flow to maintain its current level of operations throughout 1999. There can be no assurance that the Company will be successful in its attempt to sell the assets offered for sale at a profit and maintain profitable operations to the extent necessary to meet existing debt service requirements.

                             Part II:  Other Information


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits:

      Exhibit 27 - Financial Data Schedule

b)    Reports on Form 8-K:

      On January 21, 1999 and January 29, 1999, the Company filed a Form 8-K and Form 8-K/A, respectively, both dated January 14, 1999 with the Securities and Exchange Commission reporting the dismissal of PricewaterhouseCoopers LLP as its independent accountants. This decision was based on the Company's desire to establish a relationship with the same national accounting firm as The WesterN SizzliN Corporation. The Company engaged KPMG LLP as its independent accountants as of January 14, 1999. The decision to change independent accountants was approved by the Company's Audit Committee. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.
In connection with its audits for the two most recent fiscal years and through January 14, 1999, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        Austins Steaks & Saloon, Inc.



Date:  May 7, 1999                      By:  \s\ Trisha N. Gade-Jones
       -------------------                  ------------------------------------
                                             Trisha N. Gade-Jones
                                             Its: Chief Financial Officer