Form 10QSB
period 1999-06-30
AUSTINS STEAKS & SALOON INC
filed 1999-08-16
CIK 930686

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT

              FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                             317 Kimball Avenue N.W.
                             Roanoke, Virginia 24016
                    (Address of principal executive offices)

                                 (540) 345-3195
                           (Issuer's telephone number)









Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

As of July 30, 1999, there were 6,524,502 shares of the issuer's common stock outstanding.

                         Part I: Financial Information


Item 1 - FINANCIAL STATEMENTS


                          AUSTINS STEAKS & SALOON, INC.
                           Consolidated Balance Sheets
                    as of June 30, 1999 and December 31, 1998

                                                                             June 30,
                                                                               1999                   December 31,
                                                                            (unaudited)                   1998
                                                                            -----------               ------------
ASSETS
Current assets
  Cash                                                                       $    20,940                $    44,211
  Inventories                                                                    129,810                    116,490
  Prepaid expenses & other current assets                                        389,948                    190,926
                                                                             -----------                -----------
    Total current assets                                                         540,698                    351,627
                                                                             -----------                -----------

Equipment                                                                      1,562,721                  1,664,985
Leasehold improvements                                                         2,465,126                  2,633,919
                                                                             -----------                -----------
                                                                               4,027,847                  4,298,904
Accumulated depreciation & amortization                                       (1,819,832)                (1,869,825)
                                                                             -----------                -----------
     Equipment & leasehold improvements, net                                   2,208,015                  2,429,079
                                                                             -----------                -----------
Intangibles, net                                                                 505,869                    530,916
Other assets                                                                     673,994                    782,300
                                                                             -----------                -----------
                                                                             $ 3,928,576                $ 4,093,922
                                                                             -----------                -----------
                                                                             -----------                -----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                             $   287,217                $    53,038
  Accounts payable                                                               433,427                    753,328
  Interest payable                                                                   933                      9,150
  Unredeemed gift certificates                                                    27,840                    100,095
  Current portion of long-term debt                                              963,692                     95,817
                                                                             -----------                -----------
    Total current liabilities                                                  1,713,109                  1,011,428
                                                                             -----------                -----------

Long-term debt, net of current portion                                           240,572                    982,147
Note payable to shareholder                                                      269,928                    269,928
                                                                             -----------                -----------
                                                                               2,223,609                  2,263,503
                                                                             -----------                -----------


STOCKHOLDERS' EQUITY
  Common stock ($0.01 par value; 7,500,000 shares authorized;
  2,700,406 and 2,647,927 shares issued and outstanding, respectively)            27,004                     26,479
  Additional paid-in capital                                                   5,800,770                  5,775,055
  Accumulated deficit                                                         (4,122,807)                (3,971,115)
                                                                             -----------                -----------
    Total stockholders' equity                                                 1,704,967                  1,830,419
                                                                             -----------                -----------
                                                                             $ 3,928,576                $ 4,093,922
                                                                             -----------                -----------
                                                                             -----------                -----------

          The accompanying notes are an integral part of the consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                         For the three months               For the six months
                                                             ended June 30                     ended June 30
                                                         1999             1998              1999            1998
                                                     ------------      -----------      ------------    ------------
Net sales                                             $2,268,746        $2,238,459       $4,546,606      $4,645,856

Costs and expenses:
  Cost of sales                                        1,562,687         1,530,809        3,026,992       3,177,996
  Restaurant operating expenses                          665,498           621,019        1,297,895       1,279,944
                                                      ----------        ----------       ----------      ----------
Restaurant costs and expenses                          2,228,185         2,151,828        4,324,887       4,457,940
                                                      ----------        ----------       ----------      ----------
Restaurant operating income                               40,561            86,631          221,719         187,916
                                                      ----------        ----------       ----------      ----------
General and administrative                               127,356           182,173          273,466         291,941
Restructuring expense                                     39,334                 -           39,334               -
Loss on sale of restaurant                                     -                 -                -          35,000
                                                      ----------        ----------       ----------      ----------
Loss from operations                                    (126,129)          (95,542)         (91,081)       (139,025)

Other expense:
  Interest expense                                        32,994            30,054           60,611          51,100


Net loss                                              $ (159,123)       $ (125,596)      $ (151,692)     $ (190,125)
                                                      ----------        ----------       ----------      ----------
                                                      ----------        ----------       ----------      ----------

Basic and diluted net loss per share                  $    (0.06)       $    (0.05)      $    (0.06)     $    (0.08)
                                                      ----------        ----------       ----------      ----------
                                                      ----------        ----------       ----------      ----------
Weighted average number of common
  shares outstanding                                   2,673,773         2,378,030        2,660,921       2,354,671
                                                      ----------        ----------       ----------      ----------
                                                      ----------        ----------       ----------      ----------

          The accompanying notes are an integral part of the consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
            Consolidated Statement Of Changes In Stockholders' Equity
                     for the six months ended June 30, 1999
                                   (unaudited)

                                          Common Stock               Additional
                                    ----------------------             Paid-In      (Accumulated
                                    Shares          Dollars            Capital         Deficit)           Total
                                    ------          -------          -----------    ------------        ---------
Balances, December 31, 1998           2,647,927   $  26,479         $ 5,775,055    $ (3,971,115)      $ 1,830,419

Exercise of stock options                52,479         525              25,715               -            26,240

Net loss                                      -           -                            (151,692)         (151,692)
                                      ---------   ---------         -----------    ------------       -----------

Balances, June 30, 1999               2,700,406   $  27,004         $ 5,800,770    $ (4,122,807)      $ 1,704,967
                                      ---------   ---------         -----------    ------------       -----------
                                      ---------   ---------         -----------    ------------       -----------


          The accompanying notes are an integral part of the consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements Of Cash Flows
                 for the six months ended June 30, 1999 and 1998
                                   (unaudited)

                                                                         June 30, 1999                June 30, 1998
                                                                         -------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (151,692)                 $ (190,125)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                                                282,205                     232,788
  Loss (gain) on sale of equipment and liquor licenses                         (11,683)                        167
  Loss on sale of restaurant                                                         -                      35,000
Changes in assets and liabilities:
    Inventories                                                                (13,320)                      4,115
    Prepaid expenses and other current assets                                 (187,616)                    (64,921)
    Accounts payable                                                          (319,901)                     22,954
    Interest payable                                                            (8,217)                     (6,584)
    Unredeemed gift certificates                                               (72,255)                    (36,585)
                                                                            ----------                  ----------
          Net cash used in operating activities                               (482,479)                     (3,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and restaurant                                10,390                       5,305
  Purchase of equipment and leasehold improvements                             (46,207)                    (59,084)
  Change in other assets                                                       108,306                      (1,735)
                                                                            ----------                  ----------
          Net cash provided by (used in) investing activities                   72,489                     (55,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in cash overdraft                                                   234,179                      42,387
  Payments on debt                                                             (48,700)                   (127,182)
  Proceeds from debt                                                           175,000                     143,500
  Net proceeds from options exercised                                           26,240                           -
                                                                            ----------                  ----------
          Net cash provided by financing activities                            386,719                      58,705
                                                                            ----------                  ----------

Net decrease in cash and cash equivalents                                      (23,271)                          -
Cash and cash equivalents, beginning of period                                  44,211                           -
                                                                            ----------                  ----------
Cash and cash equivalents, end of period                                    $   20,940                  $        -
                                                                            ----------                  ----------
                                                                            ----------                  ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

  Equipment and leasehold improvements acquired
    through assumption of debt and issuance of stock                        $        -                  $  442,171



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

2.       Business Combination

         Effective July 1, 1999, the shareholders of The WesterN SizzliN Corporation ("Western") approved the business combination with the Company. Western is a family-style steak, buffet, and bakery restaurant chain. The results of operations for Western for the three months and six months ended June 30, 1999 are not included in these financial statements.

3.       Closing of Restaurant

         On June 7, 1999, the Company closed its Albuquerque, New Mexico restaurant. This restaurant was closed due to its operating performance not meeting the Company's expectations.

4.       Restructuring Plan

         In the second quarter of 1999, the Company recorded provisions of $39,334 for restructuring expenses. The Company's restructuring plan relates to the approval of the business combination effective July 1, 1999 between the Company and Western. The restructuring plan committed to terminate and pay severance to certain personnel. As part of the restructuring initiative, four employees have been eliminated from the Company. A majority of the terminated personnel were employed at the Company's corporate offices. As of June 30, 1999, the $39,334 has not been paid and is included in accounts payable.

5.       Equity Transaction

         During May 1999, certain officers of the Company exercised stock options. The Company issued a total of 52,479 shares of common stock in response to the officers' decision to exercise a portion of their stock options. The proceeds in excess of the $.01 par value of common stock have been recorded as an increase to paid-in-capital.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently operates six steakhouse restaurants: Four are located in Omaha, Nebraska; and one each is located in Scottsdale, Arizona and Santa Fe, New Mexico. The Omaha restaurants were opened in January 1992, December 1992, January 1996 and June 1998; the Santa Fe restaurant was opened in April 1994; and the Scottsdale restaurant was opened in December 1995. The Albuquerque restaurant was closed in June 1999.

Effective July 1, 1999, the shareholders of Western approved a business combination with the Company. Western is a family-style steak, buffet, and bakery restaurant chain headquartered in Roanoke, Virginia. Western is operating as a wholly owned subsidiary of the Company. The corporate offices of the combined Company are now located in Roanoke, Virginia. As a result of the business combination, the combined Company currently owns and operates 26 restaurants and approximately 230 franchised units in 25 states.

The results of operations for Western for the three months and six months ended June 30, 1999, are not included in this Form 10-QSB. Combined results of the Company and Western will be reported in the Company's Form 10-QSB for the three months and nine months ending September 30, 1999.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations.

                                                       Three months ended              Six months ended
                                                             June 30                       June 30
                                                       ------------------              -----------------
                                                         1999       1998                1999       1998
                                                        ------     ------              ------     ------

Net sales                                                  100%       100%                100%       100%

Costs and expenses:
   Cost of sales                                          68.9       68.4                66.6       68.4
   Restaurant operating expenses                          29.3       27.7                28.5       27.6
                                                          ------     ------              ------     ------
Restaurant costs and expenses                             98.2       96.1                95.1       96.0
                                                          ------     ------              ------     ------
Restaurant operating income                                1.8        3.9                 4.9        4.0
                                                          ------     ------              ------     ------
General and administrative                                 5.6        8.2                 6.0        6.3
Restructuring expense                                      1.7          -                 0.9          -
Loss on sale of restaurant                                   -          -                   -        0.7
                                                          ------     ------              ------     ------
Loss from operations                                      (5.5)      (4.3)               (2.0)      (3.0)

Other expense:
   Interest expense                                        1.5        1.3                 1.3        1.1
                                                          ------     ------              ------     ------

Net loss                                                  (7.0)%     (5.6)%              (3.3)%     (4.1)%
                                                          ------     ------              ------     ------
                                                          ------     ------              ------     ------
Store data:
Number of restaurants open, beginning of period            7          7                   7          8
Number of restaurants open, end of period                  6          8                   6          8


QUARTER AND YEAR-TO-DATE ENDED JUNE 30, 1999 COMPARED TO QUARTER AND YEAR-TO-DATE ENDED JUNE 30, 1998

Net sales for the quarter ended June 30, 1999 were $2.3 million, a 1.4% increase from the second quarter 1998 revenues of $2.2 million. For the six months ended June 30, 1999, net sales decreased 2.1% to $4.5 million from net sales of $4.6 million in the comparable 1998 period. For the quarter ended June 30, 1999, net sales include the operations of six restaurants for the entire period and a seventh restaurant (Albuquerque) for two months. For the year-to-date ended June 30, 1999, net sales include the operations of six restaurants for the entire period and a seventh restaurant (Albuquerque) for five months. For the quarter ended June 30, 1998, net sales include the operations of seven restaurants for the entire period and an eighth restaurant (Maple Street restaurant in Omaha) for eleven days. For the year-to-date ended June 30, 1998, net sales include the operations of seven restaurants for the entire period, an eighth restaurant (Lincoln) for two and a half months and a ninth restaurant (Maple Street) for eleven days. Even though the Company had one less restaurant in operation during the second quarter of 1999 compared to the second quarter of 1998, the net sales during the same period increased. The increase in net sales for the quarter is primarily due to the increase in same-store sales. For the quarter, same-store sales for restaurants open for more than one year increased 1.5%. The decrease in net sales for the six months year-to-date is due to two less restaurants in operation. The 3.0% increase in same-store sales for six months was not substantial enough to offset the loss of two restaurants in operation during that same period. The increase in same-store sales for the quarter and six months year-to-date can be attributed to the Company's long-term investment in advertising.

Cost of sales (consisting primarily of food, beverage, and restaurant labor costs) increased 2.1% to $1.6 million (or 68.9% of net sales) during the second quarter of 1999, compared to $1.5 million (or 68.4% of net sales) in the 1998 second quarter. For the six month period ended June 30, 1999, cost of sales were $3.0 million (or 66.6% of net sales), a 4.8% decrease from $3.2 million in the comparable 1998 period. The increase as a percentage of net sales for the second quarter is due to two weeks severance paid to the five managers at the Albuquerque restaurant. The Albuquerque restaurant was closed on June 7, 1999 due to its operating performance not meeting the Company's expectations. The decrease in cost of sales for the six month period is due to two less restaurants in operation, as discussed above. The decrease in the percentage of net sales for year-to-date is attributed to improved food and beverage margins as a result of better pricing and a decrease in in-store "two for one" promotions.

Restaurant operating expenses were $665,000 (or 29.3% of net sales) during the second quarter of 1999, compared to $621,000 (or 27.7% of net sales) in the comparable 1998 period. During the first six months of 1999, the costs increased 1.4% to $1.30 million (or 28.5% of net sales) from $1.28 million (or 27.6% of net sales) in the first six months of 1998. Restaurant operating expenses represent primarily the costs of occupancy (including rent, depreciation, maintenance, and utilities), and various related costs. The increase as a percentage of net sales is due to the increase in advertising, as discussed above.

General and administrative costs decreased 30.1% during the second quarter of 1999 to $127,000 (or 5.6% of net sales) from $182,000 (or 8.2% of net sales)
in the comparable 1998 period. For the
six months ended June 30, 1999, these costs decreased 6.3% to $273,000 (or 6.0% of net sales) from $292,000 (or 6.3% of net sales) in the comparable 1998 period. The decrease in general and administrative costs during the second quarter is primarily due to the settlement of two lawsuits within the ordinary course of business during the second quarter of 1998. The Company also recorded a $11,000 net gain during the second quarter 1999 for two liquor licenses that are currently under contract to sell. The sale for both liquor licenses should be completed during the third quarter of 1999.

In the second quarter of 1999, the Company recorded provisions of $39,000 for restructuring expenses. The Company's restructuring plan relates to the approval of the business combination on June 28, 1999 between the Company and Western. The restructuring expense pertains primarily to the benefits that affected employees will receive upon termination.

The $35,000 recorded in 1998 relates to real estate agent fees paid by the Company to sell the Lincoln restaurant. The Lincoln store operations ceased on March 17, 1998.

Interest expense approximated $33,000 during the second quarter of 1999 compared to $30,000 in the comparable 1998 period. Year-to-date 1999 interest expense was $61,000 compared to $51,000 in the same six month period of 1998. The increase in interest expense was due to the additional debt assumed by the Company in June 1998 for consideration of the Maple Street restaurant's assets and leasehold improvements.

The Company incurred a net loss during the 1999 second quarter of $159,000, and a net loss for the first six months of 1999 of $152,000. This compares to a net loss of $126,000 in the second quarter of 1998, and $190,000 for the first six month period of 1998. The increase in net loss for the second quarter is primarily due to the non-reoccurring restructuring provision. The decrease in net loss for the six month period is due to better food and beverage margins, as describe above.

BUSINESS COMBINATION WITH THE WesterN SizzliN CORPORATION

Effective July 1, 1999, the shareholders of Western approved a business combination with the Company. Immediately prior to that date, the 2,700,406 shares of the Company's common stock were reverse split, 1 for 3.135 with the result that the Company's outstanding stock was reduced to 861,374 shares. As a result of the business combination, the former Western shareholders were entitled to a total of 11,219,250 or 93% of the Company shares. Western is operating as a wholly owned subsidiary of the Company. The corporate offices of the combined Company are now located in Roanoke, Virginia.

SETTLEMENT OF WACHTEL LITIGATION

On August 12, 1999, the Board of Directors of the combined Company approved a settlement agreement with David K. Wachtel, Jr. with respect to long standing litigation initiated in February, 1995, following Mr. Wachtel's termination as president of Western. Under the terms of the settlement agreement, the combined Company will pay Mr. Wachtel $1 million in settlement of all claims that he had in the litigation and Mr. Wachtel will give a complete release of all of those claims. Additionally, Mr. Wachtel will withdraw his notice to dissent from the business combination between the Company and Western with respect to the 684,000 Western shares owned by him. Those shares will then be converted to 1,368,000 shares of the Company's common stock which will be acquired from Mr. Wachtel by the combined Company and certain former Western shareholders at a price of $2.50 per share. The combined Company is currently evaluating financing alternatives available to fund the settlement and any shares not purchased by former shareholders. The settlement is expected to be closed no later than September 10, 1999.

YEAR 2000 ISSUE

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet its requirements. The Company's Year 2000 Project is proceeding on schedule. During fiscal 1998, the Company began by updating the computer systems at the Corporate level. The Company purchased new computers, which included new processors, additional memory, etc. for each Corporate employee. The Corporate office network was updated to operate on a Novell
4.11 platform. In addition to the new computers and server, the Company updated their software to Windows 95. All accounting and processing software bought during 1998 is "packaged software" which the vendor has certified that it is compliant with the Year 2000. The cost of the hardware and software for the Corporate office was approximately $15,000. The plan for 1999 is to complete the Year 2000 Project and update the computers at the store level. At this time three out of the six restaurants are year 2000 compliant, the other three restaurants are waiting to have their year 2000 compliant software and hardware installed. All of the hardware has been purchased. The software has been ordered and the Company is anticipating shipment of the software within one month. Similar to the items purchased for the Corporate office, the Company bought one new computer along with Windows 98 for each restaurant. All of the "point-of-sale" software at the restaurant level is also "packaged software" which the vendor has certified that it is compliant with the Year 2000. The cost to purchase the remaining software will be approximately $11,000. This project is projected to be completed during the third quarter of 1999.

The Company has also initiated communications with vendors and other third parties whose computer systems' functionality could impact the Company. Currently, the Company's largest vendor, Pegler Sysco, is addressing their own Year 2000 issues. As the Company is not electronically interfaced with any vendors at this time, any Year 2000 issues not resolved by the Company's vendors will not have a material impact on the Company's computer systems or the delivery of product at it's restaurants. Other third parties, such as American Express, Visanet and MAPP do not foresee any Year 2000 problems.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $111,000 borrowed under an agreement with First National Bank of Omaha, at a variable interest rate which was 9.75% at June 30, 1999. The Company is paying $5,000 a month in principal plus interest. This bank agreement is guaranteed by a shareholder and substantially all assets of the Company. The note matures on January 31, 2000.

The Company obtained a line of credit from U.S. Bank, N.A., in the amount of $395,000 at a variable interest rate which was of 7.7% at June 30, 1999. The line of credit is guaranteed by a stockholder and is collateralized by the Rio Rancho land held for sale and substantially all assets of the Company. The Company currently has $395,000 borrowed against the line to pay off existing debt. This line of credit matures on January 23, 2000.

The Company currently has borrowed $269,928 from The Schorr Family Company, Inc. due December 31, 2000 with an interest rate equal to the First National Bank of Omaha "Base Rate".

The Company entered into another line of credit with U.S. Bank, N.A. in the amount of $210,000 at a variable interest rate which was 7.75% at June 30, 1999. Currently, the Company has $210,000 outstanding under this agreement. This line of credit is also guaranteed by a shareholder and substantially all assets of the Company. The line of credit matures on January 30, 2000.

During the second quarter of 1999, the Company entered into an agreement with U.S. Bank, N.A. in the amount of $175,000 at the bank's prime rate. The Company has $175,000 borrowed against this loan. The principal is due November 3, 1999 and is guaranteed by a shareholder.

Subsequent to the merger, the combined Company intends to continue its existing banking relationships and renegotiate new loan agreements where appropriate.

On June 12, 1998, the Company purchased the assets and leasehold improvements of another restaurant in Omaha, Nebraska. As consideration for the purchase, the Company issued 225,000 shares of its own common stock to the restaurant corporation. In addition, the Company also assumed two additional notes payable totaling $252,000 as of June 30, 1999. The Company's Maple location in Omaha, Nebraska was opened on June 20, 1998.

The Company's capital requirements relate principally to the operation of existing restaurants. Capital expenditures for the first six months of 1999 were $46,000 compared to $59,000 for the comparable period in 1998.

Currently, the Company has signed purchase agreements for two liquor licenses in New Mexico. These sales, when consummated, will increase working capital and repay the various debt listed on the balance sheet. The sale for both liquor licenses is expected to be completed during the third quarter of 1999. The Company is negotiating the sale of the Rio Rancho real estate. The proceeds will also be used to repay debt. Management believes the Company has the financial resources in light of projected cash flow to maintain its current level of operations throughout 1999. There can be no assurance that the Company will be successful in its attempt to sell the assets offered for sale at a profit and maintain profitable operations to the extent necessary to meet existing debt service requirements.

                           Part II: Other Information


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K


a)       Exhibits:
         Exhibit 27 - Financial Data Schedule

b)       Reports on Form 8-K:
         No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              Austins Steaks & Saloon, Inc.



Date:   August 11, 1999                       By:  /s/ Robert N. Collis, II
       ------------------------------             -----------------------------
                                                  Robert N. Collis, II
                                                  Chief Financial Officer