Form 10QSB
period 1999-09-30
AUSTINS STEAKS & SALOON INC
filed 1999-11-15
CIK 930686

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

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

                            317 Kimball Avenue, N.E.
                             Roanoke, Virginia 24016
                    (Address of principal executive offices)

                                 (540) 345-3195
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No
                                                                  ---    ---

As of October 29, 1999, there were 12,103,824 shares of the issuer's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AUSTINS STEAKS & SALOON, INC.
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                                                          SEPTEMBER 30,
                                                                                              1999              DECEMBER 31,
                                                                                          (UNAUDITED)               1998
                                       ASSETS
Current assets:
    Cash and cash equivalents                                                             $   276,315          $   643,536
    Trade accounts receivable, net of allowance for doubtful accounts of
       $217,939 in 1999 and $251,397 in 1998                                                  891,932              870,552
    Current installments of notes receivable                                                  116,433              115,699
    Other receivables                                                                         335,201               76,205
    Inventories                                                                               344,231              298,617
    Prepaid expenses                                                                          366,433              201,982
    Deferred income taxes                                                                     170,737              121,883
                                                                                          -----------          -----------
                   Total current assets                                                     2,501,282            2,328,474

Notes receivable, less allowance for doubtful accounts of $158,319 in 1999
    and $123,414 in 1998, excluding current installments                                      139,746              172,697
Property and equipment, net                                                                 9,241,742            7,440,426
Franchise royalty contracts, net of accumulated amortization of $3,624,198
    in 1999 and $3,151,477 in 1998)                                                         5,830,233            6,302,954
Goodwill, net of accumulated amortization of $1,534,518 in 1999 and
    $1,179,686 in 1998                                                                      6,747,387            4,718,743
Financing and organization costs, net of accumulated amortization of
    $26,827 in 1999 and $12,145 in 1998                                                       163,476              178,158
Other assets, net                                                                           1,310,780              152,392
                                                                                          -----------          -----------
                                                                                          $25,934,646          $21,293,844
                                                                                          ===========          ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Credit line note payable to bank                                                      $   473,461          $   410,868
    Current installments of long-term debt                                                  3,522,083            1,589,928
    Current installments of obligations under capital leases                                   35,823               46,956
    Accounts payable                                                                        1,844,481            2,186,236
    Accrued expenses and other                                                              1,106,373              878,805
                                                                                          -----------          -----------
                   Total current liabilities                                                6,982,221            5,112,793

Long-term debt, excluding current installments                                              5,499,433            5,915,892
Obligations under capital leases, excluding current installments                               47,444               81,599
Deferred income taxes                                                                         257,588              378,494
                                                                                          -----------          -----------
                   Total liabilities                                                       12,786,686           11,488,778
                                                                                          -----------          -----------
Stockholders' equity (note 2):
    Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none
       issued and outstanding                                                                      --                   --
    Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share).  Authorized 875,000 shares; issued and
       outstanding 874,375 shares in 1998                                                          --              874,375
    Common stock; $.01 par value.  Authorized 20,000,000 shares; issued and
       outstanding 8,678,000 shares in 1998 and 12,103,824 shares in 1999                     121,038               86,780
    Additional paid-in capital                                                              8,652,644            4,652,181
    Retained earnings                                                                       4,374,278            4,191,730
                                                                                          -----------          -----------
                   Total stockholders' equity                                              13,147,960            9,805,066
                                                                                          -----------          -----------
Commitments and contingencies
                                                                                          $25,934,646          $21,293,844
                                                                                          ===========          ===========

          See accompanying notes to consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                                         THREE MONTHS                           NINE MONTHS
                                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                                    1999               1998               1999               1998
Revenues:
Company-operated stores                                         $ 10,246,135      $  7,685,743      $ 27,037,876      $ 22,609,918
Franchise operations                                               1,461,618         1,566,377         4,391,805         4,747,535
Other                                                                137,084           143,579           398,250           403,426
                                                                ------------      ------------      ------------      ------------
                   Total revenues                                 11,844,837         9,395,699        31,827,931        27,760,879
                                                                ------------      ------------      ------------      ------------
Costs and expenses:
    Cost of company-operated stores                                7,340,054         5,448,322        18,825,151        15,536,182
    Cost of franchise operations                                   1,021,514         1,011,420         2,807,421         2,890,526
    Other cost of operations                                         101,721           109,674           299,845           307,856
    Restaurant operating expenses                                  1,675,575         1,303,739         4,325,289         3,675,038
    General and administrative                                     1,302,720           932,278         3,350,330         2,729,268
                   Total costs and expenses                       11,441,584         8,805,433        29,608,036        25,138,870
                                                                ------------      ------------      ------------      ------------
                   Income from operations                            403,253           590,266         2,219,895         2,622,009
                                                                ------------      ------------      ------------      ------------
Other income (expense):
    Interest expense                                                (184,791)         (153,212)         (571,838)         (600,358)
    Interest income                                                   28,225            23,370            39,994            32,877
    Other                                                           (227,350)         (116,895)       (1,407,903)         (117,141)
                                                                ------------      ------------      ------------      ------------
                                                                    (383,916)         (246,737)       (1,939,747)         (684,622)
                   Income before income tax                     ------------      ------------      ------------      ------------
                     expense and extraordinary item                   19,337           343,529           280,148         1,937,387

Income tax expense                                                     6,300           146,350            97,600           756,151
                                                                ------------      ------------      ------------      ------------
                   Income before extraordinary item                   13,037           197,179           182,548         1,181,236

Extraordinary loss on debt extinguishment (net of
    income tax benefit of $31,869)                                        --                --                --            51,451
                                                                ------------      ------------      ------------      ------------
                   Net income                                   $     13,037      $    197,179      $    182,548      $  1,129,785
                                                                ============      ============      ============      ============
Earnings per share:
    Income before extraordinary item:
       Basic                                                              --               .02               .02               .13
       Diluted                                                            --               .02               .02               .13

    Extraordinary item:
       Basic                                                              --                --                --              (.01)
       Diluted                                                            --                --                --              (.01)

    Net income:
       Basic                                                              --               .02               .02               .12
       Diluted                                                            --               .02               .02               .12


          See accompanying notes to consolidated financial statements.

                        AUSTINS STEAKS & SALOON, INC.
          Consolidated Statement of Changes in Stockholders' Equity
                    Nine Months Ended September 30, 1999
                                 (Unaudited)

                                             CONVERTIBLE PREFERRED
                                                 STOCK, SERIES B                        COMMON STOCK
                                                    SHARES                DOLLARS          SHARES           DOLLARS
Balances, December 31, 1998                         874,375           $    874,375        4,339,000     $  4,339,000

Restated for reverse merger acquisition                  --                     --        4,339,000       (4,252,220)
                                                   ---------           -----------       ----------     ------------
Balances, December 31, 1998, as restated            874,375                874,375        8,678,000           86,780

Conversion of preferred stock in reverse
    merger acquisition                             (874,375)              (874,375)       1,748,750           17,488

Conversion of warrants in reverse merger
    acquisition                                          --                     --          742,500            7,425
Common stock issued in reverse merger
    acquisition                                          --                     --          861,374            8,613
Proceeds from exercise of common stock
    options                                              --                     --          155,000            1,550
Proceeds from issuance of common stock
    in private placement                                 --                     --        1,286,200           12,862
Repurchase of common stock                               --                     --       (1,368,000)         (13,680)
Net income                                               --                     --               --               --
                                                   ---------           -----------       ----------     ------------
Balance, September 30, 1999                              --            $        --       12,103,824     $    121,038
                                                   =========           ===========       ==========     ============


                                                   ADDITIONAL
                                                     PAID-IN         RETAINED
                                                    CAPITAL          EARNINGS         TOTAL
Balances, December 31, 1998                       $    399,961     $  4,191,730    $  9,805,066

Restated for reverse merger acquisition              4,252,220               --              --
                                                  ------------     ------------    ------------
Balances, December 31, 1998, as restated             4,652,181        4,191,730       9,805,066

Conversion of preferred stock in reverse
    merger acquisition                                 856,887               --              --
Conversion of warrants in reverse merger
    acquisition                                         (7,425)              --              --
Common stock issued in reverse merger
    acquisition                                      3,419,655               --       3,428,268
Proceeds from exercise of common stock
    options                                            230,950               --         232,500
Proceeds from issuance of common stock
    in private placement                             2,906,716               --       2,919,578
Repurchase of common stock                          (3,406,320)              --      (3,420,000)
Net income                                                  --          182,548         182,548
                                                  ------------     ------------    ------------
Balance, September 30, 1999                       $  8,652,644     $  4,374,278    $ 13,147,960
                                                  ============     ============    ============

          See accompanying notes to consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                                     1999                 1998
                                                                                 -------------        ------------
Cash flows from operating activities:
    Net income                                                                   $   182,548           $ 1,129,785
    Adjustments to reconcile net income to net cash provided by operating activities:
          Extraordinary loss on debt extinguishment                                       --                51,451
          Depreciation and amortization of property and equipment                    848,008               552,462
          Amortization of discount on debt                                                --                27,276
          Amortization of franchise royalty contracts,  goodwill,
            financing and organization costs and other assets                        903,823               974,841
          Provision for bad debts                                                     77,603               110,216
          Provision for deferred taxes                                              (169,760)             (181,897)
          Gain on sale/disposal of property and equipment                            (96,808)                   --
          (Increase) decrease in:
            Trade accounts receivable                                                  9,824                 5,046
            Notes receivable                                                          23,560                41,560
            Lease receivable                                                              --                 8,579
            Other receivables                                                       (258,996)              (72,807)
            Inventories                                                               84,197                 6,702
            Prepaid expenses                                                         (86,813)              (97,908)
            Other assets                                                             (22,267)              161,531
          Increase (decrease) in:
            Accounts payable                                                         904,048               615,499
            Accrued expenses                                                         205,828              (136,141)
                                                                                 -------------        ------------
                   Net cash provided by operating activities                       2,604,795             3,196,195
                                                                                 -------------        ------------
Cash flows from investing activities:
    Acquisition, net of cash received                                               (570,813)                   --
    Additions to property and equipment                                           (1,873,347)           (2,551,999)
    Proceeds from sale of property and equipment                                      70,585                    --
                                                                                 -------------        ------------
                   Net cash used in investing activities                          (2,373,575)           (2,551,999)
                                                                                 -------------        ------------
Cash flows from financing activities:
    Net increase (decrease) in credit line note payable                               62,593              (336,820)
    Proceeds from long-term debt                                                   1,700,000             6,200,000
    Payments on long-term debt and capital leases                                 (2,093,112)           (5,271,783)
    Financing costs                                                                     -                 (190,303)
    Proceeds from exercise of common stock options                                   232,500                    --
    Proceeds from issuance of common stock in private placement                    2,919,578                    --
    Repurchase of common stock                                                    (3,420,000)           (1,115,000)
                                                                                 -------------        ------------
                   Net cash used in financing activities                            (598,441)             (713,906)
                                                                                 -------------        ------------
                   Net increase (decrease) in cash and cash equivalents             (367,221)              (69,710)
Cash and cash equivalents at beginning of period                                     643,536               718,246
                                                                                 -------------        ------------
Cash and cash equivalents at end of period                                       $   276,315           $   648,536
                                                                                 =============        ============

          See accompanying notes to consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

                                   (Unaudited)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


(2)    BUSINESS COMBINATION

       Effective July 1, 1999, Austins Steaks & Saloon, Inc. ("Austins"), a Delaware corporation, merged with The WesterN SizzliN Corporation ("WesterN SizzliN"), a Tennessee corporation, located in Roanoke, Virginia. The assets and business of WesterN SizzliN are now owned by a wholly-owned subsidiary of Austins, The WesterN SizzliN Corporation, a Delaware corporation. As a result of the merger, Austins' six moderately priced, casual dining, full service restaurants located in Arizona, Nebraska and New Mexico have been combined with WesterN SizzliN, which operates and franchises a total of 239 restaurants in 23 states, including 20 company-owned and 219 franchised restaurants.

       Effective June 30, 1999, each of the outstanding 2,700,406 shares of common stock were split 1 for 3.135, leaving a total of 861,374 Austins shares outstanding prior to the merger. Upon completion of the merger, the Austins shareholders own approximately 7 percent of the outstanding equity and the WesterN SizzliN shareholders own approximately 93 percent of the outstanding equity of the combined Company.

       Pursuant to the merger, each share of WesterN SizzliN common and Series B convertible preferred stock (4,339,000 and 874,375 shares, respectively) were converted into two shares of Austin's common stock. Also effective with the merger, each WesterN SizzliN common stock warrant (371,250 warrants) was converted into two shares of Austin's common stock.

       The business combination has been accounted for as a reverse acquisition using the purchase method of accounting. In the acquisition, the shareholders of the acquired company, WesterN SizzliN, received the majority of the voting interests in the surviving consolidated company. Therefore, WesterN SizzliN was deemed to be the acquiring company for financial reporting purposes and accordingly, all of the assets and liabilities of Austins have been recorded at fair value and the operations of Austins have been reflected in the operations of the combined company from July 1, 1999, the date of acquisition.

       The purchase price of the business combination was determined based on the market price of Austins' securities over a reasonable period of time before and after the two companies reached an agreement on the purchase price and the proposed transaction was announced. On February 23, 1999, Austins and WesterN SizzliN signed a letter of intent agreeing on the purchase price and announced the proposed transaction. The average closing market price for the five business day period beginning February 19, 1999 and ending February 25, 1999 for Austins was $1.2695. Applying this price per share to the Austins' presplit common shares issued, and including the estimated direct costs incurred as a result of the acquisition of $570,813, resulted in a deemed purchase price of $3,999,081. The aggregate purchase price of the acquisition was allocated based upon management's best estimate of the fair values of identifiable assets and liabilities of Austins at the date of acquisition as follows:

Current assets                           $   214,879
Property and equipment, net                2,178,226
Other assets                                 630,694
Favorable lease rights                       661,121
Goodwill                                   2,383,476
Trademarks                                    76,283
Long-term debt                            (1,204,264)
Current liabilities                         (671,406)
Note payable to shareholder                 (269,928)
                                         ------------
                          Total          $ 3,999,081
                                         ============

      Goodwill resulting from the acquisition is being amortized on a straight-line basis over 15 years.

(3)    LEGAL SETTLEMENT AND PRIVATE PLACEMENT OF COMMON STOCK

       On September 10, 1999, the Company completed its settlement agreement with David K. Wachtel, Jr. with respect to long-standing litigation initiated in February 1995. Under the terms of the settlement agreement, Austins paid Mr. Wachtel $1,000,000 in settlement of all claims he had in the litigation. Additionally, Mr. Wachtel withdrew his notice to dissent from the merger between Austins and the WesterN SizzliN with respect to the 684,000 WesterN SizzliN shares (premerger) owned by him, and Austins repurchased these shares for the sum of $3,420,000.

       In order to obtain the funds with which to pay Mr. Wachtel under the settlement agreement, the Company conducted a private placement of its common stock at prices ranging from $2.25 to $2.50 per share to qualified shareholders, principally former WesterN SizzliN stockholders. On the closing date of September 10, 1999, the Company had received approximately $2.9 million of proceeds which it used, along with approximately $1.5 million of bank and other financing to complete the settlement with Mr. Wachtel.

       As a part of the private placement, Austins issued 1,286,200 shares of its common stock to the qualified investors-purchasers. The holders of a majority of the stock ultimately acquired in the private placement have the right, for the one-year period commencing March 15, 2000, to request Austins to file a registration statement with the Securities and Exchange Commission to permit the resale of the stock. The registration must remain effective for 45 days and Austins must cover the costs of the registration. If any investor may resell all of his or her shares in a single three-month period utilizing Rule 144, then the registration rights will not apply to that investor.


(4)    EARNINGS PER SHARE

       Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the three and nine months ended September 30, 1998 because these effects are anti-dilutive. Convertible preferred stock and common stock warrants are not included in computing diluted earnings per share, prior to their conversion in connection with the reverse merger acquisition, since the conditions for their issuance, such as an initial public offering or registration of the Company's common stock, had not taken place.

       The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

                                                                                                        WEIGHTED
                                                                INCOME               AVERAGE            EARNINGS
                                                                (LOSS)                SHARES           PER SHARE
                                                              (NUMERATOR)          (DENOMINATOR)         AMOUNT
                                                              -----------          -------------       ----------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Net income - basic                                            $    13,037             8,955,022          $   .00
                                                                                                       ==========
Effect of dilutive stock options                                       --               114,539
                                                              -----------          -------------
Net income - diluted                                          $    13,037             9,069,561          $   .00
                                                              ===========          =============       ==========
THREE MONTHS ENDED SEPTEMBER 30, 1998
Income before extraordinary item - basic and diluted          $   197,179             9,457,109          $   .02
Extraordinary item - basic and diluted                                 --                    --               --
                                                              -----------          -------------       ----------
Net income                                                        197,179             9,457,109          $   .02
                                                              ===========          =============       ==========
NINE MONTHS ENDED SEPTEMBER 30, 1999
Net income - basic                                            $   182,548          $  8,772,491          $   .02
Effect of dilutive stock options                                                         38,599               --
                                                              -----------          -------------       ----------
Net income - diluted                                          $   182,548             8,811,090          $   .02
                                                              ===========          =============       ==========
NINE MONTHS ENDED SEPTEMBER 30, 1998
Income before extraordinary item - basic and diluted          $ 1,181,236             9,303,899              .13
Extraordinary item - basic and diluted                            (51,451)            9,303,899             (.01)
                                                              -----------          -------------       ----------
Net income - basic and diluted                                $ 1,129,785             9,303,899          $   .12
                                                              ===========          =============       ==========

(5)    REPORTABLE SEGMENTS

       Effective January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way the Company reports information about operating segments in its financial statements.

       The Company has defined two reportable segments: Company-operated restaurants and franchising. The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of "WesterN SizzliN Steakhouse," "Great American Steak & Buffet," "WesterN SizzliN Wood Grill" and "Austins Steaks & Saloon." The franchising segment consists of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

       Generally, the Company evaluates performance and allocates resources based on income (loss) from operations before income taxes and eliminations. Administrative and capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage. The Company accounts for intercompany sales and transfers as if the sales or transfers were with third parties and eliminates the related profit in consolidation.

       Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through September 30, 1999, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more of the Company's consolidated revenues.

       The following table summarizes reportable segment information:

                                                                        THREE MONTHS                      NINE MONTHS
                                                                      ENDED SEPTEMBER                 ENDED SEPTEMBER 30,
                                                               ----------------------------        -------------------------
                                                                   1999             1998              1999           1998
                                                               ------------       ---------        ----------     ----------
Revenues from reportable segments:
    Restaurants                                                $ 10,246,135       7,685,743        27,037,876     22,609,918
    Franchising and other                                         1,598,702       1,709,956         4,790,055      5,150,961
                                                               ------------       ---------        ----------     ----------
                       Total revenues                          $ 11,844,837       9,395,699        31,827,931     27,760,879
                                                               ============       =========        ==========     ==========
Depreciation and amortization:
    Restaurants                                                     447,545         286,102         1,153,001        824,009
    Franchising and other                                           199,610         240,355           598,830        730,570
                                                               ------------       ---------        ----------     ----------
                       Total depreciation and
                       amortization                            $    647,155         526,457         1,751,831      1,554,579
                                                               ============       =========        ==========     ==========
Interest expense:
    Restaurants                                                     172,344         145,065           495,006        497,598
    Franchising and other                                            12,447           8,147            76,832        102,760
                                                               ------------       ---------        ----------     ----------
                       Total interest expense                  $    184,791         153,212           571,838        600,358
                                                               ============       =========        ==========     ==========
Interest
income:
    Restaurants                                                      11,876          17,360            21,183         20,320
    Franchising and other                                            16,349           6,010            18,811         12,559
                                                               ------------       ---------        ----------     ----------
                       Total interest income                   $     28,225          23,370            39,994         32,877
                                                               ============       =========        ==========     ==========
Income (loss) before income taxes and extraordinary item:
       Restaurants                                                 (225,749)         78,585           136,289        692,962
       Franchising and other                                        245,086         264,944           143,859      1,244,425
                                                               ------------       ---------        ----------     ----------
                       Total income before income taxes
                          and extraordinary item               $     19,337         343,529           280,148      1,937,387
                                                               ============       =========        ==========     ==========

                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   1999                               1998
                                                               ------------                      --------------
Gross fixed assets:
    Restaurants                                                  12,927,921                         6,940,445
    Franchising and other                                         1,407,537                         1,581,782
                                                               ------------                      --------------
                        Total gross fixed assets               $ 14,335,458                         8,522,227
                                                               ============                      ==============
Expenditures for fixed assets (including acquisition):
    Restaurants                                                   4,648,829                         2,509,875
    Franchising and other                                           133,658                            42,124
                                                               ------------                      --------------
                        Total expenditures for fixed assets    $  4,782,487                         2,551,999
                                                               ============                      ==============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Austins Steaks & Saloon, Inc. (the Company) underwent a reverse merger acquisition, effective July 1, 1999, with the WesterN SizzliN Corporation (WSC). A further description of the transaction is provided in note 2 to the consolidated financial statements included in this quarterly report.

The Company currently operates and franchises a total of 241 restaurants located in 23 states, including 26 company-owned and 215 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-QSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: the ability of the Company or its franchises to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; factors associated with Year 2000 evaluation and modification efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

RESULTS OF OPERATIONS

Net income for the three and nine-month periods ended September 30, 1999 was $13,037 and $182,548, respectively, as compared to $197,179 and $1,129,785 for the same 1998 periods. The results for the nine months ended September 30, 1999 have been affected by a $1,000,000 charge related to the settlement of litigation with the former president of WSC. The results for the three months ended September 30, 1999 have been effected by various expenses, totaling approximately $200,000, associated with the merger and closing of corporate offices in Knoxville, Tennessee and Lincoln, Nebraska.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented.

                                                                   THREE MONTHS                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                             -----------------------         -----------------------
                                                               1999            1998            1999            1998
                                                             -------         -------         -------         -------
INCOME STATEMENT DATA
Revenues:
    Company-operated stores                                    86.5%           81.8%           85.0%           81.4%
    Franchise royalties and fees                               12.3            16.7            13.8            17.1
    Other sales                                                 1.2             1.5             1.2             1.5
                                                             -------         -------         -------         -------
                   Total revenues                             100.0           100.0           100.0           100.0

Costs and expenses:
    Cost of company-operated stores                            62.0            58.0            59.1            56.0
    Cost of franchise operations                                8.6            10.8             8.8            10.4
    Other cost of operations                                    0.9             1.2             0.9             1.1
    Restaurant operating expenses                              14.1            13.9            13.6            13.2
    General and administrative                                 11.0             9.9            10.5             9.8
                                                             -------         -------         -------         -------
                   Income from operations                       3.4             6.2             7.0             9.5

Other income (expense)                                         (3.2)           (2.6)           (6.1)           (2.5)

                   Income before income tax expense
                     and extraordinary item                     0.2             3.6             0.9             7.0

Income tax expense                                              0.1             1.5             0.3             2.7
                                                             -------         -------         -------         -------
                   Income before extraordinary
                     item                                       0.1             2.1             0.6             4.3

Extraordinary loss on debt extinguishment,
    net of tax                                                  -               -               -               0.2
                                                             -------         -------         -------         -------
                   Net income                                   0.1%            2.1%            0.6%            4.1%
                                                             =======         =======         =======         =======

RESTAURANT DATA

Number of company-operated stores, beginning
    of period                                                  26              17              20              17
Number of company-operated stores, end of
    period                                                     26              18              26              18
Number of franchised restaurants, beginning of
    period                                                    219             229             225             229
Number of franchised restaurants, end of period               215             228             215             228

QUARTER AND YEAR-TO-DATE ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER AND YEAR-TO-DATE ENDED SEPTEMBER 30, 1998

Total revenues increased 26 percent to $11.8 million for the three-months ended September 30, 1999 as compared to $9.4 million for the comparable three-month period ended September 30, 1998. Total revenues for the nine-month period ended September 30, 1999 increased 15 percent to $31.8 million from $27.8 million for the nine months ended September 30, 1998. The three-month increase is attributable to an increase in company-operated stores revenues from $7.7 million for the 1998 three-month period to $10.2 million for the 1999 three-month period offset by decreases in franchise operations revenue from $1.6 million in 1998 to $1.5 million for the comparable 1999 period and a decrease in other revenue from $144 thousand in 1998 to $137 thousand in 1999. The nine-month periods ended September 30, 1999 and 1998 showed similar trends with revenues from company-operated stores increasing to $27.0 million in 1998 from $22.6 million in 1998 with a decrease in franchise operations revenue from $4.7 million in 1998 to $4.4 million in 1999 and a decrease in other revenue from $403 thousand for 1998 to $398 thousand in 1999.

The increase in company-operated stores revenue for the three-month period ended September 30, 1999 over September 30, 1998 is attributable to an increase in the number of company-operated stores from 18 for 1998 to 26 in 1999. This increase is primarily attributable to the reverse merger acquisition which was effective July 1, 1999. The increase in company-operated stores revenue for the nine-month period ended September 30, 1999 over September 30, 1998 is a combination of the increase in stores previously referred to above and an increase in comparable store sales in 1999 over 1998. The decrease in franchise operations revenue for both the three and nine-month periods ended September 30, 1999 over September 30, 1998 is a combination of two factors, including a slight decline in franchise store sales on a comparable store basis as well as the closing and temporary shutdowns of certain franchise stores during 1999 resulting in a decrease in the total number of units operating in the system. The Company's systemwide revenues are comparable to industry trends. Other revenue consists of seasoning and marinade sales to franchises and the overall decreases are consistent with decreases in the number of franchised units within the system.

COSTS AND EXPENSES

Total costs and expenses increased from $8.8 million for the three months ended September 30, 1998 to $11.4 million for the three months ended September 30, 1999. Total costs and expenses increased from $25.1 million for the nine months ended September 30, 1998 to $29.6 million for the nine months ended September 30, 1999.

The increases in costs of company-operated stores and restaurant operating expenses are attributable to a variety of factors including an increase in the number of company stores and the corresponding sales increases. Additionally, the Company has made investments in recruiting additional personnel to staff these operations and provide trained replacements in the pipeline to respond to the tight labor market within the industry. The costs of franchise operations show a slight increase for the quarter-to-date as compared to 1998 while the year-to-date amounts show a slight decrease from $2.9 million in 1998 to $2.8 million in 1999. The increase in the quarter-to-date amounts represent expenses for increased franchise marketing efforts. The Company hired a director of franchise sales, a new position, in late June of 1999 and is actively stepping up its efforts to increase the number of units in the franchise system. The decrease in the year-to-date amounts represent the completion of amortization during 1998 of organization and transaction costs associated with the initial formation of WSC in 1993.

Other cost of operations represent the cost of seasoning and marinade sales and the reductions in cost are consistent with the reductions in actual sales. General and administrative increased from $932 thousand for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. General and administrative increased from $2.7 million for the nine months ended September 30, 1998 to $3.4 million for the nine months ended September 30, 1999. The Company continues to make investments aimed at building the infrastructure to support continued growth and expansion. The addition of various personnel to the corporate staff, including a chief operating officer, upgrading technology, as well as general expenses of the corporation account for the increased levels of spending.

OTHER INCOME (EXPENSE)

The largest single item affecting other income and expense is the settlement of long-standing litigation with WSC's former president. The settlement, including $1,000,000 related to the lawsuit, is more fully discussed in note 3 to the consolidated financial statements and is included in other expense. Additionally, the Company has closed corporate offices in Knoxville, Tennessee and Lincoln, Nebraska and combined these operations in the corporate headquarters in Roanoke, Virginia. These closings took place in the quarter ending September 30, 1999 and increased expenses approximate $200,000 for the quarter. The Company expects to generate future cost savings from the combination of these offices.

The increase in interest expense for the three-month period ended September 30, 1999 as compared to September 30, 1998 is attributable to debt assumed in the reverse merger acquisition effective July 1, 1999 and to debt incurred to finance part of the lawsuit settlement and repurchase of stock held by the former president of WSC. The decrease in interest expense for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is attributable to the refinancing of certain debt in March 1998 as well as normal principal curtailments resulting in decreased balances outstanding on comparable 1999 and 1998 borrowings. Interest income fluctuates according to the levels of available and investable cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income tax expense is directly affected by the levels of pretax income. The Company's effective tax rate was 35 percent in 1999 as compared to 40.5 percent on annualized basis for 1998.

LIQUIDITY AND CAPITAL RESOURCES

As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of the Company's line of credit and long-term debt provided by various lenders.

During the nine months ended September 30, 1999 and 1998, the Company had net cash provided by operating activities of $2,604,795 and $3,196,195, respectively. Cash flows from operations were the primary source of capital expenditures and debt repayments during the period. In addition, the Company was able to obtain approximately $4,852,000 through the private placement of stock, exercise of stock options, and additional lender financing. The Company used this cash to fund the settlement with WSC's former president and the repurchase of his stock for a total of $4,420,000. The remainder of this cash was used for general corporate purposes. Management is actively reviewing available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, no final agreements have been reached on these matters.

YEAR 2000 ISSUE

We utilize management information systems and software technology that may be affected by Year 2000 issues throughout their operation. During fiscal 1998, we began to implement plans to ensure those systems continue to perform as expected and according to requirements. Our Year 2000 Project is proceeding on schedule. During fiscal 1998, we began by updating the computer systems at the Corporate level. The Corporate office network was updated at the beginning of 1998. In addition to the new computers and server, we updated their software to Windows
95. All accounting and processing software bought during 1998 and 1999 is "packaged software" which is certified compliant. The cost of the hardware and software for the

Corporate office was approximately $15,000. During 1999, the Company will complete the Year 2000 Project and update the computers at the store level. All stores will be converted by December 1999. All hardware and software has been purchased for these upgrades and the total cost for these upgrades was less than $15,000. All of the "point-of-sale" software at the restaurant level is also "packaged software" which is certified compliant.

We have also initiated communications with vendors and other third parties whose computer systems' functionality could impact our operations. Currently, major vendors have responded with favorable confirmation of being Year 2000 compliant. As we are not electronically interfaced with any vendors at this time, any Year 2000 issues not resolved by our vendors are not anticipated to have a material impact on our computer systems. Other third parties have responded that they are also resolving the Year 2000 problem. The credit card processors understand the Year 2000 issues, and with these communications, we will facilitate coordination of the Year 2000 solutions and will determine the extent to which we may be vulnerable to failures of third parties to address their own Year 2000 issues.

Based on the progress we have made in addressing our Year 2000 issues and our plan and time line to complete the compliance program, we do not foresee significant risks associated with Year 2000 compliance at this time. The Company believes it has in place a plan that will resolve its year 2000 issue in a timely manner. Due to the forward looking nature and lack of historical experience with year 2000 issues, it is difficult to predict with certainty the results of year 2000 compliance issues after December 31, 1999. It is likely, despite the Company's efforts, that there will be disruptions and unexpected business problems during the year 2000. In addition, despite the Company's efforts, it may experience unanticipated third-party failures, general public infrastructure failures and or failures to successfully conclude its remediation and contingency efforts as planned. The Company may be required to utilize manual processing of certain otherwise automated processes primarily related to payroll and cash management. While the Company does not presently anticipate any material adverse impacts, any of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition, and or cash flows in 1999 and beyond. The amount of potential loss cannot be reasonably estimated at this time.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation has had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and economic conditions in the Company's market areas.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and has offset increased costs by increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future. Management anticipates that the average cost of restaurant real estate leases and construction cost could increase in the future which could affect the Company's ability to expand. In addition, mandated health care or additional increases in the federal or state minimum wages could significantly increase the Company's costs of doing business.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - The Company settled previous litigation outstanding with WSC's former president. For further discussion, see Management's Discussion and Analysis.

Item 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS - N/A

Item 3.     DEFAULTS UPON SENIOR SECURITIES - N/A

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - N/A

Item 5.     OTHER INFORMATION - N/A

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits:
                        Exhibit 27 - Financial Data Schedule

            (b)      Reports on Form 8-K:
                        Form 8-K filed August 25, 1999
                        Form 8-K filed September 24, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              Austins Steaks & Saloon, Inc.



Date:   November 15, 1999                     By:  /s/ Robert N. Collis, II
       ------------------------------             -----------------------------
                                                  Robert N. Collis, II
                                                  Chief Financial Officer