Form 10KSB
period 1999-12-31
AUSTINS STEAKS & SALOON INC
filed 2000-03-29
CIK 930686

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                         ------------------------------
                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-25366
                       -------

                           AUSTINS STEAKS & SALOON, INC.
                           -----------------------------
                  (Name of small business issuer in its charter)

                        DELAWARE                                               86-0723400
                        --------                                               ----------
(State or other jurisdiction of incorporation or organization)   (I.R.S. employer identification no.)

                               317 Kimball Avenue, N.E.
                                Roanoke, Virginia 24016
                   (Address of principal executive offices)(Zip Code)

                                     (540) 345-3195
                    (Issuer's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1999. $42,525,764.

As of March 12, 2000, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, was $9,440,983.

As of March 12, 2000 there were 12,103,824 shares of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement expected to be filed on or before April 20, 2000 is hereby incorporated by reference to information required by Part III, Items 9-12.

                     REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                           AUSTINS STEAKS & SALOON, INC.

                                                    FORM 10-KSB

                                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                 TABLE OF CONTENTS

                                                                                           PAGE
PART I

Item 1.       Description of Business...................................................     1

Item 2.       Description of Properties.................................................    10

Item 3.       Legal Proceedings.........................................................    11

Item 4.       Submission of Matters to a Vote of Security Holders.......................    12

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..................    12

Item 6.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................    13

Item 7.       Financial Statements......................................................    17

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure......................................................    17

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16(a) of the Exchange Act.........................    17

Item 10       Executive Compensation....................................................    18

Item 11       Security Ownership of Certain Beneficial Owners and Management............    18

Item 12       Certain Relationships and Related Transactions............................    18

Item 13       Exhibits and Reports on From 8-K..........................................    19

SIGNATURES..............................................................................    21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

              THE DISCUSSION IN THIS DOCUMENT CONTAINS TREND ANALYSIS AND OTHER FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS DOCUMENT AS A RESULT OF THE RISK FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS DOCUMENT.

GENERAL

         As the Austins Steaks & Saloon, Inc., we operate and/or franchise the Austins Steaks & Saloon, WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet and Market Street Buffet and Bakery concepts. As of December 31, 1999, we operate:

         -   8 WesterN SizzliN restaurants;

         -   6 Austins Steaks & Saloon restaurants;

         -   12 Great American Steak & Buffet restaurants;

         In addition, approximately 136 franchisees operated 209 WesterN SizzliN, Wood Grill and Market Street Buffet & Bakery restaurants.

         Our restaurants are currently located in the states of Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia.

         Our restaurants feature cooked specialty prime rib dishes, steak, chicken and seafood dishes in both cafeteria-style line and full service formats and offer lunch and dinner. They also may feature a buffet that can be ordered as a meal or in addition to a meal. Market Street Buffet & Bakery restaurants feature traditional American food and offer lunch and dinner at a fixed price with unlimited servings of all buffet items and beverages. All of the restaurant concepts are able to offer buffets and most have scatter bar buffets providing efficiencies and an easy-to-use format for guests.

         We are actively engaged in expansion and are looking to expand the franchise system in 2000 and beyond.

OPERATING STRATEGY

         We have always set guest satisfaction as our first priority. Currently, we operate under the following trade name concepts:

         -   WesterN SizzliN-Steak & More
         -   WesterN SizzliN Wood Grill
         -   Market Street Buffet and Bakery
         -   Great American Steak and Buffet Company
         -   Austins Steaks & Saloon

         We believe that great food and excellent service are the key ingredients for providing the very best in guest service. Consistently providing high quality, flavorful food products with both a full line of entree offerings and an enhanced buffet bar offering can be a challenge. Our goal is not only to meet this challenge, but to exceed the guest expectation of both quality and service, and to offer a price point that the guest will perceive as an exceptional value.

         There are several factors necessary for achieving our goal:

         -   Food Quality:

                  - Our restaurants use high quality ingredients in all menu offerings. Additionally, all food preparation is done on premises, by either small batch or large batch cooking procedures. Guest flow determines which type will be used.

                  - We strive to ensure that each recipe is prepared and served promptly to guarantee maximum freshness, appeal and that proper serving temperatures are maintained. We believe that our food preparation and delivery system enables us to produce higher quality and more flavorful food than is possible in other steak and buffet or cafeteria style restaurants.

         -   Menu Selection:

                  - Our restaurants emphasize two traditional American style offerings-two restaurants in-one:

                  - The first is the traditional family style steakhouse, which became popular during the 1960's. Since that time, the primary red meat offering has grown extensively and now includes a vast array of chicken, pork, seafood and many other protein dishes.

                  - The second is a full line of both hot & cold food buffet, which has become a very appealing option for our guests. Our rotating daily menu offerings, displayed on one of our many scatter bars in the buffet area, clearly demonstrate our home cooking flavor profile.

         We believe that our extensive food offering provides the guest with delicious variety and a flavorful dining experience that will encourage them to visit our restaurants time after time.

         -   Price/Value Relationship:

         We are committed to providing our guests with excellent price to value alternatives in the full-service casual dining restaurant sector and traditional steak and buffet restaurants. At our restaurants, the guests are provided with a choice of many different entree offerings and they can also choose to enjoy our "all-you-care-to-eat" unlimited food or buffet bar offerings. We believe the perceived price value is excellent, with lunch ranging between $5.00 and $9.75 and dinner ranging between $7.00 and $15.50. Additionally, our restaurants normally offer special reduced prices for senior citizens and children under 12 and under and other special promotions from time to time.

         -   Atmosphere:

         Our restaurants strive to provide a relaxing, enjoyable dining experience in a friendly family oriented local atmosphere. This comfortable ambiance is reinforced by providing a very pleasing and pleasant decor, which features a variety of decorations, plants and attractive furniture packages. Our restaurants strive to provide a higher level of service than other casual dining, steak and buffet style restaurants. Our co-worker training programs place significant emphasis on developing friendly and helpful restaurant personnel.

         -   Efficient Food Service and Delivery System:

         The scatter bar format, food preparation methods and restaurant layout are all designed to efficiently serve a large number of guests, while enhancing the overall quality of the dining experience. In addition, preparing food in the proper amounts, serving it in several easily accessible areas (scatter bars) and closely monitoring consumption will shorten guest lines, increase frequency of table turns, improve over-all quality and reduce waste-thereby increasing guest satisfaction and restaurant level profitability. Our restaurants range in size from approximately 5,200 square feet to 10,000 square feet.
A description of these properties is provided in Item 2.

RESTAURANT FOOD DELIVERY

         At our restaurants we have three different methods to deliver food to customers:

         - Full Service: the guest is seated by a host and presented with a menu. (A typical full-service dining experience).

         - Modified Line: the guest enters the restaurant, joins a que line and places an order prior to being seated. After their order is placed, the guest is seated by a host and the server then takes over and the experience is full-service from that point forward.

         - Traditional Line Service: although our preferred method is full-service, several markets have found the modified-line or line formats to be more appropriate.

         Typically, the restaurant food service area has four to six scatter bars (buffets) positioned throughout a central area of the restaurant. These buffets consist of two to four hot bars, one to two cold bars, dessert bar, including ice cream machine, and a bakery bar. Beverages are served by the servers.

         The food service area is designed to be easily accessible from all seats. Considerable attention is devoted to lighting and acoustics to allow for a comfortable atmosphere even when the restaurant is at maximum capacity. In addition to the basic dining room layout, most restaurants are set up to accommodate banquet business, either by design or by collapsing curtains which may be opened or closed. In addition to the public areas, each restaurant has a food preparation and storage area, including a fully equipped kitchen. Our Austins restaurants have a bar area located adjacent to the reception area to accommodate customers waiting for tables. Beer, wine and liquor sales approximate 10% to 15% of the sales revenue in the Austins stores.

SITE SELECTION AND CONSTRUCTION

         In selecting new restaurant locations, we consider target population density, local competition, household income levels and trade area demographics, as well as specific characteristics, including visibility, accessibility, parking capacity and traffic volume. An important factor in site selection is the convenience of the potential location to both lunch and dinner guests and the occupancy cost of the proposed site. We also take into account the success of other chain restaurants operating in the area.

         Potential site locations are identified by a potential franchisee and/or corporate personnel, consultants and independent real estate brokers. Our executive management will visit and approve or disapprove any proposed restaurant site. The majority of restaurants are free standing even though some restaurants are developed in other types of strip centers. We project that most restaurants will continue to be free standing.

         When a restaurant has been built in an existing facility, renovation and construction has taken approximately 60 to 120 days after the required construction permits have been obtained. New construction of free-standing restaurants requires a longer period of time and can range from 120 to 180 days. Also, when obtaining a construction permit, we have generally experienced a waiting period ranging from approximately 20 to 90 days.

         Restaurants are constructed by outside general contractors. We expect to continue this practice for the foreseeable future. The Company occasionally serves as its own general contractor and expects to do so in the future when appropriate.

RESTAURANT MANAGEMENT AND EMPLOYEES

         The management staff of a typical restaurant consists of one General Manager, one Assistant General Manager and one or two Associate Managers. Individual restaurants typically employ between 40 and 80 non-management hourly employees (a mix of both part-time and full-time workers), depending on restaurant size and traffic.

         The General Manager of a restaurant has responsibility for the day-to-day operation of a restaurant and acts independently to maximize restaurant performance, and company-established management policies. The General Manager makes personnel decisions and determines orders for produce and dairy products, as well as, centrally contracted food items and other supplies. Our management compensation program includes "bonuses" based on restaurant sales growth and operational profit performance.

RECRUITING

         We attempt to attract and train high quality employees at all levels of restaurant operations. Generally, restaurant management is either recruited from outside the Company and has had significant prior restaurant experience or has been promoted through the system as experience levels increased. As we continue to grow, our management will continue to recruit restaurant management personnel from among non-management employees within our system and supplement these resources through outside hiring.

MANAGEMENT TRAINING

         We have implemented strict operating standards. We maintain a strong standardized training process which plays a critical role in maintaining operational propriety. All management employees, including Assistant Managers, regardless of former experience, participate in a six to eight week formal course of training at one of our regional training centers. Periodically, additional training is provided during each calendar year through a series of two to three day seminars, to provide the most current information on a variety of topics including sales building techniques, labor controls and food cost management. Non-management employees are generally trained at the local restaurant site.

PURCHASING

         We contract on six or twelve month agreements for certain items with vendors and manufacturers for both corporate restaurants and our franchisee community in order to assure compliance and consistency from restaurant to restaurant. We scrutinize velocity reports provided by our distributors looking for opportunities to contract with manufacturers combining our purchasing power nationwide and secure the lowest cost of goods. Individual restaurants decide the amount of food inventory they require and place specific orders several times per week with their distributor of choice. Individual stores arrange for dairy, bread and produce from local vendors to be delivered on an "as needed" basis. We are in the process of setting up a closed distribution program with a national systems distributor to lower our product distribution cost. When we accomplish these objectives, we anticipate lowering our food cost even further. This will be achieved through economies of scale, reduction in distribution expenses and our mutual purchasing power.

REPORTING AND FINANCIAL CONTROLS

         We maintain financial and accounting controls for each of our company-owned restaurants. We are in the process of upgrading centralized accounting functions through the use of integrated Point of Sale systems. Several locations have implemented the system allowing restaurant management to efficiently manage labor, food costs, and other direct operating expenses that provides us rapid access to financial data. Each restaurant prepares a mid-month profit and loss statement, and at the end of the month, operating statements are prepared for each location by the accounting department. The mid-month and monthly operating statements are reviewed at both our corporate level and the restaurant level for variances from expected results to allow for any necessary corrective actions to be taken as quickly as possible.

HOURS OF OPERATION

         Our restaurants in the system are open seven days a week, typically from 11:00 a.m. to 10:00 p.m.

FRANCHISE OPERATIONS

         In addition to operating company-owned restaurants, the Company currently franchises others to operate WesterN SizzliN, WesterN SizzliN Wood Grill and Great American Steak & Buffet restaurants. The Company currently has 136 franchisees operating 209 WesterN SizzliN, WesterN SizzliN Wood Grill, Market Street Buffet and Bakery and Great American Steak & Buffet restaurants in 24 states.

         Our standard franchise agreement has a 20-year term, with one ten-year renewal option. It generally provides for a one-time payment to us of an initial franchise fee and a continuing royalty fee of 2% of gross sales. We collect weekly and monthly sales reports from our franchisees as well as periodic and annual financial statements.

         Each franchisee is responsible for selecting the location for its restaurant, subject to our approval. We consider such factors as demographics, competition, traffic volume and patterns, parking, site layout, size and other physical characteristics in approving proposed sites. In addition, all site and building plans and specifications must be approved by us.

         Franchisees must operate their restaurants in compliance with our operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through our suppliers, but are required to purchase proprietary products from us. Each franchised restaurant must have a designated Manager and Assistant Manager who have completed our six-week manager training program or who have been otherwise approved by us. For the opening of a restaurant, we provide consultation and make our personnel generally available to a franchisee. In addition, we send a team of personnel to the restaurant for up to two weeks to assist the franchisee and its managers in the opening, the initial marketing and training effort, as well as the overall operation of the restaurant.

         We may terminate a franchise agreement for a number of reasons, including a franchisee's failure to pay royalty fees when due, failure to comply with applicable laws, or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit our ability to terminate or refuse to renew a franchise. A franchisee may terminate a franchise agreement and continue to operate the restaurant by paying liquidated damages to us. We do not anticipate that the termination of any single franchise agreement would have a materially adverse effect on our operations. Termination by a multiple-unit franchisee of several franchise agreements for various locations could, however, have a materially adverse affect on our operations.

         Our franchise agreement contains provisions that prohibit franchisees from disclosing proprietary information about our restaurant operating system. Our standard franchise agreement also contains non-competition provisions that, for the duration of the agreement and for two years following termination, prohibit a franchisee from directly or indirectly competing with us or soliciting employees to leave us. There is no assurance that these contractual provisions will effectively prevent the appropriation by franchisees of business opportunities and proprietary information. More discussion is contained in the caption "Government Regulation."

MARKETING AND PROMOTION

         Marketing and operations work hand-in-hand for all of our company concepts where a shared mutual vision provides value to the guest through hard work, quality and high standards. We know that communication plays a strong role in the fulfillment of our goals.

         The Advertising Development and Research Fund (ADRF) financed through vendor support, corporate contributions and franchise dues is our franchisee controlled graphic art design/marketing agency.

         ADRF creates, designs and produces each marketing campaign for the Company and our affiliates. Production includes four major marketing campaigns annually in addition to menus, table tents, posters, indoor and outdoor signage, gift certificates and other marketing tools.

         The marketing effort is communicated through a vast system of printed materials such as ADRF's corporate newsletter, Internet webpages, training manuals, tapes and videos.

         The marketing department is primarily self-sufficient in production capabilities with some of the most sophisticated computer and graphic equipment available. ADRF is staffed by professionals experienced in all phases of marketing, graphics / design, and communications. Their efforts have produced and coordinated promotions that include national sweepstakes campaigns, television commercials, national convention materials and training videos.

         The coordinated efforts of the ADRF department, area field consultants, training instructors, corporate personnel, franchise owners, managers and the entire system of operators share in the ongoing success of its marketing programs. Our programs utilize virtually all types of media from billboards and newspapers to television and radio.

RESTAURANT INDUSTRY AND COMPETITION

         The restaurant industry is extremely competitive. We compete on the basis of the quality and value of food products offered, price, service, ambiance and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individually owned restaurants. The number of restaurants with operations generally similar to ours has grown considerably in the last several years. Because the discretionary food spending of the American consumer has not grown in recent years, restaurants such as ours must continually spend money on increased advertising, food quality and menu upgrading. These factors coupled with the proliferation of additional competitors may reduce our gross revenues and adversely affect our profitability. We believe competition among this style of restaurant is increasing.

         In addition, our business is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Our significant investment in and long-term commitment to each of our restaurant sites limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. Our continued success is dependent to a substantial extent on our reputation for providing high quality and value and this reputation may be affected not only by the performance of company-owned restaurants but also by the performance of franchisee-owned restaurants over which we have limited control.

GOVERNMENT REGULATION

         Our business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of additional restaurants. We have not experienced significant difficulties in obtaining such licenses and approvals to date.

         We are subject to Federal Trade Commission (FTC) regulation and various state laws that regulate the offer and sale of franchises. The FTC requires us to provide prospective franchisees with a franchise offering circular containing prescribed information about us and our franchise operations. Some states in which we have existing franchises and a number of states in which we might consider franchising regulate the sale of franchise. Several states require the registration of franchise offering circulars. Beyond state registration requirements, several states regulate the substance of the franchisor-franchisee relationship and, from time to time, bills are introduced in Congress aimed at imposing federal registration on franchisors. Many of the state franchise laws limit, among other things, the duration and scope of noncompetition and termination provisions of franchise agreements.

         Our restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. From time-to-time federal and state legislatures increase minimum wages or mandate other work-place changes that involve additional costs for our restaurants. There is no assurance that we will be able to pass such increased costs on to our guests or that, if we were able to do so, we could do so in a short period of time.

         The Company is subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served acholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. The Company currently operates in New Mexico, which has a "dram-shop" statute. Nebraska and Arizona, the other states in which the Company has liquor licenses, have no such statute presently. The Company has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

TRADEMARKS

         We believe our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. Following are marks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office: "WesterN SizzliN", "WesterN SizzliN Steak House", "WesterN", "SizzliN", "WesterN SizzliN Cow", "WesterN SizzliN Steak & More", "WesterN SizzliN County Fair Buffet and Bakery", "Flamekist", "Marshall", "Gun Smoke", "Six Shooter", "Big Tex", "Dude", "Trailblazer", "Ranger", "Cheyenne", "Colt 45", "Cookin' What America Loves Best" and "Great American Steak and Buffet Company". The WesterN SizzliN Corporation has applied for registration of the following marks: "WesterN SizzliN Wood Grill and Buffet" and "WesterN SizzliN Wood Grill".

         The Company believes that it has substantial rights in its Austins Steaks & Saloon design and trademark, including such territories as the Central Midwest, South-Central Midwest, and Southwest regions of the United States, based upon the Company's actual usage and constructive usage derived from its registered U. S. trademark, and intends to aggressively protect its marks from infringement and competing chains. The Company is aware of names and marks similar to the mark of the Company used by persons in certain geographical areas, including, specifically, two other restaurant service corporations located on the east coast which utilize the "AUSTINS" name in their trademark and design.

EMPLOYEES

         As of December 31, 1999, the Company employed approximately 1,400 persons, of whom approximately 1,260 were restaurant employees, 110 were restaurant management and supervisory personnel, and 30 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis. None of the Company's employees is covered by a collective bargaining agreement and the company considers its employee relations to be good.

                         AUSTINS STEAKS & SALOON, INC.
             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

     Effective July 1, 1999, Austins Steaks & Saloon, Inc. ("Austins"), a Delaware corporation, merged with The WesterN SizzliN Corporation ("WesterN SizzliN"), a Tennessee corporation, located in Roanoke, Virginia. The assets and business of WesterN SizzliN are now owned by a wholly-owned subsidiary of Austins, The WesterN SizzliN Corporation, a Delaware corporation.

     Effective June 30, 1999, each of the outstanding 2,700,406 shares of Austins common stock were split 1 for 3.135, leaving a total number of 861,374 Austins shares outstanding prior to the merger. Upon completion of the merger, the Austins shareholders owned approximately 93 percent of the outstanding equity of the combined company.

     Pursuant to the merger, each share of WesterN SizzliN common and Series B convertible preferred stock (4,339,000 and 874,375 shares, respectively) were converted into two shares of Austins' common stock. Also effective with the merger, each WesterN SizzliN common stock warrant (371,250 warrants) was converted into two shares of Austins' common stock.

     The business combination has been accounted for as a reverse acquisition using the purchase method of accounting. In the acquisition, the shareholders of the acquired company, WesterN SizzliN, received the majority of the voting interests in the surviving consolidated company. Therefore, WesterN SizzliN was deemed to be the acquiring company for financial reporting purposes and accordingly, all of the assets and liabilities of Austins have been recorded at fair value and the operations of Austins have been reflected in the operations of the combined company from July 1, 1999, the date of inception.

         The following selected historical consolidated financial information for each of the years ended December 31, 1995 through 1999 has been derived from the Company's consolidated financial statements and represent the historical consolidated financial information of the WesterN SizzliN Corporation prior to the date of the merger and the combined company subsequent to the July 1, 1999 merger date. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company, included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes included herein.


                                                                                  YEARS ENDED DECEMBER 31
                                                                 ----------------------------------------------------------
                                                                   1999(4)      1998        1997       1996(3)      1995
                                                                 ----------------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Total revenues...................................................  $ 42,526    $ 37,094    $ 33,524    $ 29,724    $  8,943
Operating income.................................................     2,105       2,487       2,664       2,350       2,261
Income before extraordinary item.................................       153       1,169       1,056         562         811
Extraordinary loss, net of income tax benefit(2).................        --         (52)         --          --          --
Net income.......................................................       153       1,117       1,056         562         811
Basic and diluted earnings, before extraordinary item, per share.  $   0.01    $   0.13    $   0.12    $   0.06       $0.11
Basic and diluted extraordinary loss, net of income tax benefit,
per share........................................................        --       (0.01)         --          --          --
Basic and diluted earnings per share.............................      0.01        0.12        0.12        0.06        0.11
Shares used in computing diluted earnings per share..............    10,494       9,171       9,128       9,078       7,640
Balance Sheet Data:
Working capital deficit..........................................  $ (3,976)   $ (2,784)   $ (1,816)   $ (3,484)   $   (297)
Total assets.....................................................    25,543      21,294      19,509      20,653      12,073
Obligations under capital lease, excluding current maturities....        44          82         115          54           5
Long-term debt, excluding current maturities.....................     5,576       5,916       5,624       6,876       3,539
Stockholders' equity.............................................    13,143       9,805       9,303       8,009       6,380
Other Financial Data:
Dividends paid(1)................................................         -           -           -           -           -

-----------

(1)      The Company has never paid any dividends.

(2) On March 31, 1998, WesterN SizzliN completed financing agreements to replace certain notes payable to stockholders, term notes, promissory notes, and notes payable to banks. The refinancing resulted in a loss of $83,140 before income tax benefit, which included write-offs of $74,476 of unamortized discounts and $8,664 in deferred financing costs.

(3) In January 1996, the Company purchased eight (8) stores and accounted for this transaction using the purchase method of accounting. Accordingly, the 1996 selected consolidated financial information includes the net assets and results of operations from these eight (8) stores from the date of acquisition.

(4) Effective July 1, 1999 the Company acquired six (6) stores through a reverse merger acquisition. The transaction was accounted for using the purchase method of accounting. Accordingly, the 1999 selected historical consolidated financial information includes the net assets and results of the operations from these six (6) stores from the date of acquisition.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The majority of the Company's current restaurants are located in leased space ranging from 5,200 square feet to 10,000 square feet. Leases are negotiated with initial terms of five to twenty years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels. Generally, the leases are net leases which require the company to pay the costs of insurance, taxes, and a pro rata portion of lessors' common area costs.

         The Company currently leases its executive offices, approximately 5,220 square feet, which are located at 317 Kimball Avenue, NE, Roanoke, Virginia, 24016. The company believes that there is sufficient office space available at favorable leasing terms in the Roanoke, Virginia area to satisfy the additional needs of the Company that may result from any future expansion.

         The following table sets forth the location, approximate square footage and nature of ownership of company locations:

LOCATION                         APPROX. SQ. FT.              OWNERSHIP
----------------------------- --------------------  ------------------------------
12020 Anne Street                            5,200              Lease
Omaha, Nebraska

1414 South 72nd Street                      10,000              Lease
Omaha, Nebraska

2400 Cerrillos Road                          5,817              Lease
Santa Fe, New Mexico

3636 North Scottsdale Road                   6,000              Lease
Scottsdale, Arizona

1101 Harney Street                           7,450              Lease
Omaha, Nebraska

11111 Emmet Street                           6,000              Lease
Omaha, Nebraska

5902 Richmond Highway                        6,600              Lease
Alexandria, Virginia

8365 Sudley Road                             9,000              Lease
Manassas, Virginia





3135 Crain Highway                           7,500              Lease
Waldorf, Maryland

3490 South Jefferson                        10,000              Lease
Falls Church, Virginia

900 Merchants Road                           8,400              Lease
Knoxville, Tennessee

2107 Jacksboro Pike                          6,300              Lease
LaFollette, Tennessee

4310 Chapman Highway                         8,400              Lease
Knoxville, Tennessee

655 Buford Drive                             8,400              Owned
Lawrenceville, Georgia

7904 N. Kings Highway                        7,500              Lease
Myrtle Beach, South
Carolina

8312 Geyer Springs Road                      6,450              Lease
Little Rock, Arkansas

5306 JFK Boulevard                           9,100              Lease
North Little Rock, Arkansas

9210 Rodney Parham                           9,300              Lease
Little Rock, Arkansas

500 Gregory Street                           6,000              Lease
Jacksonville, Arkansas

100 N. Blake Street                          6,625              Lease
Pine Bluff, Arkansas

2900 E. Harding                              7,050              Lease
Pine Bluff, Arkansas

9176 Mansfield Road                          9,500              Lease
Shreveport, Louisiana

642 Benton Road                              8,000              Lease
Bossier City, Louisiana

1758 E. 70th Street                          8,500              Lease
Shreveport, Louisiana

6122 Greenwood Road                          7,500              Lease
Shreveport, Louisiana

4630 E. Texas                                8,000              Lease
Bossier City, Louisiana

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

         On September 10, 1999, the Company completed its settlement agreement with David K. Wachtel, Jr. with respect to long-standing litigation initiated in February 1995. Under the terms of the settlement agreement, Austins paid Mr. Wachtel $1,000,000 in settlement of all claims he had in the litigation. Additionally, Mr. Wachtel withdrew his notice to dissent from the merger between Austins and The WesterN SizzliN Corporation with respect to the 684,000 WesterN SizzliN shares (premerger) owned by him, and Austins repurchased these shares for the sum of $3,420,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company was traded on the NASDAQ Small-Cap Market System under the symbol "STAK" from January 25, 1995 to November 19, 1997. Prior to that date, there was no public market for the Common Stock. On November 19, 1997 the Company was delisted from NASDAQ due to the Company's failure to meet the $1 minimum bid price requirement. The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported to the NASDAQ Small-Cap Market System and the Bulletin Board Section of NASDAQ:


FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998                               HIGH                           LOW
                                                                            ----                           ---
First Quarter 1999 (1)                                                      $5.88                         $2.35

Second Quarter 1999 (1)                                                     $6.37                         $2.74

Third Quarter 1999                                                          $4.50                         $1.88

Fourth Quarter 1999                                                         $2.19                         $1.06

First Quarter 1998 (1)                                                      $4.31                         $0.78

Second Quarter 1998 (1)                                                     $4.51                         $2.16

Third Quarter 1998 (1)                                                      $2.74                         $1.76

Fourth Quarter 1998 (1)                                                     $2.55                         $1.37

  (1) First and second quarter prices for 1999 and all 1998 quarters have been adjusted to reflect the 1 for 3.135 reverse split effective with the merger July 1, 1999.

         As of March 12, 2000, there were approximately 150 stockholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE DEEMED TO INCLUDE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISK AND UNCERTAINTY. ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT ITS EXPECTATIONS WILL BE ACHIEVED. THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS BELOW ("CAUTIONARY STATEMENTS") INCLUDE THE COMPANY'S DEGREE OF FINANCIAL LEVERAGE, THE RISK FACTORS SET FORTH BELOW IN THIS DOCUMENT AS WELL AS OTHER RISK REFERENCED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                         AUSTINS STEAKS & SALOON, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

                                                             YEARS ENDED DECEMBER 31
                                                             ------------------------
INCOME STATEMENT DATA:                                       1999      1998      1997
----------------------                                       ----      ----      ----
REVENUES:
   Restaurant sales ...................................      85.3%     81.9%     79.5%
   Franchise royalties and fees .......................      13.5      16.5      18.3
   Seasoning sales ....................................       1.2       1.4       1.8
   Other sales ........................................        --       0.2       0.4
                                                            -----     -----     -----
   Total revenues .....................................     100.0     100.0     100.0
COSTS AND EXPENSES:
Cost of company-operated stores .......................      69.9      65.3      64.3
Cost of franchise operations ..........................       6.4       8.4       8.9
Other cost of operations ..............................       0.9       1.1       1.3
Restaurant operating expenses .........................      10.0      10.2       9.3
General and administrative expenses ...................       7.8       8.3       8.3
                                                            -----     -----     -----
Income from operations ................................       5.0       6.7       7.9
Other income (expense) ................................      (4.2)     (1.4)     (2.6)

Income before income tax expense and extraordinary item       0.8       5.3       5.3
Income tax expense ....................................       0.4       2.1       2.1
Income before extraordinary item ......................       0.4       3.2       3.2
Extraordinary loss on debt extinguishment, net of tax .        --       0.2        --
                                                            -----     -----     -----
Net income ............................................       0.4%      3.0%      3.2%
                                                            =====     =====     =====

                                                                                              YEARS ENDED DECEMBER 31
                                                                                              -----------------------
                                                                                        1999           1998           1997
                                                                                        ----           ----           ----
RESTAURANT DATA:
Percentage increase (decrease) in comparable Company-operated restaurant sales          (1.1)         (3.14)         (2.42)
Number of Company-operated restaurants included in the respective years'
    most recent comparable restaurant base ...................................            26             20             16
Average sales for Company-owned restaurants included in the respective years'
   most recent comparable restaurant base ....................................   $ 1,821,000    $ 1,841,000    $ 1,901,000
NUMBER OF COMPANY-OPERATED RESTAURANTS:
   Beginning of period .......................................................            20             16             11
   Opened ....................................................................             0              2              1
   Closed ....................................................................             0              0              0
   Acquired from franchisee or other .........................................             6              2              4
                                                                                 -----------    -----------    -----------

   End of period .............................................................            26             20             16
                                                                                 ===========    ===========    ===========

NUMBER OF U.S. FRANCHISED RESTAURANTS:
   Beginning of period .......................................................           225            229            249
   Opened ....................................................................             3             11              7
   Closed ....................................................................            19             13             23
   Acquired by Company .......................................................             0              2              4
                                                                                 -----------    -----------    -----------
   End of period .............................................................           209            225            229
                                                                                 ===========    ===========    ===========

OVERVIEW

         Austins Steaks & Saloon, Inc. (the Company) underwent a reverse merger acquisition, effective July 1, 1999, with the WesterN SizzliN Corporation (WSC). A further description of the transaction is provided in note 2 to the consolidated financial statements included elsewhere in this report.

         The Company currently operates and franchises a total of 235 restaurants located in 24 states, including 26 company-owned and 209 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

         Net income for the year ended December 31, 1999 was $152,989 compared to $1,117,340, and $1,056,493 for the years ended December 31, 1998 and 1997, respectively. The 1999 results were significantly effected by a $1,000,000 charge related to the settlement of litigation with the former president of the WesterN SizzliN Corporation and approximately $200,000 of expenses associated with the merger and closing of corporate offices in Knoxville, Tennessee and Lincoln, Nebraska.

                             1999 COMPARED TO 1998

REVENUES

         Total revenues increased 14.64% to $42.5 million in 1999, from $37.1 million in 1998. Company-operated restaurant sales increased 19.3% to $36.3 million in 1999, from $30.4 million in 1998. This increase was primarily due to the addition of six (6) units during 1999. Comparable sales decreased 1.1% in 1999 over 1998 for Company-operated restaurants open throughout both years.

         Franchise operation revenues decreased 6.3% to $5.72 million in 1999, from $6.11 million in

1998. This decrease was primarily due to a decrease in the number of franchised units. Comparable sales decreased 0.30% in 1999 over 1998 for franchised restaurants open throughout both years.

COSTS AND EXPENSES

         Restaurant cost of sales, consisting of food, beverage and paper costs, decreased as a percentage of restaurant sales to 44.3% in 1999, from 45.1% in 1998. The primary reason for the decrease is attributable to concentration on operating margins and matured operations.

         Restaurant salaries and related taxes were slightly higher as a percentage of restaurant sales, increasing to 26.9% from 26.8% in 1998. Occupancy costs increased as a percentage of restaurant sales to 5.1% in 1999 from 4.9% in 1998 as a result of remodeling and property renovations.

         Restaurant advertising and related costs remained flat as a percentage of restaurant sales at approximately 1.89% in 1999 and 1998. The Company is actively evaluating marketing initiatives for 2000 aimed at increasing store sales.

         General and administrative expenses decreased as a percentage of total revenues from 8.3% in 1998 to 7.8% in 1999. The Company is very cognizant of maintaining tight controls for overhead expenses and this decrease is attributable to cost controls as well as the increased revenue base offset slightly by hiring of additional corporate personnel.

         Depreciation and amortization increased slightly as a percentage of total revenues to 5.7% in 1998, from 5.4% in 1998 primarily due to depreciation of remodels.

         The largest factors in the increase in other expense are the lawsuit settlement for $1,000,000 and the $200,000 of office closing and merger expenses. Excluding these items other expense is comparable from 1999 to 1998.

INCOME TAX EXPENSE

         The Company's effective tax rate was 51.1% in 1999 and 40.5% in 1998. The increase in the effective rate is attributable to the relationship of income levels and nondeductible goodwill associated with the Company's recent merger.

                              1998 COMPARED TO 1997

REVENUES

         Total revenues increased 10.65% to $37.1 million in 1998, from $33.5 million in 1997. Company-operated restaurant sales increased 14% to $30.4 million in 1998, from $26.7 million in 1997. This increase was primarily due to the addition of four (4) units during 1998. Comparable sales decreased 3.2% in 1998 over 1997 for Company-operated restaurants open throughout both years.

         Franchise operation revenues decreased 0.6% to $6.11 million in 1998, from $6.15 million in 1997. This decrease was due to a decrease in the number of franchised units. Comparable sales increased 0.75% in 1998 over 1997 for franchised restaurants open throughout both years.

COSTS AND EXPENSES

         Restaurant cost of sales, consisting of food, beverage and paper costs, decreased as a percentage of restaurant sales to 45.1% in 1998, from 46.7% in 1997. The primary reason for the decrease is attributable to concentration on operating margins and matured operations.

         Restaurant salaries and related taxes were comparable as a percentage of restaurant sales for both years: 26.8% in 1998, and 26.2% in 1997. Occupancy costs increased as a percentage of restaurant sales to 4.9% in 1998 from 4.3% in 1997 as a result of remodeling and property renovations.

         Restaurant advertising and related costs increased as a percentage of restaurant sales to 1.89% in 1998, from 1.0% in 1997 as a result of increased advertising relating to reopenings of remodeled stores.

         General and administrative expenses remained flat as a percentage of total revenues at 8.3% in 1998 and 1997.

         Depreciation and amortization decreased slightly as a percentage of total revenues to 5.4% in 1998, from 6.1% in 1997 as a result of certain assets being fully depreciated or amortized prior to or during 1998.

INCOME TAX EXPENSE

         The Company's effective tax rate was 40.5% in 1998 and 1997.

                           LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the development and acquisition of restaurants. Capital expenditures of $1.1 million, $2.7 million and $0.8 million for 1999, 1998 and 1997, respectively, were primarily funded by cash flow from operations. Cash flows generated by operating activities were approximately $2.60 million, $3.26 million, and $3.99 million in 1999, 1998, and 1997, respectively. Cash flows from operations were the primary source of capital expenditures and debt repayments during those years. During 1999, the Company obtained $3.18 million in cash from the private placement of common stock and the exercise of stock options, as well as $1.77 million in proceeds from borrowings. The majority of these funds were used to repurchase stock of the Company's former president and settle the related lawsuit.

         Total capital expenditures for 2000 are presently expected to be approximately $500,000 to $1,000,000, primarily for the development or conversion of restaurants and may increase depending upon timing of further expansion.

         Capital resources available at December 31, 1999 include $510,833 of cash and cash equivalents, and approximately $54,000 available under an existing $500,000 line of credit. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of the Company's line of credit and long-term debt provided by various lenders. The Company has a working capital deficit of approximately $4.0 million at December 31, 1999.

                                 YEAR 2000 ISSUE

         Based on the results to date Year 2000 issues have had no significant impact on the Company's operations and we do not foresee significant risks associated with Year 2000 compliance at this time. However, if the Company identifies significant risks or problems related to Year 2000 compliance it will develop contingency plans as deemed necessary at that time.

                               IMPACT OF INFLATION

         As inflation has remained at relatively low levels in recent years, we do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company.

                             FORWARD LOOKING STATEMENTS

         Certain information contained in this analysis, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location, and food quality; an increase in food cost due to seasonal fluctuations, weather, and demand; changes in consumer tastes and demographic trends; changes in federal and state laws, such as increases in minimum wage; and factors associated with any Year 2000 issues subsequently arising.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference to the financial statements set forth on pages F-1 through F-27 included herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Directors/Executive Officers, Compliance with Section 16(a) of the Exchange Act" expected to be filed on or before April 20, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Executive Compensation," expected to be filed on or before April 20, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be filed under this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed on or before April 20, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be filed under this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Certain Relationship and Related Transactions" expected to be filed on or before April 20, 2000.

                  REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

            2.0** Plan of Agreement and Merger dated April 30, 1999 between Austins Steaks & Saloon, Inc. and the WesterN SizzliN Corporation

            3.1* Certificate of Incorporation of the Company, as amended

            3.2*           Bylaws of the Company

           10.11* 1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified Stock Option Plan, as amended

           10.11.1****     Amendment No. 2 to the 1994 Incentive and
                           Nonqualified Stock Option Plan of the Company

           10.11.2****     Amendment No. 3 to the 1994 Incentive and
                           Nonqualified Stock Option Plan of the Company

           21              Subsidiaries of the Issuer:

                                The WesterN SizzliN Corporation
                                The WesterN SizzliN Stores, Inc.
                                The WesterN SizzliN Stores of Little Rock, Inc. The WesterN SizzliN Stores of Louisiana, Inc. Missouri Development Company
                                Austins Albuquerque, Inc.
                                Austins Omaha, Inc.
                                Austins 72nd, Inc.
                                Austins Lincoln, Inc.
                                Austins New Mexico, Inc.
                                Austins Old Market, Inc.
                                Austins Scottsdale, Inc.
                                Austins Rio Rancho, Inc.
                                Austins Albuquerque East, Inc.

           23.1            Consent of KPMG LLP

           27              Financial Data Schedule

---------------------------

* Incorporated by reference to the specific exhibit to the Form SB-2 Registration Statement, as filed with the Securities and Exchange Commission on January 23, 1995, Registration No. 33-84440-D.

** Incorporated by reference to the specific exhibit to the Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 12, 1999, Registration No. 333-78375.

**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1999.

                     REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                    SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AUSTINS STEAKS & SALOON, INC.

Dated: March 28, 2000               By: /s/ Robert N. Collis, II
                                    ----------------------------
                                    Robert N. Collis, II
                                    Vice President and Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                        Title                                    Date
         ---------                                        -----                                    ----
/s/ J. Carson Quarles                            Chairman of the Board                       March 28, 2000
----------------------------------------
J. Carson Quarles

/s/ Victor F. Foti                               President, Chief Executive Officer          March 28, 2000
----------------------------------------         and Director
Victor F. Foti

/s/ Paul C. Schorr                               Director                                    March 28, 2000
----------------------------------------
Paul C. Schorr, III

/s/ Roger D. Sack                                Director                                    March 28, 2000
----------------------------------------
Roger D. Sack

/s/ A. Jones Yorke                               Director                                    March 28, 2000
----------------------------------------
A. Jones Yorke

/s/ Thomas Hontzas                               Director                                    March 28, 2000
----------------------------------------
Thomas Hontzas

/s/ Jerry Gardner                                Director                                    March 28, 2000
----------------------------------------
Jerry Gardner

/s/ Ron Stancil                                  Director                                    March 28, 2000
----------------------------------------
Ron Stancil

/s/ Titus Greene                                 Director                                    March 28, 2000
----------------------------------------
Titus Greene

/s/ J. Alan Cowart                               Director                                    March 28, 2000
----------------------------------------
J. Alan Cowart

/s/ Stan Bozeman, Jr.                            Director                                    March 28, 2000
----------------------------------------
Stan Bozeman, Jr.

                                       21

                           AUSTINS STEAKS & SALOON, INC.
                                 AND SUBSIDIARIES

                        Index to Consolidated Financial Statements

                                                                           PAGE

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Income                                           F-5

Consolidated Statements of Stockholders' Equity                             F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                                  F-8

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Austins Steaks & Saloon, Inc.:

We have audited the accompanying consolidated balance sheets of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                  KPMG LLP

February 11, 2000, except for note 5 with respect to the debt waiver letter, as to which the date is March 21, 2000

                           AUSTINS STEAKS & SALOON, INC.
                                  AND SUBSIDIARIES

                            Consolidated Balance Sheets

                             December 31, 1999 and 1998

                                         ASSETS                                             1999              1998
                                                                                     -------------     -------------
Current assets:
    Cash and cash equivalents                                                        $     510,833           643,536
    Trade accounts receivable, less allowance for doubtful
       accounts of $185,062 in 1999 and $251,397 in 1998                                   910,552           870,552
    Current installments of notes receivable                                               131,584           115,699
    Other receivables                                                                       73,682            76,205
    Inventories                                                                            383,281           298,617
    Prepaid expenses                                                                       242,556           201,982
    Income taxes refundable                                                                348,046                --
    Deferred income taxes                                                                  202,372           121,883
                                                                                     -------------     -------------
                   Total current assets                                                  2,802,906         2,328,474

Notes receivable, less allowance for doubtful accounts of
    $148,902 in 1999 and $123,414 in 1998, excluding
    current installments                                                                   106,249           172,697
Property and equipment, net                                                              9,820,221         7,440,426
Franchise royalty contracts, net of accumulated amortization
    of $3,781,772 in 1999 and $3,151,477 in 1998                                         5,672,659         6,302,954
Goodwill, net of accumulated amortization of $1,603,760
    in 1999 and $1,179,686 in 1998                                                       5,220,042         4,718,743
Favorable lease rights, net of accumulated amortization
    of $35,383 in 1999                                                                     518,450                --
Financing costs, net of accumulated amortization of
    $30,875 in 1999 and $12,145 in 1998                                                    159,428           178,158
Deferred income taxes                                                                      873,418                --
Other assets, net                                                                          369,161           152,392
                                                                                     -------------     -------------
                                                                                     $  25,542,534        21,293,844
                                                                                     =============     =============

See accompanying notes to consolidated financial statements.

                           AUSTINS STEAKS & SALOON, INC.
                                  AND SUBSIDIARIES

                            Consolidated Balance Sheets

                             December 31, 1999 and 1998

                        LIABILITIES AND STOCKHOLDERS' EQUITY                                1999              1998
                                                                                     -------------     -------------
Current liabilities:
    Bank overdraft                                                                   $     149,305                --
    Credit line note payable to bank                                                       446,139           410,868
    Current installments of long-term debt                                               2,686,973         1,589,928
    Current installments of obligations under capital
       leases                                                                               39,851            46,956
    Accounts payable                                                                     2,780,388         2,186,236
    Accrued expenses and other                                                             676,202           878,805
                                                                                     -------------     -------------
                   Total current liabilities                                             6,778,858         5,112,793
Long-term debt, excluding current installments                                           5,576,155         5,915,892
Obligations under capital leases, excluding current
    installments                                                                            44,339            81,599
Deferred income taxes                                                                           --           378,494
                                                                                     -------------     -------------
                   Total liabilities                                                    12,399,352        11,488,778
                                                                                     -------------     -------------

Stockholders' equity:
    Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share).
       Authorized 25,000 shares; none issued and outstanding                                    --                --
    Convertible preferred stock, series B, $1 par value
       (involuntary liquidation preference of $1 per share).
       Authorized 875,000 shares; issued and outstanding
       874,375 shares in 1998                                                                   --           874,375
    Common stock, $.01 par value.  Authorized 20,000,000
       shares; issued and outstanding 12,103,824 shares in
       1999 and 8,678,000 shares in 1998                                                   121,038            86,780
    Additional paid-in capital                                                           8,677,425         4,652,181
    Retained earnings                                                                    4,344,719         4,191,730
                                                                                     -------------     -------------
                   Total stockholders' equity                                           13,143,182         9,805,066

Commitments and contingencies
                                                                                     -------------     -------------
                                                                                     $  25,542,534        21,293,844
                                                                                     =============     =============

                                     F-4

                 AUSTINS STEAKS & SALOON, INC.
                       AND SUBSIDIARIES

               Consolidated Statements of Income

         Years Ended December 31, 1999, 1998 and 1997

                                                                        1999              1998               1997
                                                                ---------------   ---------------    ---------------
Revenues:
    Company-operated stores                                     $    36,264,433        30,396,292         26,653,025
    Franchise operations                                              5,722,434         6,108,504          6,146,601
    Other                                                               538,897           589,551            724,320
                                                                ---------------   ---------------    ---------------
                   Total revenues                                    42,525,764        37,094,347         33,523,946
                                                                ---------------   ---------------    ---------------
Costs and expenses:
    Cost of company-operated stores                                  29,713,899        24,238,703         21,544,382
    Cost of franchise operations                                      2,739,987         3,100,239          2,998,837
    Other cost of operations                                            388,665           403,149            442,471
    Restaurant operating expenses                                     4,263,312         3,772,553          3,107,482
    General and administrative                                        3,314,558         3,092,985          2,767,090
                                                                ---------------   ---------------    ---------------
                   Total costs and expenses                          40,420,421        34,607,629         30,860,262
                                                                ---------------   ---------------    ---------------
                   Income from operations                             2,105,343         2,486,718          2,663,684
                                                                ---------------   ---------------    ---------------
Other income (expense):
    Interest expense, including discount amortization
       of $27,276 and $161,742 in 1998 and 1997,
       respectively                                                    (796,650)         (746,012)        (1,169,962)
    Interest income                                                      50,698            45,015             24,711
    Other                                                            (1,046,568)          179,221            256,210
                                                                ---------------   ---------------    ---------------
                                                                     (1,792,520)         (521,776)          (889,041)
                                                                ---------------   ---------------    ---------------
                   Income before income tax expense
                     and extraordinary item                             312,823         1,964,942          1,774,643
Income tax expense                                                      159,834           796,151            718,150
                                                                ---------------   ---------------    ---------------
                   Income before extraordinary item                     152,989         1,168,791          1,056,493

Extraordinary loss on debt extinguishment (net of
    income tax benefit of $31,689)                                           --            51,451                 --
                                                                ---------------   ---------------    ---------------
                   Net income                                   $       152,989         1,117,340          1,056,493
                                                                ===============   ===============    ===============
Earnings per share:
    Income before extraordinary item:
       Basic                                                                .01               .13                .12
       Diluted                                                              .01               .13                .12
    Extraordinary item:
       Basic                                                                 --              (.01)                --
       Diluted                                                               --              (.01)                --
    Net income:
       Basic                                                                .01               .12                .12
       Diluted                                                              .01               .12                .12

See accompanying notes to consolidated financial statements.
                                     F-5

              AUSTINS STEAKS & SALOON, INC.
                    AND SUBSIDIARIES

     Consolidated Statements of Stockholders' Equity

      Years Ended December 31, 1999, 1998 and 1997

                                                             CONVERTIBLE PREFERRED
                                                                STOCK, SERIES B                COMMON STOCK
                                                          ------------------------      -------------------------
                                                              SHARES       DOLLARS        SHARES          DOLLARS
                                                          ----------      --------      ----------       --------
Balances, December 31, 1996                               $  874,375      874,375       4,539,000       4,539,000
Restated for reverse merger acquisition                          --           --        4,539,000      (4,448,220)
                                                          ----------      -------      ----------      ----------
Balances, December 31, 1996, as restated                     874,375      874,375       9,078,000          90,780
Issuance of common stock in connection with
    noncompete agreement                                          --           --         200,000           2,000
Net income                                                        --           --              --              --
                                                          ----------      -------      ----------      ----------
Balances, December 31, 1997                                  874,375      874,375       9,278,000          92,780
Issuance of common stock in connection with the
    purchase of equipment and leasehold improvements              --           --         400,000           4,000
Repurchase of common stock                                        --           --      (1,000,000)        (10,000)
Net income                                                        --           --              --              --
                                                          ----------      -------      ----------      ----------
Balances, December 31, 1998                                  874,375      874,375       8,678,000          86,780
Conversion of preferred stock in reverse merger
    acquisition                                             (874,375)    (874,375)      1,748,750          17,488
Conversion of warrants in reverse merger acquisition              --           --         742,500           7,425
Common stock issued in reverse merger acquisition                 --           --         861,374           8,613
Proceeds from exercise of common stock options                    --           --         155,000           1,550
Proceeds from issuance of common stock in private
    placement                                                     --           --       1,286,200          12,862
Repurchase of common stock                                        --           --      (1,368,000)        (13,680)
Net income                                                        --           --              --              --
                                                          ----------      -------      ----------      ----------
Balances, December 31, 1999                               $       --           --      12,103,824         121,038
                                                          ==========      =======      ==========      ==========

                                                             ADDITIONAL
                                                              PAID-IN        RETAINED
                                                              CAPITAL        EARNINGS         TOTAL
                                                             ----------     ----------       ---------
Balances, December 31, 1996                                     577,363      2,017,897       8,008,635
Restated for reverse merger acquisition                       4,448,220             --              --
                                                             ----------      ---------      ----------
Balances, December 31, 1996, as restated                      5,025,583      2,017,897       8,008,635
Issuance of common stock in connection with
    noncompete agreement                                        235,598             --         237,598
Net income                                                           --      1,056,493       1,056,493
                                                             ----------      ---------      ----------
Balances, December 31, 1997                                   5,261,181      3,074,390       9,302,726
Issuance of common stock in connection with the
    purchase of equipment and leasehold improvements            496,000             --         500,000
Repurchase of common stock                                   (1,105,000)            --      (1,115,000)
Net income                                                           --      1,117,340       1,117,340
                                                             ----------      ---------      ----------
Balances, December 31, 1998                                   4,652,181      4,191,730       9,805,066
Conversion of preferred stock in reverse merger
    acquisition                                                 856,887             --              --
Conversion of warrants in reverse merger acquisition             (7,425)            --              --
Common stock issued in reverse merger acquisition             3,419,655             --       3,428,268
Proceeds from exercise of common stock options                  230,950             --         232,500
Proceeds from issuance of common stock in private
    placement                                                 2,931,497             --       2,944,359
Repurchase of common stock                                   (3,406,320)            --      (3,420,000)
Net income                                                           --        152,989         152,989
                                                             ----------      ---------      ----------
Balances, December 31, 1999                                   8,677,425      4,344,719      13,143,182
                                                             ==========      =========      ==========

See accompanying notes to consolidated financial statements.

                    AUSTINS STEAKS & SALOON, INC.
                          AND SUBSIDIARIES

                Consolidated Statements of Cash Flows

            Years Ended December 31, 1999, 1998 and 1997

                                                                        1999            1998          1997
                                                                    -----------     ----------     ----------
Cash flows from operating activities:
    Net income                                                      $   152,989      1,117,340      1,056,493
    Adjustments to reconcile net income to net cash provided
       by operating activities, net of acquisition:
          Extraordinary loss on debt extinguishment                          --         51,451             --
          Depreciation and amortization of property and equipment     1,207,882        662,301        656,826
          Amortization of discount on debt                                   --         27,276        161,742
          Amortization of franchise royalty contracts, goodwill
            and other assets                                          1,201,361      1,315,689      1,209,783
          Provision for bad debts                                        99,793        143,669        114,572
          Provision for deferred taxes                                   11,783         39,417        298,266
          (Gain) loss on sale/disposal of property and equipment        144,961          4,004        (35,714)
          (Increase) decrease in:
            Trade accounts receivable                                  (114,305)      (205,130)        16,561
            Notes receivable                                             25,075        116,202        (29,677)
            Lease receivable                                                 --          8,579         18,589
            Other receivables                                             2,523         75,733              7
            Inventories                                                  45,146        (73,416)       (36,485)
            Prepaid expenses                                             23,860        (93,065)       203,670
            Income taxes refundable                                    (348,046)            --             --
            Other assets                                                147,249         29,385        157,895
          Increase (decrease) in:
            Accounts payable                                            242,508        145,729        128,779
            Accrued expenses                                           (247,792)      (100,652)        72,983
                                                                    -----------     ----------     ----------
                   Net cash provided by operating activities          2,594,987      3,264,512      3,994,290
                                                                    -----------     ----------     ----------
Cash flows from investing activities:
    Acquisition, net of cash received                                  (560,382)            --             --
    Additions to property and equipment                              (1,070,277)    (2,740,496)      (849,886)
    Proceeds from sale of property and equipment                         10,000          7,000        495,507
                                                                    -----------     ----------     ----------
                   Net cash used in investing activities             (1,620,659)    (2,733,496)      (354,379)
                                                                    -----------     ----------     ----------
Cash flows from financing activities:
    Decrease in bank overdraft                                         (137,912)            --             --
    Net increase (decrease) in credit line note payable                  35,271         16,868       (102,013)
    Proceeds from long-term debt                                      1,766,542      7,250,000             --
    Payments on long-term debt and capital leases                    (2,527,791)    (6,567,291)    (3,127,225)
    Financing costs                                                          --       (190,303)            --
    Proceeds from exercise of common stock options                      232,500             --             --
    Proceeds from issuance of common stock in private placement       2,944,359             --             --
    Repurchase of common stock                                       (3,420,000)    (1,115,000)            --
                                                                    -----------     ----------     ----------
                   Net cash used in financing activities             (1,107,031)      (605,726)    (3,229,238)
                                                                    -----------     ----------     ----------
                   Net increase (decrease) in cash and cash
                     equivalents                                       (132,703)       (74,710)       410,673

Cash and cash equivalents at beginning of the year                      643,536        718,246        307,573
                                                                    -----------     ----------     ----------
Cash and cash equivalents at end of the year                        $   510,833        643,536        718,246
                                                                    ===========     ==========     ==========

See accompanying notes to consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

              Austins Steaks & Saloon, Inc. is a franchisor and operator of restaurants. At December 31, 1999, the Company had 235 franchises and company-operated stores operating in 24 states. The consolidated financial statements include the accounts of Austins Steaks & Saloon, Inc. and its wholly-owned subsidiaries, The WesterN SizzliN Corporation, The WesterN SizzliN Stores, Inc., WesterN SizzliN Stores of Little Rock, Inc., WesterN SizzliN Stores of Louisiana, Inc. and Austins of Omaha, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

       (b)    CASH EQUIVALENTS

              Cash equivalents of $663,077 and $1,120,273 consist of overnight repurchase agreements at December 31, 1999 and 1998, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (c)    NOTES RECEIVABLE

              Notes receivable are recorded at cost, less an allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note receivable to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note receivable is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful notes receivable through a charge to bad debt expense. Interest income on impaired notes is recognized on the cash basis.

       (d)    INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and restaurant supplies.

       (e)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost and depreciated on the straight-line basis over the following estimated useful lives: buildings and improvements - 15 to 40 years; furniture, fixtures and equipment - 3 to 10 years. Property and equipment under capital leases and leasehold improvements are generally amortized over the shorter of the asset's estimated useful life or the

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

              lease term. If the estimated useful life of a leasehold improvement exceeds the lease term and the lease allows for a renewable term and the Company intends to renew the lease, the estimated useful life of the leasehold improvement is used for amortization purposes. Gains or losses are recognized upon the disposal of property and equipment and the cost and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

       (f)    FRANCHISE ROYALTY CONTRACTS

              Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts balance over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

       (g)    GOODWILL

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over fifteen years, the expected period to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

       (h)    FAVORABLE LEASE RIGHTS

              Favorable lease rights are being amortized on the straight-line method over the remaining life of the related leases.

       (i)    FINANCING COSTS

              Financing costs are being amortized on the straight-line method over the life of the related debt.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       (j)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (k)    INCOME TAXES

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

       (l)    FRANCHISE REVENUE

              Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. Costs associated with franchise operations are recognized on the accrual basis. The president and certain members of the board of directors are also franchisees. As franchisees these individuals have transactions from time to time with the Company, including payments for franchise fees, during the normal course of business.

       (m)    STOCK OPTION PLAN

              Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

              entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under SFAS No. 123.

       (n)    SUPPLEMENTAL CASH FLOW INFORMATION

              The Company paid approximately $811,000, $719,000 and $947,000 in cash for interest and $507,000, $936,000 and $508,000 in cash for income taxes during 1999, 1998 and 1997, respectively. Noncash transactions for 1999 include write-offs of accounts and notes receivable of $164,058. Noncash transactions for 1998 include capital lease obligations for equipment of $14,581, write-offs of accounts and notes receivable of $91,728, transfers between accounts receivable and notes receivable of $119,372, equipment purchases included in accounts payable of $387,994 and the issuance of 400,000 shares of common stock with an estimated value of $500,000 in connection with the purchase of equipment and leasehold improvements (see note 4). Noncash transactions for 1997 include capital lease obligations for equipment totaling $113,986, write-offs of accounts and notes receivable of $160,515, transfers between accounts receivable and notes receivable of $100,045 and the issuance of 200,000 shares of common stock with an estimated value of $237,598 under provisions of a noncompete agreement (see note 8).

       (o)    EARNINGS PER SHARE

              Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 1998 and 1997 because these effects are anti-dilutive. Convertible preferred stock and common stock warrants are not included in computing diluted earnings per share prior to their conversion in connection with the reverse merger acquisition (see note 2), since the conditions for their issuance, such as an initial public offering or registration of the Company's common stock, had not taken place.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

              The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

                                                               WEIGHTED
                                                INCOME          AVERAGE       EARNINGS
                                                (LOSS)          SHARES       PER SHARE
     YEAR ENDED DECEMBER 31, 1999             (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                              -----------    -------------   ---------
     Net income - basic                       $   152,989     10,457,214      $   .01
                                                                              =======
     Effect of dilutive stock options                --           37,482
                                              -----------    -----------
     Net income - diluted                     $   152,989     10,494,696      $   .01
                                              ===========    ===========      =======
     YEAR ENDED DECEMBER 31, 1998
     Income before extraordinary item -
       basic and diluted                      $ 1,168,791      9,171,150      $   .13
     Extraordinary item - basic and diluted       (51,451)     9,171,150      $   .01
                                              -----------                     -------
     Net income - basic and diluted           $ 1,117,340      9,171,150      $   .12
                                              ===========    ===========      =======
     YEAR ENDED DECEMBER 31, 1997
     Net income - basic and diluted           $ 1,056,493      9,128,410      $   .12
                                              ===========    ===========      =======

       (p)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (q)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

(2)    BUSINESS COMBINATION

       Effective July 1, 1999, Austins Steaks & Saloon, Inc. ("Austins"), a Delaware corporation, merged with The WesterN SizzliN Corporation ("WesterN SizzliN"), a Tennessee corporation, located in Roanoke, Virginia. The assets and business of WesterN SizzliN are now owned by a wholly-owned subsidiary of Austins, The WesterN SizzliN Corporation, a Delaware corporation. As a result of the merger, Austins' six restaurants located in Arizona, Nebraska and New Mexico have been combined with WesterN SizzliN.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       Effective June 30, 1999, each of the outstanding 2,700,406 shares of Austins common stock were split 1 for 3.135, leaving a total of 861,374 Austins shares outstanding prior to the merger. Upon completion of the merger, the Austins shareholders own approximately 7 percent of the outstanding equity and the WesterN SizzliN shareholders own approximately 93 percent of the outstanding equity of the combined company.

       Pursuant to the merger, each share of WesterN SizzliN common and Series B convertible preferred stock (4,339,000 and 874,375 shares, respectively) were converted into two shares of Austins common stock. Also effective with the merger, each WesterN SizzliN common stock warrant (371,250 warrants) was converted into two shares of Austins common stock.

       The business combination has been accounted for as a reverse acquisition using the purchase method of accounting. In the acquisition, the shareholders of the acquired company, WesterN SizzliN, received the majority of the voting interests in the surviving consolidated company. Therefore, WesterN SizzliN was deemed to be the acquiring company for financial reporting purposes and accordingly, all of the assets and liabilities of Austins have been recorded at fair value and the operations of Austins have been reflected in the operations of the combined company from July 1, 1999, the date of inception.

       The purchase price of the business combination was determined based on the market price of Austins' securities over a reasonable period of time before and after the two companies reached an agreement on the purchase price and the proposed transaction was announced. On February 23, 1999, Austins and WesterN SizzliN signed a letter of intent agreeing on the purchase price and announced the proposed transaction. The average closing market price for the five business day period beginning February 19, 1999 and ending February 25, 1999 for Austins was $1.2695. Applying this price per share to the Austins' presplit common shares issued, and including the estimated direct costs incurred as a result of the acquisition of $570,813, resulted in a purchase price of $3,999,081. The aggregate purchase price was allocated based upon management's best estimate of the fair values of identifiable assets and liabilities of Austins at the date of acquisition as follows:

       Current assets (including cash of $10,431)   $   204,675
       Property and equipment, net                    2,672,361
       Other assets                                     380,615
       Favorable lease rights                           553,833
       Goodwill                                         925,372
       Trademarks                                        76,283
       Deferred tax assets                            1,344,184
       Long-term debt                                (1,204,264)
       Current liabilities                             (684,050)
       Note payable to shareholder                     (269,928)
                                                    -----------
                          Total                     $ 3,999,081
                                                    ===========

                                     F-13

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       Goodwill resulting from the acquisition is being amortized on a straight-line basis over 15 years.

       The following unaudited pro forma financial information presents the combined results of operations of WesterN SizzliN and Austins as if the acquisition had occurred as of the beginning of 1999 and 1998 after giving effect to certain adjustments, including amortization of goodwill and favorable lease rights and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had WesterN SizzliN and Austins constituted a single entity during such periods.

                                               YEARS ENDED DECEMBER 31,
                                                1999             1998
                                            -----------------------------
                                                     (UNAUDITED)

       Total revenues                       $     47,072,370   46,467,994
                                            ================   ==========
       Net income                           $         39,193      706,511
                                            ================   ==========
       Earnings per share                   $             --          .07
                                            ================   ==========

(3)    ACCOUNTS AND NOTES RECEIVABLE

       Activity in the allowance for doubtful accounts was as follows:

                                                                          1999               1998               1997
                                                                      -------------      -----------         ---------
       Allowance for doubtful accounts:
        Beginning of year                                             $     374,811          322,870           368,813
        Provision for bad debts                                              99,793          143,669           114,572
        Recoveries                                                           23,418               --                --
        Accounts and notes receivable written off                          (164,058)         (91,728)         (160,515)
                                                                      -------------          -------          --------
          End of year                                                 $     333,964          374,811           322,870
                                                                      =============          =======          ========
       Allowance for doubtful accounts allocated to:
        Accounts receivable                                           $     185,062          251,397           190,739
        Notes receivable                                                    148,902          123,414           132,131
                                                                      -------------          -------          --------
                                                                      $     333,964          374,811           322,870
                                                                      =============          =======          ========

       The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $386,735 and $148,902, respectively, at December 31, 1999, and $411,810 and $123,414, respectively, at December 31, 1998.
       The average recorded investment in impaired notes was approximately $399,000, $424,000 and $451,000 during 1999, 1998 and 1997, respectively.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       The Company's franchisees and company-operated stores are not concentrated in any specific geographic region, but are concentrated in the family steak house business. No single franchisee accounts for a significant amount of the Company's franchise revenue, and there were no significant accounts or notes receivable from a single franchisee at December 31, 1999 or 1998. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(4)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1999 and 1998 consists of the following:

                                                                                1999                1998
                                                                         -----------------   -----------------
       Land and improvements                                             $        775,000             300,000
       Buildings and improvements                                                 400,000             400,000
       Furniture, fixtures and equipment                                        4,567,086           3,657,565
       Leasehold improvements                                                   7,197,070           5,195,406
                                                                         ----------------           ---------
                                                                               12,939,156           9,552,971
        Less accumulated depreciation and amortization                          3,118,935           2,112,545
                                                                         ----------------           ---------
                                                                         $      9,820,221           7,440,426
                                                                         ================           =========

       On September 18, 1998, the Company assumed an existing lease of a store from a franchisee. The purchase price for the store's equipment and leasehold improvements was $700,000 and included a combination of $200,000 of cash and 400,000 shares of common stock with an estimated fair value of $500,000. The $1.25 per share fair market value assigned to the common stock was based on negotiations between the Company and the seller, a related party who owns more than 10 percent of the Company's stock, and the Company's consideration of the estimated fair market value of the stock. The Company has an option until September 17, 2000 to buy back the stock for $500,000 which is based on $1.25 per share. From September 17, 2000 until September 17, 2002, the Company has an option to buy back the stock at increasing purchase prices ranging from $600,000 ($1.50 per share) to $700,000 ($1.75 per share).

(5)    DEBT

       Long-term debt at December 31, 1999 and 1998 consists of the following:

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                                                                                               1999          1998
                                                                                             ----------   ----------
Notes payable to finance company with interest rates ranging from 9.82% to
   10.07% due in equal monthly installments, including principal and interest, ranging from $5,395 to $17,182, with final payments due from April 1, 2005 through April 1, 2013; collateralized by real property, accounts receivable,
   inventory and furniture, fixtures and equipment                                            $5,688,333    6,005,556

$750,000 note payable to bank, paid in full during 1999                                               --      750,000

$300,000 term note payable to stockholder, paid in full
   during 1999                                                                                        --      300,000

12% notes payable to stockholders with effective interest
   rate of 13.82% due in equal monthly principal installments of $17,470, with final payment due February 1, 2001; collateralized by the assignment of
   franchise revenues                                                                            227,120      436,769

Various notes payable to finance company, paid in full
   during 1999                                                                                        --       13,495

$1,000,000 note payable to bank with an interest rate of the bank's prime rate
   (8.5% at December 31, 1999), payable in monthly installment of $83,333, with final payment due August 31, 2000; collateralized by accounts
   and notes receivable                                                                          771,050           --

$300,000 note payable to bank with an interest rate of
   the bank's prime rate (8.5% at December 31, 1999), with interest payable monthly, with final payment due June 9,
   2000; collateralized by accounts and notes receivable                                         300,000           --

Notes payable to bank with an interest rate of the bank's prime rate (8.5% at December 31, 1999), with interest payable
   monthly, with final payment due January 30, 2000;
   collateralized by real property, accounts receivable,
   inventory and furniture, fixtures and equipment                                               605,000           --

Note payable to bank with an interest rate of the bank's prime rate plus 1% (10.50% at December 31, 1999), due in monthly installments of $5,000 plus interest, with final payment due
   January 31, 2000, collateralized primarily by all assets of one
   of the Company's subsidiaries                                                                  85,617           --

                                     F-16

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                                                                                               1999          1998
                                                                                            ----------    ----------
10% unsecured notes payable to stockholders, due in monthly installments of
   $37,500 plus interest, with final payment due September 15, 2000                          $  341,667          --

Unsecured note payable with an interest rate of 9.0%, payable in
   monthly installments of $1,620, with final payment due August 15, 2001                       167,513          --

Other                                                                                            76,828          --
                                                                                             ----------   ----------
           Total long-term debt                                                               8,263,128   7,505,820

    Less current installments                                                                 2,686,973   1,589,928
                                                                                             ----------   ----------
           Long-term debt, excluding current installments                                    $5,576,155   5,915,892
                                                                                             ==========   ==========

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999 and years thereafter are as follows: 2000, $2,686,973; 2001, $585,525; 2002, $447,103; 2003, $487,544; 2004,
$519,334 and years    thereafter, $3,536,649.

On March 31, 1998, the Company completed financing agreements to replace certain notes payable to stockholders, term notes, promissory notes and notes payable to banks. The refinancing resulted in a loss of $83,140 before income tax benefit, which included write-offs of $74,476 of unamortized discounts and $8,664 in deferred financing costs.

During 1998, the Company replaced its existing line of credit with a $500,000 secured line of credit from a commercial bank payable on demand, bearing interest at the bank's prime rate which approximated 8.5 and 7.75 percent at December 31, 1999 and 1998, respectively, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts. Borrowings outstanding under the line of credit at December 31, 1999 and 1998 were $446,139 and $410,868, respectively.

The notes payable to finance company referred to above with a balance of $5,688,333 at December 31, 1999 contain certain restrictive covenants including debt coverage ratios and periodic reporting requirements. In addition, certain subsidiaries are restricted from transferring assets or paying dividends to The WesterN SizzliN Corporation without obtaining the prior written consent of the lender. The net assets of these subsidiaries subject to such restrictions approximated $152,000 of consolidated net assets at December 31, 1999. At December 31, 1999, the Company was not in compliance with the debt coverage ratio related to one store. A letter was obtained from the finance company dated March 21, 2000, which waived such noncompliance through February 15, 2001.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

(6)    LEASES

       The Company is obligated under various leases for offices, Company-operated stores and equipment. The following schedule summarizes equipment under leases that have been accounted for as capital leases and are included in property and equipment in the accompanying consolidated balance sheets:

                                                1999       1998
                                              --------   --------
       Equipment                              $199,927    199,927
       Less accumulated amortization            92,733     62,684
                                              --------   --------
         Equipment under capital leases, net  $107,194    137,243
                                              ========   ========

       At December 31, 1999, minimum rental payments due under capital and operating leases are as follows:

                                                                                         CAPITAL            OPERATING
                                                                                         LEASES              LEASES
                                                                                   -----------------   -----------------
        2000                                                                        $      48,162           1,804,421
        2001                                                                               36,316           1,791,288
        2002                                                                               20,269           1,714,662
        2003                                                                                  --            1,316,460
        2004                                                                                  --            1,201,506
        Subsequent years                                                                      --            3,641,385
                                                                                   -----------------   -----------------
              Total minimum lease payments                                                104,747       $  11,469,722
                                                                                                       =================
        Imputed interest (rates ranging from 7% through 10%)                               20,557
                                                                                   -----------------
              Present value of net minimum lease payments                                  84,190

        Less current installments of obligations under capital leases                      39,851
                                                                                   -----------------
              Obligations under capital leases, excluding
                current installments                                                $      44,339
                                                                                   =================

       Total rent expense under operating leases for 1999, 1998 and 1997 approximated $1,763,000, $1,579,000 and $1,284,000, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

       The Company leases the location of one of its stores from a partnership, one of whose partners is the former president of the Company. The operating lease term is 20 years and calls for rental payments of approximately $86,190 per year. In addition, the Company leases chartered air service from time to time from a company owned by the president of the Company. The total expenses for chartered air service were approximately $158,491, $147,800 and $87,500 for 1999, 1998 and 1997,
       respectively.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       The Company currently has management agreements for the operation of two properties. Future minimum payments to be received under these management agreements for each of the five years subsequent to December 31, 1999 and years thereafter are as follows: 2000, $96,000; 2001, $96,000; 2002,
       $104,000; 2003, $104,000; 2004, $104,000 and years thereafter, $407,000.

(7)    INCOME TAXES

       Income tax expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                                           CURRENT          DEFERRED           TOTAL
                                                                        --------------   --------------   ---------------
       Year ended December 31, 1999:
         Federal                                                        $     124,650           10,712           135,362
         State                                                                 23,401            1,071            24,472
                                                                        --------------   -------------    ---------------
                                                                        $     148,051           11,783           159,834
                                                                        ==============   ==============   ===============
       Year ended December 31, 1998:
         Federal                                                        $     646,618           26,749           673,367
         State                                                                110,116           12,668           122,784
                                                                        --------------   -------------    ---------------
                                                                        $     756,734           39,417           796,151
                                                                        ==============   ==============   ===============
       Year ended December 31, 1997:
         Federal                                                        $     329,189          281,241           610,430
         State                                                                 90,695           17,025           107,720
                                                                        --------------   -------------    ---------------
                                                                        $     419,884          298,266           718,150
                                                                        ==============   ==============   ===============




       Income tax expense differs from the amount computed by applying the statutory corporate tax rate of 34 percent to income before income tax expense and extraordinary item as follows for the years ended December 31, 1999, 1998 and 1997:

                                                                           1999             1998              1997
                                                                     --------------   --------------   ---------------
       Expected income tax expense                                    $     106,360          668,080           603,378
       State income tax, net of federal income tax benefit                   16,152           77,900            71,095
       Nondeductible goodwill                                                27,034           16,547            16,547
       Other                                                                 10,288           33,624            27,130
                                                                     --------------   --------------   ---------------
                                                                      $     159,834          796,151           718,150
                                                                     ==============   ==============   ===============

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       During the year ended December 31, 1998, the Company recognized an extraordinary loss on debt extinguishment of $51,451 net of the related income tax benefit of $31,689.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                       1999                1998
                                                                                 -----------------   -----------------
       Deferred tax assets:
             Net operating loss carryforward                                      $        925,460                  --
             Accounts receivable, principally due to allowance for
                doubtful accounts                                                          126,773             121,883
             Property and equipment, principally due to differences
                in depreciation                                                            286,868                  --
             Other                                                                          95,903              48,854
                                                                                 -----------------   -----------------
                     Total gross deferred tax assets                                     1,435,004             170,737
                                                                                 -----------------   -----------------
       Deferred tax liabilities:
             Property and equipment, principally due to differences
               in depreciation                                                                  --             245,888
             Accounting method change                                                      120,973             181,460
             Favorable lease rights                                                        196,804                  --
             Other                                                                          41,437                  --
                                                                                 -----------------   -----------------
                     Total gross deferred liabilities                                      359,214             427,348
                                                                                 -----------------   -----------------
                     Net deferred tax asset (liability)                            $     1,075,790            (256,611)
                                                                                 =================   =================

       Management has determined that a valuation allowance for deferred tax assets is not necessary.

       At December 31, 1999, the Company has loss carryforwards for income tax purposes of $2,437,987 available to offset future taxable income. These loss carryforwards, which were acquired with the reverse merger acquisition, are subject to certain annual limitations. If not utilized, these loss carryforwards will expire as follows:

       EXPIRATION DATE
       2010                                                                     $        262,794
       2011                                                                            1,204,458
       2012                                                                              567,299
       2018                                                                              403,436
                                                                                -----------------
                                                                                $      2,437,987
                                                                                =================

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

(8)    COMMON STOCK OPTIONS AND WARRANTS

       The Company's Board of Directors has adopted an Employee Stock Option Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 400,000 shares of the Company's authorized, but unissued common stock. Accordingly, 400,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to or in excess of the stock's fair market value at the date of grant. The term of each stock option is fixed but no stock option shall be exercisable more than ten years after the date the stock option is granted. Stock options granted under the Plan are exercisable either at the date of grant or twelve months from the date of grant.

       The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 of $1.27, $.10 and $.04, respectively, was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                            1999              1998             1997
                                                                       --------------   ---------------  ---------------
        Expected dividend yield                                                     0%                0%               0%
        Risk-free interest rate                                                     5%                6%               7%
        Expected life of options                                             4.0 years         5.5 years        7.5 years
        Expected volatility                                                        57%                5%               5%

       As discussed in note 1(m), the Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                                            1999              1998             1997
                                                                       --------------   ---------------  ---------------
        Net income:
          As reported                                                   $     152,989         1,117,340        1,056,493
          Pro forma                                                            87,122         1,106,299        1,054,645
        Basic and diluted net income per share:
          As reported                                                   $         .01               .12              .12
          Pro forma                                                               .01               .12              .12

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997


       Stock option activity during the years ended December 31, 1999, 1998 and 1997 was as follows:

                                                                                WEIGHTED
                                                             NUMBER OF          AVERAGE
                                                              SHARES         EXERCISE PRICE
                                                             ---------       --------------
       Balance at December 31, 1996                            182,000              $1.50

           Granted                                             170,000              $1.50
           Forfeited                                           (30,000)             $1.50
                                                              --------              -----
       Balance at December 31, 1997                            322,000              $1.50

           Granted                                             144,000              $1.50
           Forfeited                                           (16,000)             $1.50
                                                              --------
       Balance at December 31, 1998                            450,000              $1.50

           Additional options arising from reverse
              merger acquisition                                87,406              $5.06
           Granted                                              80,000              $1.50
           Exercised                                          (155,000)             $1.50
           Forfeited                                           (71,897)             $4.66
                                                              --------
       Balance at December 31, 1999                            390,509              $1.72
                                                              ========
       Exercisable at December 31, 1999                        390,509              $1.72
                                                              ========



       At December 31, 1999, the weighted average remaining contractual life of outstanding options was 4.5 years. The 390,509 stock options outstanding at December 31, 1999 include 100,000 stock options issued in connection with a noncompete agreement (see below).

       In conjunction with the 12 percent notes payable to stockholders, which were partially refinanced during 1998 (see note 5) and originally issued in 1996, the Company issued 371,250 detachable stock purchase warrants to the note holders. The value ascribed to these warrants, as determined by an independent investment banker, was $.37 per warrant for an aggregate of $137,363. Accordingly, the face amount of the notes payable were discounted and a corresponding amount was recorded as additional paid-in capital. The discount on the notes payable was amortized as interest expense using the interest method over the life of the notes payable, except for the portion that was written off in connection with the debt refinancing in 1998 (see note 5). Effective with the reverse merger acquisition (see note 2), these warrants were converted into 742,500 shares of common stock.

       On October 1, 1997, the Company leased five stores from a former franchisee. In connection with this transaction, the former franchisee entered into a noncompete agreement for a period of two years in exchange for 200,000 shares of the Company's common stock and stock options for 100,000 shares

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       exercisable at $1.50 per share. The value assigned to the noncompete agreement by the Company was $237,598 and was determined based on the estimated fair market value of the stock at the date of grant. This amount was amortized on a straight-line basis over the term of the agreement. In addition, the Company is required to spend at least $500,000 on property improvements over the original lease term of five years.

(9)    EMPLOYEE BENEFIT PLAN

       The Company implemented a 401(k) investment plan (the Plan) on January 1, 1999 for the benefit of its employees. Employees are eligible to participate in the 401(k) plan after a 12-month period of service. Under the 401(k) plan, employees may elect to have up to 16 percent of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provides for discretionary contributions by the Company. As of December 31, 1999, the Company had accrued approximately $26,000 for 1999's discretionary contribution.

(10)   LEGAL SETTLEMENT AND PRIVATE PLACEMENT OF COMMON STOCK

       On September 10, 1999, the Company completed a settlement agreement with David K. Wachtel, Jr. with respect to long-standing litigation initiated in February 1995. Under the terms of the settlement agreement, Austins paid Mr. Wachtel $1,000,000, which is included in other expense for the year ended December 31, 1999, in settlement of all claims he had in the litigation. Additionally, Mr. Wachtel withdrew his notice to dissent from the merger between Austins and WesterN SizzliN with respect to the 684,000 WesterN SizzliN shares (premerger) owned by him, and Austins repurchased these shares for the sum of $3,420,000.

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

       As a part of the private placement, Austins issued 1,286,200 shares of its common stock to the qualified investors-purchasers. The holders of a majority of the stock ultimately acquired in the private placement have the right, for the one-year period commencing March 15, 2000, to request Austins to file a registration statement with the Securities and Exchange Commission to permit the resale of the stock. The registration must remain effective for 45 days and Austins must cover the costs of the registration. If any investor may resell all of his or her share in a single three-month period utilizing Rule 144, then the registration rights will not apply to that investor.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                     1999                              1998
                                                        -------------------------------  -------------------------------
                                                          CARRYING           FAIR           CARRYING          FAIR
                                                            AMOUNT           VALUE            AMOUNT           VALUE
                                                        --------------  ---------------  ---------------  --------------
       Financial assets:
          Cash and cash equivalents                      $     510,833          510,833          643,536         643,536
          Accounts receivable                                  910,552          910,552          870,552         870,552
          Notes receivable                                     237,833          217,457          288,396         263,688
          Other receivables                                     73,682           73,682           76,205          76,205
       Financial liabilities:
          Credit line note payable to bank               $     446,139          446,139          410,868         410,868
          Accounts payable                                   2,780,388        2,780,383        2,186,236       2,186,236
          Accrued expenses and other                           676,202          676,202          878,805         878,805
          Long-term debt                                     8,263,128        8,186,075        7,505,820       7,408,810


       The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       - Cash and cash equivalents, accounts receivable, other receivables, credit line note payable to bank, accounts payable and accrued expenses and other: The carrying amounts approximate fair value because of the short maturity of those instruments.

       - Notes receivable: The fair value is determined as the present value of expected future cash flows discounted at the interest rate which approximates the rate currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

       - Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates which approximate those currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

(12)   REPORTABLE SEGMENTS

       Effective January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way the Company reports information about operating segments in its financial statements. The adoption did not affect results of operations or financial position.

       The Company has defined two reportable segments: Company-operated restaurants and franchising. The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of "WesterN SizzliN Steakhouse," "Great American Steak & Buffet" and "WesterN SizzliN Wood Grill." The franchising segment consists of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

       Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes. Administrative and capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intercompany sales and transfers as if the sales or transfers were with third parties and eliminates the related profit in consolidation.

       Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 31, 1999, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more of the Company's consolidated revenues.

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       The following table summarizes reportable segment information:

                                                                          YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                            1999        1998        1997
                                                                        ------------  ----------  ----------
       Revenues from reportable segments:
         Restaurants                                                 $    36,264,433  30,396,292  26,653,025
         Franchising and other                                             6,261,331   6,698,055   6,870,921
                                                                     ---------------  ----------  ----------
             Total revenues                                          $    42,525,764  37,094,347  33,523,946
                                                                     ===============  ==========  ==========
       Depreciation and amortization:
         Restaurants                                                 $     1,490,554   1,198,998     784,321
         Franchising and other                                               918,689     778,992   1,052,588
                                                                     ---------------  ----------   ---------
             Total depreciation and amortization                     $     2,409,243   1,977,990   1,836,909
                                                                     ==============   ==========   =========
       Interest expense:
         Restaurants                                                 $       671,079     612,415     676,246
         Franchising and other                                               125,571     133,597     493,716
                                                                     --------------   ----------   ---------
             Total interest expense                                  $       796,650     746,012   1,169,962
                                                                     ===============  ==========   =========
       Interest income:
         Restaurants                                                 $       30,725       27,630      10,971
         Franchising and other                                               19,973       17,385      13,740
                                                                     ---------------  ----------   ---------
             Total interest income                                   $       50,698       45,015      24,711
                                                                     ==============   ==========   =========

       Income (loss) before income taxes and extraordinary item:
         Restaurants                                                 $     (126,237)     337,197     579,813
         Franchising and other                                              439,060    1,627,745   1,194,830
                                                                     --------------   ----------   ---------
             Total income before income
                 taxes and extraordinary item                        $      312,823    1,964,942   1,774,643
                                                                     ==============   ==========   =========
       Gross fixed assets:
         Restaurants                                                 $   11,562,730    8,011,776   4,430,570
         Franchising and other                                            1,376,426    1,541,195   1,539,658
                                                                     --------------   ----------   ---------
             Total gross fixed assets                                $   12,939,156    9,552,971   5,970,228
                                                                     ==============   ==========   =========

                          AUSTINS STEAKS & SALOON, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                        1999             1998            1997
                                                                   ---------------  ---------------  --------------
       Expenditures for fixed assets (including acquisitions):
         Restaurants                                                 $   3,632,515        3,641,534         849,886
         Franchising and other                                             110,123            1,537              --
                                                                   ---------------  ---------------  --------------
               Total expenditures for fixed assets                   $   3,742,638        3,643,071         849,886
                                                                   ===============  ===============  ==============

(13)   CONTINGENCIES

       In September 1997, the Company filed suit against a former franchisee seeking to recover past due franchise fees. Subsequently, during 1998, the former franchisee filed a counterclaim against the Company alleging breach of contract and warrant, fraud, negligence, negligent misrepresentation, breach of fiduciary duty, tortious interference, and breach of the duty of good faith and fair dealing. The suit requests compensatory damages, treble damages and exemplary damages of not less than $500,000 plus prejudgment interest and attorney's fees.

       The court has ordered that the Company and former franchisee submit the dispute to arbitration. Management and its legal counsel cannot predict the outcome of the arbitration, and are unable to determine the effect on the consolidated financial statements of the Company.

       In addition to the litigation discussed in the preceding paragraphs, the Company is involved in other litigation from time to time during the normal course of its operations. Management does not believe the ultimate outcome of this litigation will have a material effect on the financial position or the results of operations of the Company. During 1999, 1998 and 1997, respectively, the Company recognized $351,947, $594,072 and $692,194 of legal expenses.