Form 10QSB
period 2000-03-31
AUSTINS STEAKS & SALOON INC
filed 2000-05-15
CIK 930686

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

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

As of April 20, 2000, there were 12,103,824 shares of the issuer's common stock outstanding.

                         AUSTINS STEAKS & SALOON, INC.
                                FORM 10-Q INDEX
                       THREE MONTHS ENDED MARCH 31, 2000

                                                                                                  PAGE

PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - March 31, 2000 and December 31,
                    1999.............................................................................2

                  Consolidated Statements of Operations - Three Months Ended
                    March 31, 2000 and 1999..........................................................3

                  Consolidated Statement of Changes in Stockholders' Equity -
                    Three Months Ended March 31, 2000................................................4

                  Consolidated Statements of Cash Flows - Three Months Ended
                    March 31, 2000 and 1999..........................................................5

                  Notes to Consolidated Financial Statements......................................6-10

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..........................................11-15


PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS................................................................15

          ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.........................................15

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................15

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................15

          ITEM 5. OTHER INFORMATION................................................................15

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AUSTINS STEAKS & SALOON, INC.
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999

                                                                                   MARCH 31,
                                                                                     2000          DECEMBER 31,
                                   ASSETS                                         (UNAUDITED)         1999
                                                                                -------------    --------------
Current assets:
    Cash and cash equivalents                                                   $    252,064     $    510,833
    Trade accounts receivable, net of allowance for doubtful accounts of
       $185,062 in 2000 and $185,062 in 1999                                         957,878          910,552
    Current installments of notes receivable                                         134,545          131,584
    Other receivables                                                                412,407          421,728
    Inventories                                                                      387,669          383,281
    Prepaid expenses                                                                 388,042          242,556
    Deferred income taxes                                                            202,372          202,372
                                                                                -------------    -------------
                   Total current assets                                            2,734,977        2,802,906

Notes receivable, less allowance for doubtful accounts of $148,902 in 2000
    and $148,902 in 1999, excluding current installments                              80,882          106,249
Property and equipment, net                                                        9,603,664        9,820,221
Franchise royalty contracts, net of accumulated amortization of $3,939,346
    in 2000 and $3,781,772 in 1999                                                 5,515,085        5,672,659
Goodwill, net of accumulated amortization of $1,717,492 in 2000 and
    $1,603,760 in 1999                                                             5,106,310        5,220,042
Financing costs, net of accumulated amortization of
    $33,574 in 2000 and $30,875 in 1999                                              156,729          159,428
Other assets, net                                                                    369,381          369,161
Deferred income taxes                                                                873,418          873,418
Favorable lease rights, net of accumulated amortization of $58,652 in 2000
    and $35,383 in 1999                                                              495,181          518,450
                                                                                -------------    -------------
                                                                                $ 24,935,627     $ 25,542,534
                                                                                =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                              $         --     $    149,305
    Credit line note payable to bank                                                 500,000          446,139
    Current installments of long-term debt                                         2,396,528        2,686,973
    Current installments of obligations under capital leases                          41,971           39,851
    Accounts payable                                                               2,502,178        2,780,388
    Accrued expenses and other                                                       632,041          676,202
                                                                                -------------    -------------
                   Total current liabilities                                       6,072,718        6,778,858

Long-term debt, excluding current installments                                     5,519,326        5,576,155
Obligations under capital leases, excluding current installments                      31,610           44,339
                                                                                -------------    -------------
                   Total liabilities                                              11,623,654       12,399,352
                                                                                -------------    -------------
Stockholders' equity (note 2):
    Common stock; $.01 par value.  Authorized 20,000,000 shares; issued and
       outstanding 12,103,824 shares in 2000 and 1999                                121,038          121,038
    Additional paid-in capital                                                     8,677,425        8,677,425
    Retained earnings                                                              4,513,510        4,344,719
                                                                                -------------    -------------
                   Total stockholders' equity                                     13,311,973       13,143,182

Commitments and contingencies
                                                                                -------------    -------------
                                                                                $ 24,935,627     $ 25,542,534
                                                                                =============    =============

          See accompanying notes to consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                       -----------------------------------
                                                                              2000              1999
                                                                       ----------------  -----------------
Revenues:
Company-operated stores                                                $   9,663,156     $   8,193,303
Franchise operations                                                       1,334,059         1,414,849
Other                                                                        126,223           135,780
                                                                       ----------------  -----------------
                   Total revenues                                         11,123,438         9,743,932
                                                                       ----------------  -----------------

Costs and expenses:
    Cost of company-operated stores                                        6,616,020         5,515,086
    Cost of franchise operations                                             554,226           513,301
    Other cost of operations                                                  93,699            95,978
    Restaurant operating expenses                                          1,143,773           901,089
    General and administrative                                             1,474,254         1,138,708
    Depreciation and amortization                                            633,881           552,318
                                                                       ----------------  -----------------
                   Total costs and expenses                               10,515,853         8,716,480
                                                                       ----------------  -----------------
                   Income from operations                                    607,585         1,027,452

Other income (expense):
    Interest expense                                                        (206,658)         (203,029)
    Interest income                                                            8,788            11,592
    Other                                                                   (134,254)         (100,632)
                                                                       ----------------  -----------------
                                                                            (332,124)         (292,069)
                                                                       ----------------  -----------------
                   Income before income tax expense                          275,461           735,383

Income tax expense                                                           106,670           283,600
                                                                       ----------------  -----------------
                   Net income                                          $     168,791     $     451,783
                                                                       ================  =================

    Earnings per share:
       Basic                                                                     .01               .05
       Diluted                                                                   .01               .05

                See accompanying notes to consolidated financial statements.

                          AUSTINS STEAKS & SALOON, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                        Three Months Ended March 31, 2000
                                  (Unaudited)


                                      COMMON STOCK              ADDITIONAL
                           --------------------------------      PAID-IN          RETAINED
                                SHARES           DOLLARS         CAPITAL          EARNINGS           TOTAL
                           ----------------   -------------  --------------   ---------------  ------------------
Balance,
    December 31, 1999        12,103,824     $   121,038     $   8,677,425    $   4,344,719    $    13,143,182
Net income                          --              --                --           168,791            168,791
                           ----------------  -------------   --------------   ---------------  ------------------
Balance,
    March 31, 2000           12,103,824     $   121,038     $   8,677,425    $   4,513,510    $    13,311,973
                           ================  =============   ==============   ===============  ==================

           See accompanying notes to consolidated financial statements.

                       AUSTINS STEAKS & SALOON, INC.
                   Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2000 and 1999
                                (Unaudited)

                                                                                  MARCH 31,         MARCH 31,
                                                                                    2000              1999
                                                                             ----------------   -----------------
Cash flows from operating activities:
    Net income                                                              $       168,791    $      451,783
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization of property and equipment                   334,013           292,426
          Amortization of franchise royalty contracts, goodwill
            and other assets                                                        299,868           259,892
          Provision for bad debts                                                        --            25,000
          (Increase) decrease in:
            Trade accounts receivable                                               (47,326)           67,621
            Notes receivable                                                         22,406           (83,257)
            Other receivables                                                         9,321               649
            Inventories                                                              (4,388)           35,570
            Prepaid expenses                                                       (145,486)          (51,070)
            Other assets                                                             (2,814)         (341,700)
          Increase (decrease) in:
            Accounts payable                                                       (278,210)         (576,413)
            Accrued expenses                                                        (44,161)          266,054
                                                                             ----------------   -----------------
                   Net cash provided by operating activities                        312,014           346,555
                                                                             ----------------   -----------------

Cash flows from investing activities:
    Additions to property and equipment                                            (117,456)         (162,597)
                                                                             ----------------   -----------------
                   Net cash used in investing activities                           (117,456)         (162,597)
                                                                             ----------------   -----------------
Cash flows from financing activities:
    Decrease in bank overdraft                                                     (149,305)            --
    Net increase in credit line note payable                                         53,861            89,132
    Payments on long-term debt and capital leases                                  (357,883)         (255,804)
                                                                             ----------------   -----------------
                   Net cash used in financing activities                           (453,327)         (166,672)
                                                                             ----------------   -----------------
                   Net increase (decrease) in cash and cash equivalents            (258,769)           17,286

Cash and cash equivalents at beginning of period                                    510,833           643,536
                                                                             ----------------   -----------------
Cash and cash equivalents at end of period                                  $       252,064    $      660,822
                                                                             ================   =================

           See accompanying notes to consolidated financial statements.

                         AUSTINS STEAKS & SALOON, INC.

                   Notes to Consolidated Financial Statements

                            March 31, 2000 and 1999

                                  (Unaudited)



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

       (b)    RECLASSIFICATIONS

              Certain reclassifications have been made to 1999 financial statement amounts to conform to the 2000 presentation.

(2)    BUSINESS COMBINATION

       Effective July 1, 1999, Austins Steaks & Saloon, Inc. ("Austins"), a Delaware corporation, merged with The WesterN SizzliN Corporation ("WesterN SizzliN"), a Tennessee corporation, located in Roanoke, Virginia. The assets and business of WesterN SizzliN are now owned by a wholly-owned subsidiary of Austins Steaks & Saloon, Inc., a Delaware corporation. As a result of the merger, Austins' six moderately priced, casual dining, full service restaurants located in Arizona, Nebraska and New Mexico have been combined with WesterN SizzliN.

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

                         AUSTINS STEAKS & SALOON, INC.

                   Notes to Consolidated Financial Statements

                            March 31, 2000 and 1999

                                  (Unaudited)


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

       Current assets (including cash of $10,431)          $      204,675
       Property and equipment, net                              2,672,361
       Other assets                                               380,615
       Favorable lease rights                                     553,833
       Goodwill                                                   925,372
       Trademarks                                                  76,283
       Deferred tax assets                                      1,344,184
       Long-term debt                                          (1,204,264)
       Current liabilities                                       (684,050)
       Note payable to shareholder                               (269,928)
                                                           --------------
                Total                                      $    3,999,081
                                                           ==============

       Goodwill resulting from the acquisition is being amortized on a straight-line basis over 15 years.

                         AUSTINS STEAKS & SALOON, INC.

                   Notes to Consolidated Financial Statements

                            March 31, 2000 and 1999

                                  (Unaudited)


(3)    LEGAL SETTLEMENT AND PRIVATE PLACEMENT OF COMMON STOCK

       On September 10, 1999, the Company completed its settlement agreement with David K. Wachtel, Jr. with respect to long-standing litigation initiated in February 1995. Under the terms of the settlement agreement, Austins paid Mr. Wachtel $1,000,000 which was included in other expense for the year ended December 31, 1999. Additionally, Mr. Wachtel withdrew his notice to dissent from the merger between Austins and the WesterN SizzliN with respect to the 684,000 WesterN SizzliN shares (premerger) owned by him, and Austins repurchased these shares for the sum of $3,420,000.

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

(4)    EARNINGS PER SHARE

       Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 2000 and 1999 because these effects are anti-dilutive. Convertible preferred stock and common stock warrants are not included in computing diluted earnings per share, prior to their conversion in connection with the reverse merger acquisition, since the conditions for their issuance, such as an initial public offering or registration of the Company's common stock, had not taken place.

                         AUSTINS STEAKS & SALOON, INC.

                   Notes to Consolidated Financial Statements

                            March 31, 2000 and 1999

                                  (Unaudited)


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

                                                                                WEIGHTED
                                                                                AVERAGE             EARNINGS
                                                             INCOME              SHARES            PER SHARE
                                                          (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                        ----------------- ---------------------  ---------------
THREE MONTHS ENDED MARCH 31, 2000
Net income - basic and diluted                          $     168,791            12,103,824               $ .01
                                                        ================= =====================  ===============
THREE MONTHS ENDED MARCH 31, 1999
Net income-basic and diluted                            $     451,783             8,678,000               $ .05
                                                        ================= =====================  ===============

(5)    REPORTABLE SEGMENTS

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

       Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through March 31, 2000, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more of the Company's consolidated revenues.

                         AUSTINS STEAKS & SALOON, INC.

                   Notes to Consolidated Financial Statements

                            March 31, 2000 and 1999

                                  (Unaudited)


The following table summarizes reportable segment information:

                                                                    THREE MONTHS ENDED MARCH 31
                                                                   ----------------------------
                                                                       2000             1999
                                                                   -----------       ---------
Revenues from reportable segments:
         Restaurants                                               $ 9,663,156       8,193,303
         Franchising and other                                       1,460,282       1,550,629
                                                                   -----------       ---------
                   Total revenues                                  $11,123,438       9,743,932
                                                                   ===========       =========
Depreciation and amortization:
         Restaurants                                                   450,393         352,708
         Franchising and other                                         183,488         199,610
                                                                   -----------       ---------
                   Total depreciation and amortization             $   633,881         552,318
                                                                   ===========       =========
Interest expense:
         Restaurants                                                   167,145         163,357
         Franchising and other                                          39,513          39,672
                                                                   -----------       ---------
                   Total interest expense                          $   206,658         203,029
                                                                   ===========       =========
Interest income:
         Restaurants                                                     6,426           6,819
         Franchising and other                                           2,362           4,773
                                                                   -----------       ---------
                   Total interest income                           $     8,788          11,592
                                                                   ===========       =========
Income before income taxes:
         Restaurants                                                     59382          460340
         Franchising and other                                         216,079         275,043
                                                                   -----------       ---------
                   Total income before income taxes                $   275,461         735,383
                                                                   ===========       =========

                                                                    March 31,        March 31,
                                                                      2000             1999
                                                                   -----------       ---------
Gross fixed assets:
         Restaurants                                                11,661,568       6,369,327
         Franchising and other                                       1,395,164       1,546,241
                                                                   -----------       ---------
                   Total gross fixed assets                        $13,056,732       7,915,568
                                                                   ===========       =========

Expenditures for fixed assets:
         Restaurants                                                    98,719         157,551
         Franchising and other                                          18,737           5,046
                                                                   -----------       ---------
                   Total expenditures for fixed assets             $   117,456         162,597
                                                                   ===========       =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Austins Steaks & Saloon, Inc. (the Company) underwent a reverse merger acquisition, effective July 1, 1999, with the WesterN SizzliN Corporation
(WSC). A further description of the transaction is provided in note 2 to the consolidated financial statements included in this quarterly report.

The Company currently operates and franchises a total of 235 restaurants located in 24 states, including 26 company-owned and 209 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and a casual dining steakhouse concept.

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

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2000 was $168,791, as compared to $451,783 for the three month period ended March 31, 1999. Net income was affected by lost sales due to severe winter weather, increased costs associated with marketing and sales building initiatives and costs associated with corporate infrastructure to support further expansion.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                 ----------------------
                                                                     2000        1999
                                                                 -----------  ---------

INCOME STATEMENT DATA
Revenues:
  Company-operated stores                                               86.9       84.1
  Franchise royalties and fees                                          12.0       14.5
  Other                                                                  1.1        1.4
                                                                 -----------  ---------
            Total revenues                                             100.0      100.0

Costs and expenses:
  Cost of company-operated stores                                       59.5       56.6
  Cost of franchise operations                                           5.0        5.3
  Other cost of operations                                               0.8        1.0
  Restaurant operating expenses                                         10.3        9.2
  General and administrative                                            13.3       11.7
  Depreciation and amortization                                          5.7        5.7
                                                                 -----------  ---------

            Income from operations                                       5.4       10.5

Other income (expense)                                                  (3.0)      (3.0)
                                                                 -----------  ---------
            Income before income tax expense                             2.4        7.5

Income tax expense                                                       0.9        3.0
                                                                 -----------  ---------
            Net income                                                   1.5        4.5
                                                                 ===========  =========
RESTAURANT DATA

Number of company-operated stores, beginning
  of period                                                               26         20
Number of company-operated stores, end of
  period                                                                  26         20
Number of franchised restaurants, beginning of
  period                                                                 210        225
Number of franchised restaurants, end of period                          209        223


QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

Total revenues increased 14.2 percent to $11.1 million for the three-months ended March 31, 2000 as compared to $9.7 million for the comparable three-month period ended March 31, 1999. The three-month increase is attributable to an increase in company-operated stores revenues from $8.2 million for the 1999 period to $9.7 million for 2000 offset by decreases in franchise operations revenue from $1.4 million for the 1999 period to $1.3 million for the 2000 period. The total number of company stores open during the period was 26 in 2000 as compared to 20 for the 1999 period.

COSTS AND EXPENSES

Total costs and expenses increased from $8.7 million for the three months ended March 31, 1999 to $10.5 million for the three months ended March 31, 2000.

Costs of company-operated stores increased fom $5.5 million in the first quarter 1999 to $6.6 million for the first quarter of 2000. Restaurant operating expenses increased from $901,000 for 1999 to $1.1 million for 2000. The increases in costs of company-operated stores and restaurant operating expenses are attributable to a variety of factors including an increase in the number of company stores and the corresponding sales increases. Additionally, the Company has made investments in recruiting additional personnel to staff these operations and provide trained replacements in the pipeline to respond to the tight labor market within the industry. The costs of franchise operations show an increase to $554,000 for the quarter-to-date as compared to $513,000 for the comparable 1999 period. This increase represents expenses for increased franchise marketing efforts. The Company hired a director of franchise sales, a new position, in late June of 1999 and is actively stepping up its efforts to increase the number of units in the franchise system

Other cost of operations represent the cost of seasoning and marinade sales and the reductions in cost are consistent with the reductions in actual sales. General and administrative increased from $1.1 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000. The Company continues to make investments aimed at building the infrastructure to support continued growth and expansion. The addition of various personnel to the corporate staff, including a chief operating officer, upgrading technology, as well as general expenses of the corporation account for the increased levels of spending. Depreciation and amortization increased from $552,000 for the three months ended March 31, 1999 to $634,000 for the three months ended March 31, 2000 and is attributable to the Austins' acquisition and the increased fixed asset levels associated with the new stores.

OTHER INCOME (EXPENSE)

Interest expense showed a slight increase over the previous year's first quarter attributable to additional debt incurred as a result of a legal settlement and debt assumed in the reverse merger acquisition offset by debt reduction due to scheduled principal curtailments in accordance with terms of previously existing debt agreements. Interest income fluctuates according to the levels of available and investable cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income tax expense is directly affected by the levels of pretax income. The Company's effective tax rate was 38.7 percent in 2000 as compared to 38.6 percent for 1999.

LIQUIDITY AND CAPITAL RESOURCES

As is customary in the restaurant industry, the Company has operated with negative working capital. Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of the Company's line of credit and long-term debt provided by various lenders.

During the three months ended March 31, 2000 and 1999, the Company had net cash provided by operating activities of $312,014 and $346,555 respectively. Cash flows from operations were the primary source for capital expenditures and debt repayments during the period. The Company utilized its existing line of credit to provide additional funding. Management is reviewing available financing alternatives to provide cash for future expansion, to provide additional working capital and to restructure existing debt.

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



Item 1.     LEGAL PROCEEDINGS -N/A

Item 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS - N/A

Item 3.     DEFAULTS UPON SENIOR SECURITIES - N/A

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - N/A

Item 5.     OTHER INFORMATION - N/A

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:
                     Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K:  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Austins Steaks & Saloon, Inc.



Date: May 15, 2000                     By: /s/ Robert N. Collis, II
      ----------------------------         --------------------------------
                                           Robert N. Collis, II
                                           Chief Financial Officer