Form 10QSB
period 2000-06-30
AUSTINS STEAKS & SALOON INC
filed 2000-08-14
CIK 930686

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2000
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

(540) 345-3195
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes /x/  No / /

As of August 4, 2000, there were 12,103,824 shares of the issuer's common stock outstanding.

AUSTINS STEAKS & SALOON, INC.
Form 10-Q Index
Six Months Ended June 30, 2000

		Page
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheets—June 30, 2000 and December 31, 1999	2
	Consolidated Statements of Operations—Three Months and Six Months Ended June 30, 2000 and 1999	3
	Consolidated Statement of Changes in Stockholders' Equity—Six Months Ended June 30, 2000	4
	Consolidated Statements of Cash Flows—Six Months Ended June 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6-10
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14
PART II.	OTHER INFORMATION
	Item 1. Legal Proceedings	15
	Item 2. Change in Securities and Use of Proceeds	15
	Item 3. Defaults Upon Senior Securities	15
	Item 4. Submission of Matters to a Vote of Security Holders	15
	Item 5. Other Information	15
	Item 6. Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUSTINS STEAKS & SALOON, INC.
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999

	June 30, 2000 (unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$201,151	$510,833
Trade accounts receivable, net of allowance for doubtful accounts of $229,994 in 2000 and $185,062 in 1999	1,036,376	910,552
Current installments of notes receivable	109,226	131,584
Other receivables	131,492	421,728
Inventories	387,679	383,281
Prepaid expenses	330,548	242,556
Deferred income taxes	202,372	202,372

Total current assets	2,398,844	2,802,906
Notes receivable, less allowance for doubtful accounts of $130,900 in 2000 and $148,902 in 1999, excluding current installments	33,400	106,249
Property and equipment, net	9,478,646	9,820,221
Franchise royalty contracts, net of accumulated amortization of $4,096,920 in 2000 and $3,781,772 in 1999)	5,357,511	5,672,659
Goodwill, net of accumulated amortization of $1,818,939 in 2000 and $1,603,760 in 1999	5,004,863	5,220,042
Favorable lease rights, net of accumulated amortization of $77,563 in 2000 and $35,383 in 1999	476,270	518,450
Deferred income taxes	873,418	873,418
Financing costs, net of accumulated amortization of $38,972 in 2000 and $30,875 in 1999	151,331	159,428
Other assets, net	264,963	369,161

	$24,039,246	$25,542,534

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$—	$149,305
Credit line note payable to bank	417,269	446,139
Current installments of long-term debt	1,462,682	2,686,973
Current installments of obligations under capital leases	36,299	39,851
Accounts payable	2,322,850	2,780,388
Accrued expenses and other	893,381	676,202

Total current liabilities	5,132,481	6,778,858
Long-term debt, excluding current installments	5,328,152	5,576,155
Obligations under capital leases, excluding current installments	23,280	44,339

Total liabilities	10,483,913	12,399,352

Stockholders' equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,103,824 shares in 2000 and 1999	121,038	121,038
Additional paid-in capital	8,677,425	8,677,425
Retained earnings	4,756,870	4,344,719

Total stockholders' equity	13,555,333	13,143,182
Commitments and contingencies

	$24,039,246	$25,542,534

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues:
Company-operated stores	$10,268,577	$8,598,438	$19,931,733	$16,791,741
Franchise operations	1,518,735	1,497,742	2,852,794	2,912,591
Other	133,606	142,982	259,829	278,762

Total revenues	11,920,918	10,239,162	23,044,356	19,983,094

Costs and expenses:
Cost of company-operated stores	7,199,282	5,970,011	13,815,302	11,485,097
Cost of franchise operations	570,946	575,818	1,125,172	1,089,119
Other cost of operations	100,138	102,146	193,837	198,124
Restaurant operating expenses	1,275,284	1,043,169	2,419,057	1,944,258
General and administrative	1,588,053	1,206,470	3,062,307	2,345,178
Depreciation and amortization	631,703	552,358	1,265,584	1,104,676

Total costs and expenses	11,365,406	9,449,972	21,881,259	18,166,452

Income from operations	555,512	789,190	1,163,097	1,816,642
Other income (expense):
Interest expense	(198,396)	(184,018)	(405,054)	(387,047)
Interest income	8,846	13,877	17,634	25,469
Other	26,798	(1,078,821)	(107,456)	(1,179,453)

	(162,752)	(1,248,962)	(494,876)	(1,541,031)

Income (loss) before income tax expense (benefit)	392,760	(459,772)	668,221	275,611
Income tax expense (benefit)	149,400	(177,500)	256,070	106,100

Net income (loss)	$243,360	$(282,272)	$412,151	$169,511

Earnings (loss) per share:
Basic	.02	(.03)	.03	.02
Diluted	.02	(.03)	.03	.02

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2000
(Unaudited)

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Dollars			Total
Balances, December 31, 1999	12,103,824	$121,038	$8,677,425	$4,344,719	$13,143,182
Net income	—	—	—	412,151	412,151

Balances, June 30, 2000	12,103,824	$121,038	$8,677,425	$4,756,870	$13,555,333

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2000 and 1999
(Unaudited)

	2000	1999
Cash flows from operating activities:
Net income	$412,151	$169,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	677,836	502,127
Amortization of franchise royalty contracts, goodwill, financing costs and other assets	587,748	602,549
Provision for bad debts	26,930	51,876
(Increase) decrease in:
Trade accounts receivable	(170,756)	(151,800)
Notes receivable	113,209	—
Other receivables	290,236	(3,152)
Inventories	(4,398)	53,431
Prepaid expenses	(87,992)	(23,015)
Other assets	97,054	86,200
Increase (decrease) in:
Accounts payable	(457,538)	(820,867)
Accrued expenses	217,179	326,636

Net cash provided by operating activities	1,701,659	793,496

Cash flows from investing activities:
Additions to property and equipment	(336,261)	(401,981)

Net cash used in investing activities	(336,261)	(401,981)

Cash flows from financing activities:
Net decrease in bank overdraft	(149,305)	—
Net increase (decrease) in credit line note payable	(28,870)	46,278
Payments on long-term debt and capital leases	(1,496,905)	(1,107,691)
Proceeds from exercise of common stock options	—	232,500

Net cash used in financing activities	(1,675,080)	(828,913)

Net decrease in cash and cash equivalents	(309,682)	(437,398)
Cash and cash equivalents at beginning of period	510,833	643,536

Cash and cash equivalents at end of period	$201,151	$206,138

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Notes to Consolidated Financial Statements

June 30, 2000 and 1999
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

Current assets (including cash of $10,431)	$204,675
Property and equipment, net	2,672,361
Other assets	380,615
Favorable lease rights	553,833
Goodwill	925,372
Trademarks	76,283
Deferred tax assets	1,344,184
Long-term debt	(1,204,264)
Current liabilities	(684,050)
Note payable to shareholder	(269,928)

Total	$3,999,081

    Goodwill resulting from the acquisition is being amortized on a straight-line basis over 15 years.

(3) Legal Settlement and Private Placement of Common Stock

    On September 10, 1999, the Company completed its settlement agreement with David K. Wachtel, Jr. with respect to long-standing litigation initiated in February 1995. Under the terms of the settlement agreement, Austins paid Mr. Wachtel $1,000,000 in settlement of all claims he had in the litigation, which was included in other expense for the three-month and six-month periods ended June 30, 1999. Additionally, Mr. Wachtel withdrew his notice to dissent from the merger between Austins and the WesterN SizzliN with respect to the 684,000 WesterN SizzliN shares (premerger) owned by him, and Austins repurchased these shares for the sum of $3,420,000.

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

(4) Earnings Per Share

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the three and six-month periods ended June 30, 2000 and 1999 because these effects are anti-dilutive. Common stock warrants are not included in computing diluted earnings per share, prior to their conversion in connection with the reverse merger acquisition, since the conditions for their issuance, such as an initial public offering or registration of the Company's common stock, had not taken place.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
Three months ended June 30, 2000
Net income—basic and diluted	$243,360	12,103,824	$.02

Three months ended June 30, 1999
Net income (loss)—basic and diluted	$(282,272)	8,681,407	$(.03)

Six months ended June 30, 2000
Net income—basic and diluted	$412,151	12,103,824	$.03

Six months ended June 30, 1999
Net income—basic and diluted	$169,511	8,679,713	$.02

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

    Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes and eliminations. Administrative and capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage. The Company accounts for intercompany sales and transfers as if the sales or transfers were with third parties and eliminates the related profit in consolidation.

    Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through June 30, 2000, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more of the Company's consolidated revenues.

    The following table summarizes reportable segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues from reportable segments:
Restaurants	$10,268,577	8,598,438	19,931,733	16,791,741
Franchising and other	1,652,341	1,640,724	3,112,623	3,191,353

Total revenues	$11,920,918	10,239,162	23,044,356	19,983,094

Depreciation and amortization:
Restaurants	448,215	352,748	898,608	705,456
Franchising and other	183,488	199,610	366,976	399,220

Total depreciation and amortization	$631,703	552,358	1,265,584	1,104,676

Interest expense:
Restaurants	167,511	159,305	334,656	322,662
Franchising and other	30,885	24,713	70,398	64,385

Total interest expense	$198,396	184,018	405,054	387,047

Interest income:
Restaurants	4,944	9,419	11,370	16,238
Franchising and other	3,902	4,458	6,264	9,231

Total interest income	$8,846	13,877	17,634	25,469

Income (loss) before income taxes:
Restaurants	(185,876)	88,498	(258,494)	376,838
Franchising and other	578,636	(548,270)	926,715	(101,227)

Total income (loss) before income taxes	$392,760	(459,772)	668,221	275,611

	June 30, 2000		June 30, 1999
Gross fixed assets:
Restaurants	$11,810,371		8,386,943
Franchising and other	1,455,358		1,559,768

Total gross fixed assets	$13,265,729		9,946,711

Expenditures for fixed assets:
Restaurants	247,522		382,516
Franchising and other	88,739		19,465

Total expenditures for fixed assets	$336,261		401,981

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

    The Company currently operates and franchises a total of 232 restaurants located in 24 states, including 25 company-owned and 207 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept. The Company signed a short-term lease agreement with Franchise Finance Corporation of America (FFCA) commencing June 8, 2000. Under the short-term lease agreement, the Company will operate 97 restaurant units, formerly owned by Quincy's Restaurants, Inc. The Company is entitled to 3.5 percent of gross sales as a management fee for operating the properties. The agreement initially expires August 31, 2000 and the Company and FFCA are exploring various alternatives for a long-term lease arrangement.

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

Results of Operations

    Net income for the three and six-month periods ended June 30, 2000 was $243,360 and $412,151, respectively, as compared to a net loss of $282,272 for the three months ended June 30, 1999 and net income of $169,511 for the six-month period ended June 30, 1999. The results for the three month and six month periods ended June 30, 1999 were affected by a $1,000,000 charge related to the settlement of litigation with the former president of WSC.

    The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented.

	Three Months Ended June 30		Three Months Ended June 30
	2000	1999	2000	1999
Income Statement Data
Revenues:
Company-operated stores	86.2%	84.0%	86.5%	84.0%
Franchise royalties and fees	12.7	14.6	12.4	14.6
Other sales	1.1	1.4	1.1	1.4

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of company-operated stores	60.4	58.3	60.0	57.5
Cost of franchise operations	4.8	5.6	4.9	5.5
Other cost of operations	0.8	1.0	0.8	1.0
Restaurant operating expenses	10.7	10.2	10.5	9.7
General and administrative	13.3	11.8	13.3	11.7
Depreciation and amortization	5.3	5.4	5.5	5.5

Income from operations	4.7	7.7	5.0	9.1
Other income (expense)	(1.4)	(12.2)	(2.1)	(7.7)

Income (loss) before income tax expense (benefit)	3.3	(4.5)	2.9	1.4
Income tax expense (benefit)	1.3	(1.7)	1.1	0.5

Net income (loss)	2.0%	(2.8)%	1.8%	0.9%

Restaurant Data
Number of company-operated stores, beginning of period	26	20	26	20
Number of company-operated stores, end of period	25	20	25	20
Number of franchised restaurants, beginning of period	209	223	210	225
Number of franchised restaurants, end of period	207	219	207	219

Quarter and Year-to-Date Ended June 30, 2000 Compared to Quarter and Year-to-Date Ended June 30, 1999

    Total revenues increased 16.4 percent to $11.9 million for the three-months ended June 30, 2000 as compared to $10.2 million for the comparable three-month period ended June 30, 1999. Total revenues for the six-month period ended June 30, 2000 increased 15.3 percent to $23.0 million from $20.0 million for the six months ended June 30, 1999. The three-month increase is primarily attributable to an increase in company-operated stores revenues from $8.6 million for the 1999 three-month period to $10.3 million for the 2000 three-month period. The six-month periods ended June 30, 2000 and 1999 showed similar trends with revenues from company-operated stores increasing to $19.9 million in 2000 from $16.8 million in 1999 with franchise operations revenue and other revenue showing slight decreases.

    The increase in company-operated stores revenue for the three-month period ended June 30, 2000 over June 30, 1999 is attributable to an increase in the number of company-operated stores from 20 for 1999 to 26 in 2000. This increase is attributable to the reverse merger acquisition which was effective July 1, 1999. The increase in company-operated stores revenue for the six-month period ended June 30, 2000 over June 30, 1999 is also attributable to the increase in stores previously referred to above. The slight increase in franchise operations revenue for the three-month period ended June 30, 2000 over June 30, 1999 is a combination of two factors, including a slight increase in franchise store sales on a comparable store basis and additional franchise transfer fees. The Company's systemwide revenues are comparable to industry trends. Other revenue consists of seasoning and marinade sales to franchises and the overall decreases are consistent with decreases in the number of franchised units within the system.

Costs and Expenses

    Total costs and expenses increased from $9.4 million for the three months ended June 30, 1999 to $11.3 million for the three months ended June 30, 2000. Total costs and expenses increased from $18.2 million for the six months ended June 30, 1999 to $21.9 million for the six months ended June 30, 2000.

    The increases in costs of company-operated stores and restaurant operating expenses are attributable to a variety of factors including an increase in the number of company stores and the corresponding sales increases, as well as rising beef prices. Additionally, the Company has made investments in recruiting additional personnel to staff these operations and provide trained replacements in the pipeline to respond to the tight labor market within the industry. The costs of franchise operations are comparable for the quarter as compared to 1999 while the year-to-date amounts show a slight increase from $1.09 million in 1999 to $1.13 million in 2000. The increase in the amounts represent expenses for increased franchise marketing efforts. The Company hired a director of franchise sales, a new position, in late June of 1999 and is actively stepping up its efforts to increase the number of units in the franchise system.

    Other cost of operations represent the cost of seasoning and marinade sales and the reductions in cost are consistent with the reductions in actual sales. General and administrative increased from $1.2 million for the three months ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000. General and administrative increased from $2.3 million for the six months ended June 30, 1999 to $3.1 million for the six months ended June 30, 2000. The Company continues to make investments aimed at building the infrastructure to support continued growth and expansion. The addition of various personnel to the corporate staff, including a chief operating officer and chief financial officer, upgrading technology, as well as general expenses of the corporation account for the increased levels of spending.

Other Income (Expense)

    The largest single item affecting other income and expense is the settlement of long-standing litigation with WSC's former president in June 1999. The settlement, including $1,000,000 related to the lawsuit, is more fully discussed in note 3 to the consolidated financial statements and is included in other expense. Additionally, the Company began operating 97 Quincy's units on June 8 under a short-term lease. The lease provides that Western Sizzlin will receive 3.5 percent of sales as a management fee. Management fees of approximately $190,000 were recorded in June 2000. This agreement is anticipated to result in additional revenues in the months of July and August as the agreement is initially set to expire August 31, 2000.

    The increase in interest expense for the three and six-month periods ended June 30, 2000 as compared to June 30, 1999 is attributable to debt assumed in the reverse merger acquisition effective July 1, 1999 and to debt incurred to finance part of the lawsuit settlement and repurchase of stock held by the former president of WSC. Interest income fluctuates according to the levels of available and investable cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

    Income tax expense is directly affected by the levels of pretax income. The Company's effective tax rate of approximately 38.0 percent in 2000 is comparable to the annualized rate of 38.3 percent for 1999.

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

    During the six months ended June 30, 2000 and 1999, the Company had net cash provided by operating activities of $1,701,659 and $793,496, respectively. Cash flows from operations were the primary source of capital expenditures and debt repayments during the period. In addition, the Company utilizes its existing line of credit to provide additional short-term funding. Management is actively reviewing available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, no final agreements have been reached on these matters.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—N/A

Item 2. Change in Securities and Use of Proceeds—N/A

Item 3. Defaults Upon Senior Securities—N/A

Item 4. Submission of Matters to a Vote of Security Holders—N/A

Item 5. Other Information—N/A

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:
      Exhibit 27—Financial Data Schedule

(b) Reports on Form 8-K:
      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AUSTINS STEAKS & SALOON, INC.
DATE: AUGUST 14, 2000	By:	/s/ ROBERT N. COLLIS II Robert N. Collis, II Chief Financial Officer

QuickLinks

AUSTINS STEAKS & SALOON, INC. Form 10-Q Index Six Months Ended June 30, 2000
PART I. FINANCIAL INFORMATION
AUSTINS STEAKS & SALOON, INC. Consolidated Balance Sheets June 30, 2000 and December 31, 1999
PART II. OTHER INFORMATION
SIGNATURES