Form 10QSB
period 2000-09-30
AUSTINS STEAKS & SALOON INC
filed 2000-11-14
CIK 930686

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from              to

Commission file number 0-25366

AUSTINS STEAKS & SALOON, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0723400 (I.R.S. Employer Identification No.)

317 Kimball Avenue, N.E.
Roanoke, Virginia 24016
(Address of principal executive offices)

(540) 345-3195
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes /x/  No / /

As of November 3, 2000, there were 12,079,900 shares of the issuer's common stock outstanding.

AUSTINS STEAKS & SALOON, INC.
Form 10-Q Index
Nine Months Ended September 30, 2000

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets — September 30, 2000 and December 31, 1999	2
		Consolidated Statements of Operations — Three Months and Nine Months Ended September 30, 2000 and 1999	3
		Consolidated Statement of Changes in Stockholders' Equity — Nine Months Ended September 30, 2000	4
		Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2000 and 1999	5
		Notes to Consolidated Financial Statements	6-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	14
	Item 2.	Change in Securities and Use of Proceeds	14
	Item 3.	Defaults Upon Senior Securities	14
	Item 4.	Submission of Matters to a Vote of Security Holders	14
	Item 5.	Other Information	14
	Item 6.	Exhibits and Reports on Form 8-K	14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999

	September 30, 2000	December 31, 1999
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$565,330	$510,833
Trade accounts receivable, net of allowance for doubtful accounts of $220,833 in 2000 and $185,062 in 1999	939,086	910,552
Current installments of notes receivable	76,784	131,584
Other receivables	701,618	421,728
Inventories	329,280	383,281
Prepaid expenses	423,272	242,556
Deferred income taxes	202,372	202,372

Total current assets	3,237,742	2,802,906
Notes receivable, less allowance for doubtful accounts of $128,822 in 2000 and $148,902 in 1999, excluding current installments	47,925	106,249
Property and equipment, net	9,342,437	9,820,221
Franchise royalty contracts, net of accumulated amortization of $4,254,494 in 2000 and $3,781,772 in 1999)	5,199,937	5,672,659
Goodwill, net of accumulated amortization of $1,864,335 in 2000 and $1,603,760 in 1999	4,959,467	5,220,042
Favorable lease rights, net of accumulated amortization of $116,343 in 2000 and $35,383 in 1999	437,490	518,450
Deferred income taxes	873,418	873,418
Financing costs, net of accumulated amortization of $43,020 in 2000 and $30,875 in 1999	147,283	159,428
Other assets, net	260,193	369,161

	$24,505,892	$25,542,534

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$—	$149,305
Credit line note payable to bank	476,707	446,139
Current installments of long-term debt	1,217,912	2,686,973
Current installments of obligations under capital leases	45,547	39,851
Accounts payable	2,571,937	2,780,388
Accrued expenses and other	1,178,534	676,202

Total current liabilities	5,490,637	6,778,858
Long-term debt, excluding current installments	5,008,383	5,576,155
Obligations under capital leases, excluding current installments	—	44,339

Total liabilities	10,499,020	12,399,352

Stockholders' equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,079,900 and 12,103,824 shares in 2000 and 1999, respectively	120,799	121,038
Additional paid-in capital	8,625,150	8,677,425
Retained earnings	5,260,923	4,344,719

Total stockholders' equity	14,006,872	13,143,182

Commitments and contingencies	$24,505,892	$25,542,534

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues:
Company-operated stores	$9,968,397	$10,246,135	$29,900,130	$27,037,876
Franchise operations	1,414,789	1,461,618	4,267,583	4,391,805
Other	131,054	137,084	390,883	398,250

Total revenues	11,514,240	11,844,837	34,558,596	31,827,931

Costs and expenses:
Cost of company-operated stores	7,018,011	7,340,054	20,833,313	18,825,151
Cost of franchise operations	959,621	1,021,514	2,845,001	2,807,421
Other cost of operations	98,704	101,721	292,541	299,847
Restaurant operating expenses	1,296,343	1,228,028	3,697,418	3,172,286
General and administrative	1,143,436	1,103,112	3,416,441	2,751,500
Depreciation and amortization	622,735	647,155	1,888,319	1,751,831

Total costs and expenses	11,138,850	11,441,584	32,973,033	29,608,036

Income from operations	375,390	403,253	1,585,563	2,219,895
Other income (expense):
Interest expense	(169,248)	(184,791)	(574,302)	(571,838)
Interest income	11,452	28,225	29,086	39,994
Other	596,984	(227,350)	442,452	(1,407,903)

	439,188	(383,916)	(102,764)	(1,939,747)

Income before income tax expense	814,578	19,337	1,482,799	280,148
Income tax expense	310,525	6,300	566,595	97,600

Net income	$504,053	$13,037	$916,204	$182,548

Earnings (loss) per share:
Basic	.04	—	.08	.02
Diluted	.04	—	.08	.02

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September  30, 2000
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Dollars			Total
Balances, December 31, 1999	12,103,824	$121,038	$8,677,425	$4,344,719	$13,143,182
Net income	—	—	—	916,204	916,204
Repurchase of common stock	(23,924)	(239)	(52,275)	—	(52,514)

Balances, September 30, 2000	12,079,900	$120,799	$8,625,150	$5,260,923	$14,006,872

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2000 and 1999
(Unaudited)

	September 30,
	2000	1999
Cash flows from operating activities:
Net income	$916,204	$182,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	998,874	848,008
Amortization of franchise royalty contracts, goodwill, financing costs and other assets	889,445	903,823
Provision for bad debts	35,000	77,603
Provision for deferred taxes	—	(169,760)
Gain on sale/disposal of property and equipment	—	(96,808)
(Increase) decrease in:
Trade accounts receivable	(63,534)	9,824
Notes receivable	113,124	23,560
Other receivables	(279,890)	(258,996)
Inventories	54,001	84,197
Prepaid expenses	(180,716)	(86,813)
Other assets	45,925	(22,267)
Increase (decrease) in:
Accounts payable	(208,451)	904,048
Accrued expenses	502,332	205,828

Net cash provided by operating activities	2,822,314	2,604,795

Cash flows from investing activities:
Additions to property and equipment	(521,090)	(1,873,347)
Acquisition costs, net of cash received	—	(570,813)
Proceeds from sale of property and equipment	—	70,585

Net cash used in investing activities	(521,090)	(2,373,575)

Cash flows from financing activities:
Net decrease in bank overdraft	(149,305)	—
Proceeds from long-term debt	119,570	1,700,000
Net increase in credit line note payable	30,568	62,593
Payments on long-term debt and capital leases	(2,195,046)	(2,093,112)
Proceeds from issuance of common stock in private placement	—	2,919,578
Proceeds from exercise of common stock options	—	232,500
Repurchase of common stock	(52,514)	(3,420,000)

Net cash used in financing activities	(2,246,727)	(598,441)

Net increase (decrease) in cash and cash equivalents	54,497	(367,221)
Cash and cash equivalents at beginning of period	510,833	643,536

Cash and cash equivalents at end of period	$565,330	$276,315

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Notes to Consolidated Financial Statements
September 30, 2000 and 1999
(Unaudited)

(1) Summary of Significant Accounting Policies

  (a) Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

(3) Legal Settlement and Private Placement of Common Stock

    On September 10, 1999, the Company completed its settlement agreement with David K. Wachtel, Jr. with respect to long-standing litigation initiated in February 1995. Under the terms of the settlement agreement, Austins paid Mr. Wachtel $1,000,000 in settlement of all claims he had in the litigation, which was included in other expense for the nine-month period ended September 30, 1999. Additionally, Mr. Wachtel withdrew his notice to dissent from the merger between Austins and the WesterN SizzliN with respect to the 684,000 WesterN SizzliN shares (premerger) owned by him, and Austins repurchased these shares for the sum of $3,420,000.

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

(4) Earnings Per Share

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the three and nine-month periods ended September 30, 2000 because these effects are anti-dilutive. Common stock warrants are not included in computing diluted earnings per share, prior to their conversion in connection with the reverse merger acquisition, since the conditions for their issuance, such as an initial public offering or registration of the Company's common stock, had not taken place.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
Three months ended September 30, 2000
Net income — basic and diluted	$504,053	12,095,936	$.04

Three months ended September 30, 1999
Net income — basic	$13,037	8,955,022
Effect of dilutive stock options	—	114,539	—

Net income — diluted	$13,037	9,069,561	—

Nine months ended September 30, 2000
Net income — basic and diluted	$916,204	12,101,195	$.08

Nine months ended September 30, 1999
Net income — basic	$182,548	8,772,491
Effect of dilutive stock options	—	38,599	$.02

Net income — diluted	$182,548	8,811,090	$.02

(5) Reportable Segments

    The Company has defined two reportable segments: Company-operated restaurants and franchising. The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of "WesterN SizzliN Steakhouse," "Great American Steak & Buffet," "WesterN SizzliN Wood Grill" and "Austins Steaks & Saloon. "The franchising segment consists of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

    Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through September 30, 2000, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more of the Company's consolidated revenues.

    The following table summarizes reportable segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues from reportable segments:
Restaurants	$9,968,397	10,246,135	29,900,130	27,037,876
Franchising and other	1,545,843	1,598,702	4,658,466	4,790,055

Total revenues	$11,514,240	11,844,837	34,558,596	31,827,931

Depreciation and amortization:
Restaurants	439,247	447,545	1,337,855	1,153,001
Franchising and other	183,488	199,610	550,464	598,830

Total depreciation and amortization	$622,735	647,155	1,888,319	1,751,831

Interest expense:
Restaurants	150,469	172,344	485,125	495,006
Franchising and other	18,779	12,447	89,177	76,832

Total interest expense	$169,248	184,791	574,302	571,838

Interest income:
Restaurants	10,128	27,039	21,498	21,183
Franchising and other	1,324	1,186	7,588	18,811

Total interest income	$11,452	28,225	29,086	39,994

Income (loss) before income taxes:
Restaurants	(285,429)	(225,749)	(543,923)	136,289
Franchising and other	1,100,007	245,086	2,026,722	143,859

Total income before income taxes	$814,578	19,337	1,482,799	280,148

	September 30, 2000		September 30, 1999
Gross fixed assets:
Restaurants	$11,963,919		12,927,921
Franchising and other	1,486,639		1,407,537

Total gross fixed assets	$13,450,558		14,335,458

Expenditures for fixed assets (including acquisition):
Restaurants	401,070		4,648,829
Franchising and other	120,020		133,658

Total expenditures for fixed assets	$521,090		4,782,487

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

    The Company currently operates and franchises a total of 232 restaurants located in 24 states, including 25 company-owned and 207 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept. The Company signed a short-term lease agreement with Franchise Finance Corporation of America (FFCA) commencing June 8, 2000. Under the short-term lease agreement, the Company will operate 97 restaurant units, formerly owned by Quincy's Restaurants, Inc. The Company is entitled to 3.5 percent of gross sales as a management fee for operating the properties. The agreement initially expired August 31, 2000 and is being renewed on a month-to-month basis. The Company and FFCA are exploring various alternatives for a long-term lease arrangement.

    From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-QSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following:the ability of the Company or its franchises to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Results of Operations

    Net income for the three and nine-month periods ended September 30, 2000 was $504,053 and $916,204, respectively, as compared to $13,037 and $182,548 for the three and nine-month periods ended September 30, 1999, respectively. The results for the nine-month period ended September 30, 2000 were positively effected by net management fee income of approximately $700,000 related to the short-term Quincy's lease agreement and the results for the nine-month period ended September 30, 1999 were negatively affected by a $1,000,000 charge related to the settlement of litigation with the former president of WSC.

    The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Income Statement Data
Revenues:
Company-operated stores	86.6%	86.5%	86.5%	85.0%
Franchise royalties and fees	12.3	12.3	12.4	13.8
Other sales	1.1	1.2	1.1	1.2

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of company-operated stores	61.0	62.0	60.3	59.2
Cost of franchise operations	8.3	8.6	8.2	8.8
Other cost of operations	0.9	0.9	0.8	0.9
Restaurant operating expenses	11.3	10.4	10.7	10.0
General and administrative	9.9	9.3	9.9	8.6
Depreciation and amortization	5.4	5.4	5.5	5.5

Total costs and expenses	96.8	96.6	95.4	93.0

Income from operations	3.2	3.4	4.6	7.0
Other income (expense)	3.9	(3.2)	(0.3)	(6.1)

Income before income tax expense	7.1	0.2	4.3	0.9
Income tax expense	2.7	0.1	1.6	0.3

Net income	4.4%	0.1%	2.7%	0.6%

Restaurant Data
Number of company-operated stores, beginning of period	25	26	26	20
Number of company-operated stores, end of period	25	26	25	26
Number of franchised restaurants, beginning of period	207	219	210	225
Number of franchised restaurants, end of period	207	215	207	215

Quarter and Year-to-Date Ended September 30, 2000 Compared to Quarter and Year-to-Date Ended September 30, 1999

    Total revenues decreased 2.8 percent to $11.5 million for the three-months ended September 30, 2000 as compared to $11.8 million for the comparable three-month period ended September 30, 1999. Total revenues for the nine-month period ended September 30, 2000 increased 8.6 percent to $34.6 million from $31.8 million for the nine months ended September 30, 1999. The three-month decrease is primarily attributable to a decrease in company-operated stores revenues from $10.2 million for the 1999 three-month period to $10.0 million for the 2000 three-month period and is attributable to one less store operating in 2000 as compared to 1999. The nine-month periods ended September 30, 2000 and 1999 showed revenues from company-operated stores increasing to $29.9 million in 2000 from $27.0 million in 1999 with franchise operations revenue and other revenue showing slight decreases.

    The decrease in company-operated stores revenue for the three-month period ended September 30, 2000 over September 30, 1999 is attributable to a decrease in the number of company-operated stores from 26 for 1999 to 25 in 2000. The increase in company-operated stores revenue for the nine-month period ended September 30, 2000 over September 30, 1999 is attributable to the increase in stores from 20 in 1999 to 25 in 2000 attributable to the reverse merger acquisition previously referred to above. Franchise and other operations revenue for the three-month period ended September 30, 2000 was $1.5 million compared to $1.6 million for September 30, 1999 and this decrease is a combination of two factors, including a slight increase in franchise store sales on a comparable store basis offset by a decrease in the actual number of franchised units. The Company's systemwide revenues are comparable to industry trends. Other revenue consists of seasoning and marinade sales to franchises and the overall decreases are consistent with decreases in the number of franchised units within the system.

Costs and Expenses

    Total costs and expenses decreased from $11.4 million for the three months ended September 30, 1999 to $11.1 million for the three months ended September 30, 2000. Total costs and expenses increased from $29.6 million for the nine months ended September 30, 1999 to $33.0 million for the nine months ended September 30, 2000.

    The decreases in costs of company-operated stores and restaurant operating expenses for the three-month period are attributable to a variety of factors including a decrease in the number of company stores and the corresponding sales decreases, as well as the Company's continued attention to cost control. The increases in costs for the nine-month period are attributable to the previously discussed increase in the number of company stores and the surrounding sales increases as well as rising beef prices. Additionally, the Company has made investments in recruiting additional personnel to staff these operations and provide trained replacements in the pipeline to respond to the tight labor market within the industry. The costs of franchise operations are comparable for the quarter and year to date as compared to 1999. The decrease for the quarter in franchise costs represents continued focus on cost control and one corporate position which was vacant. The increase in the year to date amounts represent expenses for increased franchise marketing efforts. The Company hired a director of franchise sales, a new position, in late June of 1999 and is actively stepping up its efforts to increase the number of units in the franchise system.

    Other cost of operations represent the cost of seasoning and marinade sales and the reductions in cost are consistent with the reductions in actual sales. General and administrative remained flat at $1.1 million for the three months ended September 30, 2000 and 1999. General and administrative increased from $2.8 million for the nine months ended September 30, 1999 to $3.4 million for the nine months ended September 30, 2000. The Company continues to make investments aimed at building the infrastructure to support continued growth and expansion. The addition of various personnel to the corporate staff, including a chief operating officer and chief financial officer, upgrading technology, as well as general expenses of the corporation account for the increased levels of spending.

Other Income (Expense)

    The largest single item affecting other income and expense in 1999 is the settlement of long-standing litigation with WSC's former president in June 1999. The settlement, including $1,000,000 related to the lawsuit, is more fully discussed in note 3 to the consolidated financial statements and is included in other expense. The Company began operating 97 Quincy's units on June 8, 2000 under a short-term lease. The lease provides that Western Sizzlin will receive 3.5 percent of sales as a management fee. This agreement is being extended on a month-to-month basis subsequent to September 30, 2000 and the Company is working with FFCA to reach a long-term agreement. Net management fee income of approximately $700,000 has been recorded under this agreement for the nine months ended September 30, 2000.

    The decrease in interest expense for the three month period ended September 30, 2000 as compared to September 30, 1999 is attributable to our continued paydown of debt. Debt related to the lawsuit settlement was fully repaid during September 2000. Interest income fluctuates according to the levels of available and investable cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

    Income tax expense is directly affected by the levels of pretax income. The Company's effective tax rate of approximately 38.2 percent in 2000 is comparable to the annualized rate of 38.3 percent for 1999.

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

    During the nine months ended September 30, 2000 and 1999, the Company had net cash provided by operating activities of $2,822,314 and $2,604,795, respectively. Cash flows from operations were the primary source of capital expenditures and debt repayments during the periods. In addition, the Company utilizes its existing line of credit to provide additional short-term funding. Management is actively reviewing available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, no final agreements have been reached on these matters. During the three months ended September 30, 2000, the Company repurchased 23,924 shares of its common stock under terms of a previous agreement its predecessor had negotiated with a former landlord.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings — N/A

Item 2.  Change in Securities and Use of Proceeds — N/A

Item 3.  Defaults Upon Senior Securities — N/A

Item 4.  Submission of Matters to a Vote of Security Holders — N/A

Item 5.  Other Information — N/A

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits: Exhibit 27 — Financial Data Schedule
(b)	Reports on Form 8-K: None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Austins Steaks & Saloon, Inc.
Date:	November 14, 2000	By:	/s/ ROBERT N. COLLIS II Robert N. Collis, II Chief Financial Officer

QuickLinks

Form 10-Q Index
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets - September 30 2000 and December 31 1999
Consolidated Statements of Operations - Three Months and Nine Months Ended September 30 2000 and 1999
Consolidated Statement of Changes in Stockholders Equity - Nine Months Ended September 30 2000
Consolidated Statements of Cash Flows - Nine Months Ended September 30 2000 and 1999
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Change in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES