Form 10KSB
period 2000-12-31
AUSTINS STEAKS & SALOON INC
filed 2001-04-17
CIK 930686

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-25366

AUSTINS STEAKS & SALOON, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	86-0723400 (IRS employer identification no.)

317 Kimball Avenue, N.E.
Roanoke, Virginia 24016
(Address of principal executive offices)(Zip Code)

(540) 345-3195
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[  ]

    Issuer's revenues for the year ended December 31, 2000. $87,869,772.

    As of April 6, 2001, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, was $3,928,500.

    As of April 6, 2001 there were 12,079,900 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The Company's definitive proxy statement expected to be filed on or before April 30, 2001 is hereby incorporated by reference to information required by Part III, Items 9-12.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

AUSTINS STEAKS & SALOON, INC.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2000

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

General

    As the Austins Steaks & Saloon, Inc., we operate and/or franchise the Austins Steaks & Saloon, WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet, Quincy Steakhouses and Market Street Buffet and Bakery concepts. As of December 31, 2000, we operate:

  •
  7 WesterN SizzliN restaurants;

  •
  4 Austins Steaks & Saloon restaurants;

  •
  12 Great American Steak & Buffet restaurants;

  •
  53 Quincy Steakhouses;

    In addition, approximately 130 franchisees operated 198 WesterN SizzliN, Wood Grill and Market Street Buffet and Bakery restaurants.

    During June 2000, we negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, we leased and operated 97 Quincy Steakhouses, owned by FFCA. The restaurants' operating results, including all revenues and expenses, were included in our consolidated financial statements for the year ended December 31, 2000. In December of 2000, we closed 44 of the restaurants. Of the 53 restaurants which remained open at December 31, 2000, 43 restaurants were franchised in 2001 and the remaining 10 restaurants were closed during January 2001.

    Our restaurants are currently located in the states of Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia.

    We are actively engaged in expansion and are looking to expanding the franchise system in 2001 and beyond.

Operating Strategy

    We have always set guest satisfaction as our first priority. Currently, we operate under the following trade name concepts:

  •
  WesterN SizzliN Steak & More

  •
  WesterN SizzliN Wood Grill

  •
  Market Street Buffet and Bakery

  •
  Great American Steak and Buffet Company

  •
  Austins Steaks & Saloon

  •
  Quincy Steakhouses

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

  •
  Food Quality:

  •
  Our restaurants use high quality ingredients in all menu offerings. Additionally, all food preparation is done on premises, by either small batch or large batch cooking procedures. Guest flow determines which type will be used.

  •
  We strive to ensure that each recipe is prepared and served promptly to guarantee maximum freshness, appeal and that proper serving temperatures are maintained. We believe that our food preparation and delivery system enables us to produce higher quality and more flavorful food than is possible in other steak and buffet or cafeteria style restaurants.

  •
  Menu Selection:

      Our restaurants emphasize two traditional American style offerings:

    •
    The first is the traditional family style steakhouse, which became popular during the 1960's. Since that time, the primary red meat offering has grown extensively and now includes a vast array of chicken, pork, seafood and many other protein dishes.

    •
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

  •
  Price/Value Relationship:

      We are committed to providing our guests with excellent price to value alternatives in the full-service casual dining restaurant sector and traditional steak and buffet restaurants. At our restaurants, the guests are provided with a choice of many different entree offerings and they can also choose to enjoy our "all-you-care-to-eat" unlimited food or buffet bar offerings. We believe the perceived price value is excellent, with lunch ranging between $5.00 and $9.75 and dinner ranging between $7.00 and $15.50. Additionally, our restaurants normally offer special reduced prices for senior citizens and children under 12 and other special promotions from time to time.

  •
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

  •
  Efficient Food Service and Delivery System:

      The scatter bar format, food preparation methods and restaurant layout are all designed to efficiently serve a large number of guests, while enhancing the overall quality of the dining experience. In addition, preparing food in the proper amounts, serving it in several easily accessible areas (scatter bars) and closely monitoring consumption will shorten guest lines, increase frequency of table turns, improve over-all quality and reduce waste; thereby increasing guest satisfaction and restaurant level profitability. Our restaurants range in size from approximately 5,200 square feet to 10,000 square feet. A description of these properties is provided in Item 2.

Restaurant Food Delivery

    At our restaurants we have three different methods to deliver food to customers:

  •
  Full Service: the guest is seated by a host and presented with a menu. (A typical full-service dining experience).

  •
  Modified Line: the guest enters the restaurant, joins a que line and places an order prior to being seated. After their order is placed, the guest is seated by a host and the server then takes over and the experience is full-service from that point forward.

  •
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

    The General Manager of a restaurant has responsibility for the day-to-day operation of a restaurant and acts independently to maximize restaurant performance, and follows company-established management policies. The General Manager makes personnel decisions and determines orders for produce and dairy products, as well as, centrally contracted food items and other supplies. Our management compensation program includes "bonuses" based on restaurant sales growth and operational profit performance.

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

Purchasing

    We contract on behalf of the entire system one to twelve month agreements with primary vendors and manufacturers. This allows us to maximize our buying leverage based on volume and also works towards our goals of system-wide consistency. We utilize velocity reports supplied by our various distributors to look for opportunities to consolidate our purchases resulting in cost of food savings. Our stores are broken into areas based on geographical location. While each store places their own orders with the various distributors, the most successful stores are the ones who support the areas and use the volume of the combined buying power to be as economically efficient as possible. Our present goal is to put together a national program with a broadline distributor based on agreed upon category margins that most stores could take advantage of if they chose.

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

Franchise Operations

    In addition to operating company-owned restaurants, the Company currently franchises others to operate WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet restaurants, and Austins Steaks & Saloon. The Company currently has approximately 130 franchisees operating 198 WesterN SizzliN, WesterN SizzliN Wood Grill, Market Street Buffet and Bakery, Great American Steak & Buffet, and Austins Steaks & Saloon restaurants in 24 states.

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

    The marketing effort is communicated through a vast system of printed materials such as a corporate newsletter, Internet webpages, training manuals, tapes and videos.

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

    We are subject to Federal Trade Commission (FTC) regulation and various state laws that regulate the offer and sale of franchises. The FTC requires us to provide prospective franchisees with a franchise offering circular containing prescribed information about us and our franchise operations. Some states in which we have existing franchises and a number of states in which we might consider franchising regulate the sale of franchise. Several states require the registration of franchise offering circulars. Beyond state registration requirements, several states regulate the substance of the franchisor- franchisee relationship and, from time to time, bills are introduced in Congress aimed at imposing federal registration on franchisors. Many of the state franchise laws limit, among other things, the duration and scope of noncompetition and termination provisions of franchise agreements.

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

    The Company is subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served acoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Nebraska operations, in which the Company has liquor licenses, has no such statute presently. The Company has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

Trademarks

    We believe our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. Following are marks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office: "WesterN SizzliN", "WesterN SizzliN Steak House", "WesterN", "SizzliN", "WesterN SizzliN Cow", "WesterN SizzliN Steak & More", "WesterN SizzliN County Fair Buffet and Bakery", "Flamekist", "Marshall", "Gun Smoke", "Six Shooter", "Big Tex", "Dude", "Trailblazer", "Ranger", "Cheyenne", "Colt 45", "Cookin' What America Loves Best", "Great American Steak and Buffet Company", "WesterN SizzliN Wood Grill and Buffet" and "WesterN SizzliN Wood Grill".

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

Employees

    As of December 31, 2000, the Company employed approximately 4,700 persons, of whom approximately 4,500 were restaurant employees, 150 were restaurant management and supervisory personnel, and 30 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis. None of the Company's employees is covered by a collective bargaining agreement and the company considers its employee relations to be good. The increase, from December 31, 1999, in restaurant hourly and management employees is due to the inclusion of the 53 Quincy units still operated by the Company at December 31, 2000.

AUSTINS STEAKS & SALOON, INC.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

    Effective July 1, 1999, Austins Steaks & Saloon, Inc. ("Austins"), a Delaware corporation, merged with The WesterN SizzliN Corporation ("WesterN SizzliN"), a Tennessee corporation, located in Roanoke, Virginia. The assets and business of WesterN SizzliN are now owned by a wholly owned subsidiary of Austins, The WesterN SizzliN Corporation, a Delaware corporation.

    Effective June 30, 1999, each of the outstanding 2,700,406 shares of Austins common stock were split 1 for 3.135, leaving a total number of 861,374 Austins shares outstanding prior to the merger. Upon completion of the merger, the Austins shareholders owned approximately 7 percent of the outstanding equity and the WesterN SizzliN shareholders owned approximately 93 percent of the outstanding equity of the combined company.

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

    The following selected historical consolidated financial information for each of the years ended December 31, 1996 through 2000 has been derived from the Company's consolidated financial statements, and represent the historical consolidated financial information of the WesterN SizzliN Corporation prior to the date of the merger and the combined company subsequent to the July 1, 1999 merger date. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company, included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes included herein.

	Years Ended December 31
	2000(4)	1999(3)	1998(2)	1997	1996
	(in thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$87,870	$42,526	$37,094	$33,524	$29,724
Operating income (loss)	(1,625)	2,105	2,487	2,664	2,350
Income (loss) before extraordinary item	(1,426)	153	1,169	1,056	562
Extraordinary loss, net of income tax benefit(2)	—	—	(52)	—	—
Net income (loss)	(1,426)	153	1,117	1,056	562
Basic and diluted earnings (loss), before extraordinary item, per share	$(0.12)	$0.01	$0.13	$0.12	$0.06
Basic and diluted extraordinary loss, net of income tax benefit, per share	—	—	(0.01)	—	—
Basic and diluted earnings (loss) per share	(0.12)	0.01	0.12	0.12	0.06
Shares used in computing diluted earnings per share	12,096	10,494	9,171	9,128	9,078
Balance Sheet Data:
Working capital deficit	(3,788)	$(3,976)	$(2,784)	$(1,816)	$(3,484)
Total assets	25,922	25,543	21,294	19,509	20,653
Obligations under capital lease, excluding current maturities	—	44	82	115	54
Long-term debt, excluding current maturities	5,074	5,576	5,916	5,624	6,876
Stockholders' equity	11,664	13,143	9,805	9,303	8,009
Other Financial Data:
Dividends paid(1)	—	—	—	—	—

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

(4)
Effective June 8, 2000, the Company entered into a lease agreement with a financing company to operate 97 Quincy Steakhouses. The 2000 selected historical consolidated financial information includes the results of operations of these restaurants from the date of the lease agreement.

Item 2. Description of Properties

    At December 31, 2000, seventy-five of the Company's current restaurants were located in leased space ranging from 5,200 square feet to 10,000 square feet. Leases are negotiated with initial terms of five to twenty years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels. Generally, the leases are net leases which require the company to pay the costs of insurance, taxes, and a pro rata portion of lessors' common area costs.

    The Company currently owns one restaurant located in Lawrenceville, GA.

    The Company currently leases its executive office, approximately 5,220 square feet, which is located at 317 Kimball Avenue, NE, Roanoke, Virginia, 24016. The company believes that there is sufficient office space available at favorable leasing terms in the Roanoke, Virginia area to satisfy the additional needs of the Company that may result from any future expansion.

Item 3. Legal Proceedings

    The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

    In September 1997, the Company filed suit against a former franchisee seeking to recover past due franchise fees. Subsequently, during 1998, the former franchisee filed a counterclaim against the Company alleging breach of contract and warrant, fraud, negligence, negligent misrepresentation, breach of fiduciary duty, tortious interference, and breach of the duty of good faith and fair dealing. The suit requested compensatory damages, treble damages and exemplary damages of not less than $500,000 plus prejudgment interest and attorney's fees. The court ordered that the Company and former franchisee submit the dispute to arbitration. During 2000, the case was dismissed by mutual agreement of both parties.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

    The Common Stock of the Company is traded on the Bulletin Board Section of NASDAQ under the symbol "STAK." The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on the Bulletin Board Section of NASDAQ:

Fiscal Years Ended December 31, 2000 and 1999	High	Low
First Quarter 2000	$1.03	$0.81
Second Quarter 2000	$0.94	$0.72
Third Quarter 2000	$0.75	$0.75
Fourth Quarter 2000	$0.50	$0.44
First Quarter 1999(1)	$5.88	$2.35
Second Quarter 1999(1)	$6.37	$2.74
Third Quarter 1999	$4.50	$1.88
Fourth Quarter 1999	$2.19	$1.06

(1)
First and second quarter prices for 1999 have been adjusted to reflect the 1 for 3.135 reverse split effective with the merger July 1, 1999.

    As of April 6, 2001, there were approximately 150 stockholders of record.

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

RESULTS OF OPERATIONS

    The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Years Ended December 31
Income Statement Data:	2000	1999	1998
Revenues:
Restaurant sales	93.0%	85.3%	81.9%
Franchise royalties and fees	6.4	13.5	16.5
Other	0.6	1.2	1.6

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of company-operated stores	72.3	59.7	57.3
Cost of franchise operations	2.3	4.6	5.6
Other cost of operations	0.4	0.9	1.2
Restaurant operating expenses	12.5	10.0	10.2
General and administrative expenses	10.9	14.1	13.7
Depreciation and amortization expense	3.4	5.7	5.3

Income (loss) from operations	(1.8)	5.0	6.7
Other income (expense)	(0.7)	(4.2)	(1.4)

Income (loss) before income tax expense and extraordinary item	(2.5)	0.8	5.3
Income tax expense (benefit)	(0.9)	0.4	2.1

Income (loss) before extraordinary item	(1.6)	0.4	3.2
Extraordinary loss on debt extinguishment, net of tax	—	—	0.2

Net income (loss)	(1.6)%	0.4%	3.0%

	Years Ended December 31
	2000	1999	1998
Restaurant Data:
Percentage decrease in average sales for Company-operated restaurants	(3.0)	(6.6)	(11.3)
Number of Company-operated restaurants included in the average sales computation (excludes Quincys)	25	23	18
Average sales for Company-operated restaurants	$1,530,000	$1,577,000	$1,689,000
Number of Company-operated Restaurants:
Beginning of period	26	20	16
Opened	0	0	2
Closed	3	0	0
Acquired from franchisee or other	—	6	2

End of period	23	26	20

Number of Quincy-operated Restaurants:
Beginning of lease period	97
Opened	—
Closed	44

End of period	53

Number of U.S. Franchised Restaurants:
Beginning of period	210	225	229
Opened	3	3	11
Closed	15	18	13
Acquired by Company	0	0	2

End of period	198	210	225

Overview

    Austins Steaks & Saloon, Inc. (the Company) underwent a reverse merger acquisition, effective July 1, 1999, with the WesterN SizzliN Corporation (WSC). A further description of the transaction is provided in note 2 to the consolidated financial statements included elsewhere in this report.

    The Company currently operates and franchises a total of 274 restaurants located in 24 states, including 76 company-owned and 198 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

    During June 2000, the Company negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, the Company leased and operated 97 Quincy Steakhouses, owned by FFCA. The restaurants' operating results, including all revenues and expenses, were included in the Company's consolidated financial statements for the year ended December 31, 2000. In December of 2000, the Company closed 44 of the restaurants. Of the 53 restaurants which remained open at December 31, 2000, 43 restaurants were franchised in 2001 and the remaining 10 restaurants were closed during January 2001.

    Net loss for the year ended December 31, 2000 was $1,426,494 compared to net income of $152,989 and $1,117,340 for the years ended December 31, 1999 and 1998, respectively. The 2000 results were significantly effected by the loss of the Quincy operations. The Quincy operations had a net loss of approximately $1.2 million for the year ended December 31, 2000. The 1999 results were significantly effected by a $1.0 million charge related to the settlement of litigation with the former president of the WesterN SizzliN Corporation.

2000 COMPARED TO 1999

Revenues

    Total revenues increased 107% to $87.9 million in 2000, from $42.5 million in 1999. Company-operated restaurant sales increased 125% to $81.7 million in 2000, from $36.3 million in 1999. This increase was primarily due to the addition of the Quincy operations during 2000 which had revenues of $43.5 million or 96% of the 2000 increase in total revenues.

    Franchise operation revenues decreased 2.1% to $5.6 million in 2000, from $5.7 million in 1999. This decrease was primarily due to a decrease in the number of franchised units.

Costs and Expenses

    Cost of company-operated stores, consisting of food, beverage, and employee costs increased $38.1 million from $25.4 million in 1999 to $63.5 million in 2000 and as a percentage of total revenues from 59.7% in 1999, to 72.3% in 2000. The majority of the increase, $36.8 million, is related to the addition of Quincy operations. The primary reason for the increase in the percentage of total revenues is the costs of the Quincy stores, whose operating margins were significantly less than the Company's other operated restaurants.

    Cost of franchise operations and other cost of operations of $2.4 million in 2000 were comparable to $2.3 million in 1999. These costs as a percentage of total revenues decreased from 5.5% in 1999 to 2.7% in 2000 due to the increased revenue from the Quincy stores. The addition of the Quincy units did not effect these costs.

    Restaurant operating expenses which includes utilities, insurance, maintenance and other such costs of the company-operated stores increased $6.8 million in 2000. The majority of this increase, $6.2 million is due to the addition of the Quincy stores. These expenses as a percentage of total revenues increased to 12.5% in 2000 compared to 10.0% in 1999 as the operating costs for the Quincy units were higher as a percentage of total revenue than the Company's other operated restaurants.

    General and administrative expenses decreased as a percentage of total revenues from 14.1% in 1999 to 10.9% in 2000. This decrease is due to the fact that while significant revenues were added with the Quincy stores, the Company's administrative function was able to handle the additional workload without incurring significant additional incremental costs. General and administrative expenses increased $3.6 million from $6.0 million in 1999 to $9.6 million in 2000 as a result of the addition of the Quincy operations ($2.5 million) and a full year's worth of general and administrative expenses related to the 1999 business combination.

    Depreciation and amortization increased from $2.4 million in 1999 to $3.0 million in 2000 primarily due to the property and equipment and intangible asset additions from the business combination in July 1999.

    The largest factor in the change in other income (expense) is the lawsuit settlement for $1,000,000 in 1999. Excluding this item, other income (expense) is comparable from 2000 to 1999.

Income Tax Expense

    The Company's effective tax rate was 35.6% in 2000 and 51.1% in 1999. The decrease in the effective rate is attributable to the relationship of the income (loss) levels and nondeductible goodwill associated with the merger in 1999.

1999 COMPARED TO 1998

Revenues

    Total revenues increased 14.6% to $42.5 million in 1999, from $37.1 million in 1998. Company-operated restaurant sales increased 19.3% to $36.3 million in 1999, from $30.4 million in 1998. This increase was primarily due to the addition of six (6) units during 1999. Comparable sales decreased 1.1% in 1999 over 1998 for Company-operated restaurants open throughout both years.

    Franchise operation revenues decreased 6.3% to $5.72 million in 1999, from $6.11 million in 1998. This decrease was primarily due to a decrease in the number of franchised units. Comparable sales decreased 0.3% in 1999 over 1998 for franchised restaurants open throughout both years.

Costs and Expenses

    Cost of company-operated stores, consisting of food, beverage and employee costs, increased as a percentage of total revenues to 59.7% in 1999, from 57.3% in 1998. The primary reason for the increase is the addition of six restaurants in 1999, whose operating costs were higher as a percentage of total revenues than the Company's other operated restaurants.

    Cost of franchise operations and other cost of operations remained relatively flat between 1999 and 1998, decreasing $162,000 or 6%.

    Restaurant operating expenses which includes, utilities, insurance, maintenance and other such costs of the company-operated stores decreased slightly from 10.2% in 1998 to 10.0% in 1999.

    General and administrative expenses increased as a percentage of total revenues from 13.7% in 1998 to 14.1% in 1999. This increase is primarily due to the hiring of additional corporate level personnel including a chief operating officer and a chief financial officer.

    Depreciation and amortization increased from $2.0 million in 1998 to $2.4 million in 1999 primarily due to the property and equipment and intangible asset additions from the business combination in July 1999.

    The largest factor in the change in other income (expense) is the lawsuit settlement for $1,000,000 in 1999. Excluding this item other income (expense) is comparable from 1999 to 1998.

Income Tax Expense

    The Company's effective tax rate was 51.1% in 1999 and 40.5% in 1998. The increase in the effective rate is attributable to the relationship of income levels and nondeductible goodwill associated with the Company's recent merger.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital primarily for the development and acquisition of restaurants. Capital expenditures of $613,000, $1.1 million and $2.7 million for 2000, 1999 and 1998, respectively, were primarily funded by cash flow from operations. Cash flows generated by operating activities were approximately $3.8 million, $2.6 million, and $3.3 million in 2000, 1999, and 1998, respectively. Cash flows from operations were the primary source of capital expenditures and debt repayments during those years. During 1999, the Company obtained approximately $3.2 million in cash from the private placement of common stock and the exercise of stock options, as well as approximately $1.8 million in proceeds from borrowings. The majority of these funds were used to repurchase stock of the Company's former president and settle the related lawsuit.

    Total capital expenditures for 2001 are presently expected to be approximately $500,000 to $1,000,000, primarily for the development or conversion of restaurants and may increase depending upon timing of further expansion.

    Capital resources available at December 31, 2000 include $1,467,985 of cash and cash equivalents, and $5,679 available under an existing $500,000 line of credit. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of the Company's line of credit and long-term debt provided by various lenders. The Company has a working capital deficit of $3.9 million at December 31, 2000.

IMPACT OF INFLATION

    As inflation has remained at relatively low levels in recent years, we do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company.

FORWARD LOOKING STATEMENTS

    Certain information contained in this analysis, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location, and food quality; an increase in food cost due to seasonal fluctuations, weather, and demand; changes in consumer tastes and demographic trends; and changes in federal and state laws, such as increases in minimum wage.

Item 7.  Financial Statements

    The information required by this item is incorporated by reference to the financial statements set forth on pages F-1 through F-30 included herein.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Directors/Executive Officers, Compliance with Section 16(a) of the Exchange Act" expected to be filed on or before April 30, 2001.

Item 10.  Executive Compensation

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Executive Compensation," expected to be filed on or before April 30, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The information required to be filed under this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed on or before April 30, 2001.

Item 12.  Certain Relationships and Related Transactions

    The information required to be filed under this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Certain Relationship and Related Transactions" expected to be filed on or before April 30, 2001.

Item 13.  Exhibits and Reports on Form 8-K

(a)
Exhibits:

2.0**	Plan of Agreement and Merger dated April 30, 2000 between Austins Steaks & Saloon, Inc. and The WesterN SizzliN Corporation
3.1*	Certificate of Incorporation of the Company, as amended
3.2*	Bylaws of the Company
10.11*	1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified Stock Option Plan, as amended
10.11.1****	Amendment No. 2 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company
10.11.2****	Amendment No. 3 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company
10.12	Master Lease between Western Sizzlin Stores of Virginia, Inc. and FFCA
21	Subsidiaries of the Issuer:

    The WesterN SizzliN Corporation
    The WesterN SizzliN Stores, Inc.
    The WesterN SizzliN Stores of Little Rock, Inc.
    The WesterN SizzliN Stores of Louisiana, Inc.
    Missouri Development Company
    Austins Albuquerque, Inc.
    Austins Omaha, Inc.
    Austins 72nd, Inc.
    Austins Lincoln, Inc.
    Austins New Mexico, Inc.
    Austins Old Market, Inc.
    Austins Scottsdale, Inc.
    Austins Rio Rancho, Inc.
    Austins Albuquerque East, Inc.
WesterN SizzliN Stores of Virginia, Inc.
23.1	Consent of KPMG LLP

*
Incorporated by reference to the specific exhibit to the Form SB-2 Registration Statement, as filed with the Securities and Exchange Commission on January 23, 1995, Registration No. 33-84440-D.

**
Incorporated by reference to the specific exhibit to the Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 12, 2000, Registration No. 333-78375.

****
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(b)
Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of 2000.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

SIGNATURES

    In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTINS STEAKS AND SALOON, INC.
DATED: APRIL 13, 2001	By:	/s/ ROBYN B. MABE Robyn B. Mabe Vice President and Chief Financial Officer

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. CARSON QUARLES J. Carson Quarles	Chairman of the Board	April 13, 2001
/s/ VICTOR F. FOTI Victor F. Foti	President, Chief Executive Officer and Director	April 13, 2001
/s/ PAUL C. SCHORR Paul C. Schorr	Director	April 13, 2001
/s/ ROGER D. SACK Roger D. Sack	Director	April 13, 2001
/s/ A. JONES YORKE A. Jones Yorke	Director	April 13, 2001
/s/ JERRY GARDNER Jerry Gardner	Director	April 13, 2001
/s/ RON STANCIL Ron Stancil	Director	April 13, 2001
/s/ TITUS GREENE Titus Greene	Director	April 13, 2001

/s/ J. ALAN COWART J. Alan Cowart	Director	April 13, 2001
/s/ STAN BOZEMAN, JR. Stan Bozeman, Jr.	Director	April 13, 2001

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Index to Financial Statements

Independent Auditors' Report

The Board of Directors and Stockholders
Austins Steaks & Saloon, Inc.:

    We have audited the accompanying consolidated balance sheets of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Roanoke, Virginia April 6, 2001

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999

	2000	1999
Assets
Current assets:
Cash and cash equivalents	$1,467,985	510,833
Trade accounts receivable, less allowance for doubtful accounts of $192,465 in 2000 and $185,062 in 1999	1,065,496	910,552
Current installments of notes receivable	88,232	131,584
Other receivables	582,002	73,682
Inventories	702,065	383,281
Prepaid expenses	258,398	242,556
Income taxes refundable	943,661	348,046
Deferred income taxes	287,817	202,372

Total current assets	5,395,656	2,802,906
Notes receivable, less allowance for doubtful accounts of $53,535, in 2000 and $148,902 in 1999, excluding current installments	92,775	106,249
Property and equipment, net	8,618,654	9,820,221
Franchise royalty contracts, net of accumulated amortization of $4,409,439 in 2000 and $3,781,772 in 1999	5,044,992	5,672,659
Goodwill, net of accumulated amortization of $2,058,681 in 2000 and $1,603,760 in 1999	4,765,121	5,220,042
Favorable lease rights, net of accumulated amortization of $106,150 in 2000 and $35,383 in 1999	447,683	518,450
Financing costs, net of accumulated amortization of $47,068 in 2000 and $30,875 in 1999	143,235	159,428
Deferred income taxes	999,748	873,418
Other assets, net	413,880	369,161

	$25,921,744	25,542,534

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999

	2000	1999
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$239,155	149,305
Credit line note payable to bank	494,321	446,139
Current installments of long-term debt	931,395	2,686,973
Current installments of obligations under capital leases	—	39,851
Accounts payable	4,386,819	2,780,388
Accrued expenses and other	3,132,156	676,202

Total current liabilities	9,183,846	6,778,858
Long-term debt, excluding current installments	5,073,724	5,576,155
Obligations under capital leases, excluding current installments	—	44,339

Total liabilities	14,257,570	12,399,352

Stockholders' equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,079,900 shares in 2000 and 12,103,824 shares in 1999	120,799	121,038
Additional paid-in capital	8,625,150	8,677,425
Retained earnings	2,918,225	4,344,719

Total stockholders' equity	11,664,174	13,143,182
Commitments and contingencies

	$25,921,744	25,542,534

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Revenues:
Company-operated stores	$81,748,531	36,264,433	30,396,292
Franchise operations	5,599,432	5,722,434	6,108,504
Other	521,809	538,897	589,551

Total revenues	87,869,772	42,525,764	37,094,347

Costs and expenses:
Cost of company-operated stores	63,501,694	25,400,592	21,267,411
Cost of franchise operations	2,023,794	1,945,209	2,071,009
Other cost of operations	393,076	388,665	425,438
Restaurant operating expenses	11,029,339	4,263,312	3,772,553
General and administrative	9,570,471	6,013,400	5,093,228
Depreciation and amortization expense	2,976,525	2,409,243	1,977,990

Total costs and expenses	89,494,899	40,420,421	34,607,629

Income (loss) from operations	(1,625,127)	2,105,343	2,486,718

Other income (expense):
Interest expense, including discount amortization of $27,276 in 1998	(738,228)	(796,650)	(746,012)
Interest income	8,346	50,698	45,015
Other	137,363	(1,046,568)	179,221

	(592,519)	(1,792,520)	(521,776)

Income (loss) before income tax expense (benefit) and extraordinary item	(2,217,646)	312,823	1,964,942
Income tax expense (benefit)	(791,152)	159,834	796,151

Income (loss) before extraordinary item	(1,426,494)	152,989	1,168,791
Extraordinary loss on debt extinguishment (net of income tax benefit of $31,689)	—	—	51,451

Net income (loss)	$(1,426,494)	152,989	1,117,340

Earnings per share:
Income (loss) before extraordinary item:
Basic	(.12)	.01	.13
Diluted	(.12)	.01	.13
Extraordinary item:
Basic	—	—	(.01)
Diluted	—	—	(.01)
Net income (loss):
Basic	(.12)	.01	.12
Diluted	(.12)	.01	.12

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2000, 1999 and 1998

	Convertible Preferred Stock, Series B
			Common Stock
					Additional Paid-in Capital	Retained Earnings
	Shares	Dollars	Shares	Dollars			Total
Balances, December 31, 1997	$874,375	874,375	9,278,000	92,780	5,261,181	3,074,390	9,302,726
Issuance of common stock in connection with the purchase of equipment and leasehold improvements	—	—	400,000	4,000	496,000	—	500,000
Repurchase of common stock	—	—	(1,000,000)	(10,000)	(1,105,000)	—	(1,115,000)
Net income	—	—	—	—	—	1,117,340	1,117,340

Balances, December 31, 1998	874,375	874,375	8,678,000	86,780	4,652,181	4,191,730	9,805,066
Conversion of preferred stock in reverse merger acquisition	(874,375)	(874,375)	1,748,750	17,488	856,887	—	—
Conversion of warrants in reverse merger acquisition	—	—	742,500	7,425	(7,425)	—	—
Common stock issued in reverse merger acquisition	—	—	861,374	8,613	3,419,655	—	3,428,268
Proceeds from exercise of common stock options	—	—	155,000	1,550	230,950	—	232,500
Proceeds from issuance of common stock in private placement	—	—	1,286,200	12,862	2,931,497	—	2,944,359
Repurchase of common stock	—	—	(1,368,000)	(13,680)	(3,406,320)	—	(3,420,000)
Net income	—	—	—	—	—	152,989	152,989

Balances, December 31, 1999	—	—	12,103,824	121,038	8,677,425	4,344,719	13,143,182
Repurchase of common stock	—	—	(23,924)	(239)	(52,275)	—	(52,514)
Net loss	—	—	—	—	—	(1,426,494)	(1,426,494)

Balances, December 31, 2000	$—	—	12,079,900	120,799	8,625,150	2,918,225	11,664,174

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(1,426,494)	152,989	1,117,340
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition:
Extraordinary loss on debt extinguishment	—	—	51,451
Depreciation and amortization of property and equipment	1,799,418	1,207,882	662,301
Amortization of discount on debt	—	—	27,276
Amortization of franchise royalty contracts, goodwill and other assets	1,177,107	1,201,361	1,315,689
Provision for bad debts	73,036	99,793	143,669
Provision for deferred taxes	(211,775)	11,783	39,417
Loss on sale/disposal of property and equipment	7,375	144,961	4,004
Gain on sale/disposal of other assets	(11,748)	—	—
(Increase) decrease in:
Trade accounts receivable	(208,498)	(114,305)	(205,130)
Notes receivable	37,344	25,075	116,202
Lease receivable	—	—	8,579
Other receivables	(508,320)	2,523	75,733
Inventories	(318,784)	45,146	(73,416)
Prepaid expenses	(15,842)	23,860	(93,065)
Income taxes refundable	(595,615)	(348,046)	—
Other assets	(91,978)	147,249	29,385
Increase (decrease) in:
Accounts payable	1,606,431	242,508	145,729
Accrued expenses	2,455,954	(247,792)	(100,652)

Net cash provided by operating activities	3,767,611	2,594,987	3,264,512

Cash flows from investing activities:
Acquisition, net of cash received	—	(560,382)	—
Additions to property and equipment	(612,726)	(1,070,277)	(2,740,496)
Proceeds from sale of property and equipment	7,500	10,000	7,000
Proceeds from sale of other assets	51,448	—	—

Net cash used in investing activities	(553,778)	(1,620,659)	(2,733,496)

Cash flows from financing activities:
Increase (decrease) in bank overdraft	89,850	(137,912)	—
Net increase in credit line note payable	48,182	35,271	16,868
Proceeds from long-term debt	469,570	1,766,542	7,250,000
Payments on long-term debt and capital leases	(2,811,769)	(2,527,791)	(6,567,291)
Financing costs	—	—	(190,303)
Proceeds from exercise of common stock options	—	232,500	—
Proceeds from issuance of common stock in private placement	—	2,944,359	—
Repurchase of common stock	(52,514)	(3,420,000)	(1,115,000)

Net cash used in financing activities	(2,256,681)	(1,107,031)	(605,726)

Net increase (decrease) in cash and cash equivalents	957,152	(132,703)	(74,710)
Cash and cash equivalents at beginning of the year	510,833	643,536	718,246

Cash and cash equivalents at end of the year	$1,467,985	510,833	643,536

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(1) Summary of Significant Accounting Policies

  (a) Description of Business and Principles of Consolidation

      Austins Steaks & Saloon, Inc. is a franchisor and operator of restaurants. At December 31, 2000, the Company had 274 franchises and company-operated stores operating in 24 states. The consolidated financial statements include the accounts of Austins Steaks & Saloon, Inc. and its wholly-owned subsidiaries, The WesterN SizzliN Corporation, The WesterN SizzliN Stores, Inc., WesterN SizzliN Stores of Little Rock, Inc., WesterN SizzliN Stores of Louisiana, Inc., Austins of Omaha, Inc. and WesterN SizzliN Stores of Virginia (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  (b) Cash Equivalents

      Cash equivalents of $658,282 and $663,077 consist of overnight repurchase agreements at December 31, 2000 and 1999, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

  (e) Property and Equipment

      Property and equipment are stated at cost and depreciated on the straight-line basis over the following estimated useful lives: buildings and improvements—15 to 40 years; furniture, fixtures and equipment—3 to 10 years. Property and equipment under capital leases and leasehold improvements are generally amortized over the shorter of the asset's estimated useful life or the lease term. If the estimated useful life of a leasehold improvement exceeds the lease term and the lease allows for a renewable term and the Company intends to renew the lease, the estimated useful life of the leasehold improvement is used for amortization purposes. Gains or losses are recognized upon the disposal of property and equipment and the cost and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

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

  (l) Franchise Revenue

  Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. Costs associated with franchise operations are recognized on the accrual basis. The president and certain members of the board of directors are also franchisees. As franchisees, these individuals have transactions from time to time with the Company, including payments for franchise fees, during the normal course of business.

  (m) Stock Option Plan

  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Alternatively, SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under SFAS No. 123.

  (n) Supplemental Cash Flow Information

  The Company paid approximately $741,000, $811,000 and $719,000 in cash for interest and $16,000, $507,000 and $936,000 in cash for income taxes during 2000, 1999 and 1998, respectively. Noncash transactions for 2000 include write-offs of accounts and notes receivable of $215,754. Noncash transactions for 1999 include write-offs of accounts and notes receivable of $164,058. Noncash transactions for 1998 include capital lease obligations for equipment of $14,581, write-offs of accounts and notes receivable of $91,728, transfers between accounts receivable and notes receivable of $119,372, equipment purchases included in accounts payable of $387,994 and the issuance of 400,000 shares of common stock with an estimated value of $500,000 in connection with the purchase of equipment and leasehold improvements (see note 4).

  (o) Earnings Per Share

  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2000 and 1998 because these effects are anti-dilutive. Convertible preferred stock and common stock warrants are not included in computing diluted earnings per share prior to their conversion in connection with the reverse merger acquisition (see note 2), since the conditions for their issuance, such as an initial public offering or registration of the Company's common stock, had not taken place.

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Year ended December 31, 2000
Net loss—basic and diluted	$(1,426,494)	12,095,893	$(.12)

Year ended December 31, 1999
Net income—basic	$152,989	10,457,214	$.01

Effect of dilutive stock options	—	37,482

Net income—diluted	$152,989	10,494,696	$.01

Year ended December 31, 1998
Income before extraordinary item—basic and diluted	$1,168,791	9,171,150	$.13
Extraordinary item—basic and diluted	(51,451)	9,171,150	$.01

Net income—basic and diluted	$1,117,340	9,171,150	$.12

  (p) Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (q) Reclassifications

  Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

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

    Effective June 30, 1999, each of the outstanding 2,700,406 shares of Austins common stock were split 1 for 3.135, leaving a total of 861,374 Austins shares outstanding prior to the merger. Upon completion of the merger, the Austins shareholders owned approximately 7 percent of the outstanding equity and the WesterN SizzliN shareholders owned approximately 93 percent of the outstanding equity of the combined company.

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

	Years Ended December 31,
	1999	1998
	(unaudited)
Total revenues	$47,072,370	46,467,994

Net income	$39,193	706,511

Earnings per share	$—	.07

(3) Accounts and Notes Receivable

    Activity in the allowance for doubtful accounts was as follows:

	2000	1999	1998
Allowance for doubtful accounts:
Beginning of year	$333,964	374,811	322,870
Provision for bad debts	73,036	99,793	143,669
Recoveries	54,754	23,418	—
Accounts and notes receivable written off	(215,754)	(164,058)	(91,728)

End of year	$246,000	333,964	374,811

Allowance for doubtful accounts allocated to:
Accounts receivable	$192,465	185,062	251,397
Notes receivable	53,535	148,902	123,414

	$246,000	333,964	374,811

    The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $53,535 and $53,535, respectively, at December 31, 2000, and $166,402 and $148,902, respectively, at December 31, 1999. The average recorded investment in impaired notes was approximately $110,000, $145,000 and $128,000 during 2000, 1999 and 1998, respectively.

    The Company's franchisees and company-operated stores are not concentrated in any specific geographic region, but are concentrated in the family steak house business. No single franchisee accounts for a significant amount of the Company's franchise revenue, and there were no significant accounts or notes receivable from a single franchisee at December 31, 2000 or 1999. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(4) Property and Equipment

    Property and equipment at December 31, 2000 and 1999 consists of the following:

	2000	1999
Land and improvements	$775,000	775,000
Buildings and improvements	400,000	400,000
Furniture, fixtures and equipment	4,678,378	4,567,086
Leasehold improvements	7,545,266	7,197,070

	13,398,644	12,939,156
Less accumulated depreciation and amortization	4,779,990	3,118,935

	$8,618,654	9,820,221

    On September 18, 1998, the Company assumed an existing lease of a store from a franchisee. The purchase price for the store's equipment and leasehold improvements was $700,000 and included a combination of $200,000 of cash and 400,000 shares of common stock with an estimated fair value of $500,000. The $1.25 per share fair market value assigned to the common stock was based on negotiations between the Company and the seller, a related party who owned more than 10 percent of the Company's stock, and the Company's consideration of the estimated fair market value of the stock. The Company had an option until September 17, 2000 to buy back the stock for $500,000 which is based on $1.25 per share. From September 17, 2000 until September 17, 2002, the Company has an option to buy back the stock at increasing purchase prices ranging from $600,000 ($1.50 per share) to $700,000 ($1.75 per share).

(5) Debt

    Long-term debt at December 31, 2000 and 1999 consists of the following:

	2000	1999
Notes payable to finance company with interest rates ranging from 9.82% to 10.07% due in equal monthly installments, including principal and interest, ranging from $5,395 to $17,182, with final payments due from April 1, 2005 through April 1, 2013; collateralized by real property, accounts receivable, inventory and furniture, fixtures and equipment	$5,340,599	5,688,333
12% notes payable to stockholders with an effective interest rate of 13.82% due in equal monthly principal installments of $17,470, with final payment due February 1, 2001; collateralized by the assignment of franchise revenues	34,942	227,120
Notes payable to finance company with an interest rate of 10.25%, due in monthly installments, including principal and interest totaling $3,050, with final payments due from June 26, 2004 through July 19, 2004; collateralized by equipment	107,789	—
$350,000 note payable to bank with an interest rate of the bank's prime rate (9.0% at December 31, 2000), due in equal monthly installments, including principal and interest of $25,000; with the final payment due on January 31, 2002.	303,164	—
$1,000,000 note payable to bank with an interest rate of the bank's prime rate (8.5% at December 31, 1999), payable in monthly installment of $83,333, with final payment due August 31, 2000; collateralized by accounts and notes receivable	—	771,050
$300,000 note payable to bank with an interest rate of the bank's prime rate (8.5% at December 31, 1999), with interest payable monthly, with final payment due June 9, 2000; collateralized by accounts and notes receivable	—	300,000

Notes payable to bank with an interest rate of the bank's prime rate (8.5% at December 31, 1999), with interest payable monthly, with final payment due January 30, 2000; collateralized by real property, accounts receivable, inventory and furniture, fixtures and equipment	—	605,000
Note payable to bank with an interest rate of the bank's prime rate plus 1% (10.50% at December 31, 1999), due in monthly installments of $5,000 plus interest, with final payment due January 31, 2000, collateralized primarily by all assets of one of the Company's subsidiaries	—	85,617
10% unsecured notes payable to stockholders, due in monthly installments of $37,500 plus interest, with final payment due September 15, 2000	—	341,667
Unsecured note payable with an interest rate of 9.0%, payable in monthly installments of $1,620, with final payment due August 15, 2001	161,493	167,513
Other	57,132	76,828

Total long-term debt	6,005,119	8,263,128
Less current installments	931,395	2,686,973

Long-term debt, excluding current installments	$5,073,724	5,576,155

    The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000 and years thereafter are as follows: 2001, $931,395; 2002, $476,725; 2003, $520,433; 2004; $537,947, 2005, $505,276 and years thereafter, $3,033,343.

    On March 31, 1998, the Company completed financing agreements to replace certain notes payable to stockholders, term notes, promissory notes and notes payable to banks. The refinancing resulted in a loss of $83,140 before income tax benefit, which included write-offs of $74,476 of unamortized discounts and $8,664 in deferred financing costs.

    The Company has a $500,000 secured line of credit from a commercial bank payable on demand, bearing interest at the bank's prime rate which approximated 9.0 and 8.5 percent at December 31, 2000 and 1999, respectively, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts. Borrowings outstanding under the line of credit at December 31, 2000 and 1999 were $494,321 and $446,139, respectively.

    The notes payable to finance company referred to above with a balance of $5,340,599 at December 31, 2000 contain certain restrictive covenants including debt coverage ratios and periodic reporting requirements. At December 31, 2000, the Company was not in compliance with the debt coverage ratio related to one store. A letter was obtained from the finance company dated March 14, 2001, which waived such noncompliance through February 15, 2002.

(6) Leases

      The Company is obligated under various leases for offices, Company-operated stores and equipment. The following schedule summarizes equipment under leases that have been accounted for as capital leases and are included in property and equipment in the accompanying consolidated balance sheets:

1999
Equipment	$199,927
Less accumulated amortization	92,733

Equipment under capital leases, net	$107,194

      At December 31, 2000, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating Leases	Sublease Rentals	Net
2001	$5,114,008	3,157,862	1,956,146
2002	5,249,373	3,440,903	1,808,470
2003	4,889,789	3,590,068	1,299,721
2004	4,873,323	3,729,008	1,144,315
2005	4,646,188	3,859,043	787,145
Subsequent years	5,815,723	5,629,744	185,979

Total minimum lease payments	$30,588,404	23,406,628	7,181,776

      Total rent expense under operating leases for 2000, 1999 and 1998 approximated $2,299,000, $1,763,000 and $1,579,000, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

      The Company leases chartered air service from an entity owned by the president of the Company. The total expenses for chartered air service were approximately $162,000, $158,000 and $148,000 for 2000, 1999 and 1998, respectively.

(7) Income Taxes

      Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2000:
Federal	$(487,800)	(178,302)	(666,102)
State	(91,577)	(33,473)	(125,050)

	$(579,377)	(211,775)	(791,152)

Year ended December 31, 1999:
Federal	$124,650	10,712	135,362
State	23,401	1,071	24,472

	$148,051	11,783	159,834

Year ended December 31, 1998:
Federal	$646,618	26,749	673,367
State	110,116	12,668	122,784

	$756,734	39,417	796,151

      Income tax expense (benefit) differs from the amount computed by applying the statutory corporate tax rate of 34 percent to income (loss) before income tax expense (benefit) and extraordinary item as follows for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
Expected income tax expense (benefit)	$(754,000)	106,360	668,080
State income tax, net of federal income tax benefit	(82,533)	16,152	77,900
Nondeductible goodwill	37,522	27,034	16,547
Other	7,859	10,288	33,624

	$(791,152)	159,834	796,151

      During the year ended December 31, 1998, the Company recognized an extraordinary loss on debt extinguishment of $51,451 net of the related income tax benefit of $31,689.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$925,460	925,460
Accounts receivable, principally due to allowance for doubtful accounts	93,382	126,773
Property and equipment, principally due to differences in depreciation	405,970	286,868
Other	117,833	95,903

Total gross deferred tax assets	1,542,645	1,435,004

Deferred tax liabilities:
Accounting method change	60,487	120,973
Favorable lease rights	169,940	196,804
Other	24,653	41,437

Total gross deferred tax liabilities	255,080	359,214

Net deferred tax asset	$1,287,565	1,075,790

      Management has determined that a valuation allowance for deferred tax assets is not necessary.

      At December 31, 2000, the Company has net operating loss carryforwards for income tax purposes of $2,437,987 available to offset future taxable income. These loss carryforwards, which were acquired with the reverse merger acquisition, are subject to certain annual limitations. If not utilized, these loss carryforwards will expire as follows:

Expiration Date
2010	$262,794
2011	1,204,458
2012	567,299
2018	403,436

$2,437,987

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

      The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 of $0.67, $1.27 and $.10, respectively, was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	1999	1998
Expected dividend yield	0%	0%	0%
Risk-free interestrate	5.11% and 6.31%	5%	6%
Expected life of options	4.0 years	4.0 years	5.5 years
Expected volatility	226%	57%	5%

      As discussed in note 1(m), the Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have decreased to the pro forma amounts indicated below:

	2000	1999	1998
Net income (loss):
As reported	$(1,426,494)	152,989	1,117,340
Pro forma	(1,439,783)	87,122	1,106,299
Basic and diluted net income (loss) per share:
As reported	$(.12)	.01	.12
Pro forma	(.12)	.01	.12

      Stock option activity during the years ended December 31, 2000, 1999 and 1998 was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1997	322,000	$1.50
Granted	144,000	$1.50
Forfeited	(16,000)	$1.50

Balance at December 31, 1998	450,000	$1.50
Additional options arising from reverse merger acquisition	87,406	$5.06
Granted	80,000	$1.50
Exercised	(155,000)	$1.50
Forfeited	(71,897)	$4.66

Balance at December 31, 1999	390,509	$1.72
Granted	30,000	$1.50
Forfeited	(1,276)	$3.14

Balance at December 31, 2000	419,233	$1.70

Exercisable at December 31, 2000	419,233	$1.70

      At December 31, 2000, the weighted average remaining contractual life of outstanding options was 3.5 years.

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

(9) Employee Benefit Plan

  The Company implemented a 401(k) investment plan (the Plan) on January 1, 1999 for the benefit of its employees. Employees are eligible to participate in the 401(k) plan after a 12-month period of service. Under the 401(k) plan, employees may elect to have up to 16 percent of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provides for discretionary contributions by the Company. For the years ended December 31, 2000 and 1999, the Company accrued approximately $27,000 and $26,000, respectively, for the discretionary contribution.

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

(11) Fair Value of Financial Instruments

  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. Statement of Financial Accounting Standards

    No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,467,985	1,467,985	510,833	510,833
Accounts receivable	1,065,496	1,065,496	910,552	910,552
Notes receivable	181,007	188,397	237,833	217,457
Other receivables	582,002	582,002	73,682	73,682
Financial liabilities:
Credit line note payable to bank	$494,321	494,321	446,139	446,139
Accounts payable	4,386,819	4,386,819	2,780,388	2,780,388
Accrued expenses and other	3,132,156	3,132,156	676,202	676,202
Long-term debt	6,005,119	7,349,333	8,263,128	8,186,075

    The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  Cash and cash equivalents, accounts receivable, other receivables, credit line note payable to bank, accounts payable and accrued expenses and other: The carrying amounts approximate fair value because of the short maturity of those instruments.

  •
  Notes receivable: The fair value is determined as the present value of expected future cash flows discounted at the interest rate which approximates the rate currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

  •
  Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates which approximate those currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

(12) Reportable Segments

  The Company has defined two reportable segments: Company-operated restaurants and franchising and other. The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of "WesterN SizzliN Steakhouse," "Great American Steak & Buffet," "WesterN SizzliN Wood Grill" and "Quincy's Steakhouse." The franchising and other segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

  Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 31, 2000, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more of the Company's consolidated revenues.

    The following table summarizes reportable segment information:

	Years Ended December 31,
	2000	1999	1998
Revenues from reportable segments:
Restaurants	$81,748,531	36,264,433	30,396,292
Franchising and other	6,121,241	6,261,331	6,698,055

Total revenues	$87,869,772	42,525,764	37,094,347

Depreciation and amortization:
Restaurants	$2,235,374	1,490,554	1,198,998
Franchising and other	741,151	918,689	778,992

Total depreciation and amortization	$2,976,525	2,409,243	1,977,990

Interest expense:
Restaurants	$636,949	671,079	612,415
Franchising and other	101,279	125,571	133,597

Total interest expense	$738,228	796,650	746,012

Interest income:
Restaurants	$5,374	30,725	27,630
Franchising and other	2,972	19,973	17,385

Total interest income	$8,346	50,698	45,015

Income (loss) before income taxes and extraordinary item:
Restaurants	$(3,391,253)	(126,237)	337,197
Franchising and other	1,173,607	439,060	1,627,745

Total income (loss) before income taxes and extraordinary item	$(2,217,646)	312,823	1,964,942

Gross fixed assets:
Restaurants	$12,006,277	11,562,730	8,011,776
Franchising and other	1,392,367	1,376,426	1,541,195

Total gross fixed assets	$13,398,644	12,939,156	9,552,971

Expenditures for fixed assets (including acquisitions):
Restaurants	$596,785	3,632,515	3,641,534
Franchising and other	15,941	110,123	1,537

Total expenditures for fixed assets	$612,726	3,742,638	3,643,071

(13) Contingencies

  In September 1997, the Company filed suit against a former franchisee seeking to recover past due franchise fees. Subsequently, during 1998, the former franchisee filed a counterclaim against the Company alleging breach of contract and warrant, fraud, negligence, negligent misrepresentation, breach of fiduciary duty, tortious interference, and breach of the duty of good faith and fair dealing. The suit requested compensatory damages, treble damages and exemplary damages of not less than $500,000 plus prejudgment interest and attorney's fees. The court ordered that the Company and former franchisee submit the dispute to arbitration. During 2000, the case was dismissed by mutual agreement of both parties. \

  In addition to the litigation discussed in the preceding paragraph, the Company is involved in other litigation from time to time during the normal course of its operations. Management does not believe the ultimate outcome of this litigation will have a material effect on the financial position or the results of operations of the Company. During 2000, 1999 and 1998, respectively, the Company recognized approximately $334,000, $352,000 and $594,000 of legal expenses.

(14) Quarterly Results of Operations (Unaudited)

  The following tables summarize unaudited quarterly results of operations since the business combination described in note 2:

	Quarter Ended
	September 30,	December 31,
Year Ended December 31, 1999
Total revenues	$11,844,837	$10,697,833
Income (loss) from operations	403,253	(114,552)
Net income (loss)	13,037	(29,559)
Net income (loss) per common share—basic and diluted	0.00	0.00

  During June 2000, Austins Steaks & Saloon, Inc. ("Austins") negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, Austins operated 97 restaurant units, owned by FFCA, and was entitled to receive from WSSVA, 3.5 percent of gross sales as a management fee for operating the restaurants. The restaurants' operating results, including all revenues and expenses, were included in WSSVA's financial statements.

  In Austins' quarterly reports on Form 10-QSB for the quarters ended June 30, 2000 and September 30, 2000, Austins included in its consolidated financial statements the management fees earned under its agreement with WSSVA, and did not consolidate WSSVA's operating results. Subsequent to the original Form 10-QSB filings, Austins determined that, based on Austins' substantive control of WSSVA, the operating results of WSSVA should be consolidated in Austins' consolidated financial statements. The restated quarterly amounts shown below reflect the consolidation of WSSVA in Austins' consolidated financial statements, including the elimination of the intercompany management fee and the consolidation of all revenues and expenses of the restaurants managed under the lease agreement with FFCA.

	Quarter Ended
	March 31,	June 30,
		Previously filed	Adjustments	As Restated
Year Ended December 31, 2000
Total revenues	$11,123,438	11,920,918	5,617,441	17,538,359
Income from operations	607,585	555,512	229,441	784,953
Net income	168,791	243,360	21,203	264,563
Net income per common share—basic and diluted	0.01	0.02	0.00	0.02
	Quarter Ended
	September 30,			December 31,
	Previously filed	Adjustments	As Restated
Year Ended December 31, 2000
Total revenues	$11,514,240	20,735,626	32,249,866	26,958,109
Income (loss) from operations	375,390	(459,608)	(84,218)	(2,933,447)
Net income (loss)	504,053	(791,362)	(287,309)	(1,572,539)
Net income (loss) per common share—basic and diluted	0.04	(0.06)	(0.02)	(0.13)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
AUSTINS STEAKS & SALOON, INC. FORM 10-KSB For the Fiscal Year Ended December 31, 2000
TABLE OF CONTENTS
Part I
Item 1. Description of Business
AUSTINS STEAKS & SALOON, INC. SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
Item 2. Description of Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Austins Steaks & Saloon, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations RESULTS OF OPERATIONS
2000 COMPARED TO 1999
Revenues
1999 COMPARED TO 1998
Revenues
LIQUIDITY AND CAPITAL RESOURCES
IMPACT OF INFLATION
FORWARD LOOKING STATEMENTS
Item 7. Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
SIGNATURES
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Index to Financial Statements
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2000 and 1999
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Consolidated Statements of Income (Loss) Years Ended December 31, 2000, 1999 and 1998
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity Years Ended December 31, 2000, 1999 and 1998
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999 and 1998
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2000, 1999 and 1998