Form 10-Q
period 2001-03-31
AUSTINS STEAKS & SALOON INC
filed 2001-05-22
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) THE
SECURITIES EXCHANGE ACT

Commission file number 0-25366

AUSTINS STEAKS & SALOON, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0723400
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

317 Kimball Avenue, NW
Roanoke, VA  24016
(Address of principal executive office)

(540) 345-3195
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of April 17, 2001, there were 12,079,000 shares of the issuer’s common stock outstanding.

AUSTINS STEAKS & SALOON, INC.

Form 10-Q Index
Three Months Ended March 31, 2001

PART I.	FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets – March 31, 2001 and December 31, 2000

Consolidated Statements of Operations – Three Months Ended March 31, 2001 and 2000

Consolidated Statement of Changes in Stockholders’ Equity – Three Months Ended March 31, 2001

Consolidated Statements of Cash Flows – Three Months Ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Change in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Balance Sheets

March 31, 2001 and December 31, 2000

	March 31,	December 31,
Assets	2001	2000
Current assets:	(Unaudited)
Cash and cash equivalents	$894,654	$1,467,985
Trade accounts receivable, net of allowance for doubtful accounts of
$219,820 in 2001 and $192,465 in 2000	1,002,794	1,065,496
Current installments of notes receivable	65,649	88,232
Other receivables	295,085	582,002
Inventories	285,999	702,065
Prepaid expenses	499,397	258,398
Income taxes refundable	943,661	943,661
Deferred income taxes	287,817	287,817
Total current assets	4,275,056	5,395,656
Notes receivable, less allowance for doubtful accounts of $41,180 in 2001
and $53,535 in 2000, excluding current installments	42,794	92,775
Property and equipment, net	8,138,965	8,618,654
Franchise royalty contracts, net of accumulated amortization of $4,409,439
in 2001 an $4,569,641 in 2000	4,887,418	5,044,992
Goodwill, net of accumulated amortization of $2,172,411 in 2001 and
$2,058,661 in 2000	4,651,391	4,765,121
Favorable lease rights, net of accumulated amortization of $129,418 in 2001
and $106,150 in 2000	424,415	447,683
Financing costs, net of accumulated amortization of $4,049 in 2001 and
$47,068 in 2000	139,186	143,235
Deferred income taxes	999,748	999,748
Other assets, net	362,585	413,880
	$23,921,558	$25,921,744
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$0	$239,155
Credit line note payable to bank	498,000	494,321
Current installments of long-term debt	2,041,129	931,395
Accounts payable	3,439,901	4,386,819
Accrued expenses and other	1,060,441	3,132,156
Total current liablilities	7,039,471	9,183,846
Long-term debt, excluding current installments	5,032,379	5,073,724
Total liabilities	12,071,850	14,257,570
Stockholders' equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and
outstanding 12,079,900 and 12,103,824 shares in 2001 and 2000	120,799	120,799
Additional paid-in capital	8,625,150	8,625,150
Retained earnings	3,103,759	2,918,225
Total stockholders' equity	11,849,708	11,664,174
Commitments and contingencies
	$23,921,558	$25,921,744
See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months
	Ended March 31,
	2001	2000

Revenues:
Company-operated stores	$9,867,323	$9,663,156
Franchise operations	1,513,935	1,334,059
Other	99,547	126,223

Total revenues	11,480,805	11,123,438

Costs and expenses:
Cost of company-operated stores	6,914,762	6,616,020
Cost of franchise operations	467,774	554,226
Other cost of operations	74,723	93,699
Restaurant operating expenses	1,451,382	1,143,773
General and administrative	1,485,552	1,474,254
Depreciation and amortization	578,665	633,881

Total costs and expenses	10,972,858	10,515,853

Income from operations	507,947	607,585

Other income (expense):
Interest expense	(175,235)	(206,658)
Interest income	1,675	8,788
Other	(21,803)	(134,254)

	(195,363)	(332,124)
Income before income tax
expense	312,584	275,461

Income tax expense	127,050	106,670

Net Income	$185,534	$168,791

Earnings per share:
Basic	0.01	0.01
Diluted	0.01	0.01

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2001
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings	Total

Balances, December 31, 2000	12,079,900	$120,799	$8,625,150	$2,918,225	$11,664,174

Net income	--	--	--	185,534	185,534

Balances, March 31, 2001	12,079,900	$120,799	$8,625,150	$3,103,759	$11,849,708

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Balance Sheets

March 31, 2001 and December 31, 2000

	March 31,	December 31,
Assets	2001	2000
Current assets:	(Unaudited)
Cash and cash equivalents	$894,654	$1,467,985
Trade accounts receivable, net of allowance for doubtful accounts of
$219,820 in 2001 and $192,465 in 2000	1,002,794	1,065,496
Current installments of notes receivable	65,649	88,232
Other receivables	295,085	582,002
Inventories	285,999	702,065
Prepaid expenses	499,397	258,398
Income taxes refundable	943,661	943,661
Deferred income taxes	287,817	287,817
Total current assets	4,275,056	5,395,656
Notes receivable, less allowance for doubtful accounts of $41,180 in 2001
and $53,535 in 2000, excluding current installments	42,794	92,775
Property and equipment, net	8,138,965	8,618,654
Franchise royalty contracts, net of accumulated amortization of $4,409,439
in 2001 an $4,569,641 in 2000	4,887,418	5,044,992
Goodwill, net of accumulated amortization of $2,172,411 in 2001 and
$2,058,661 in 2000	4,651,391	4,765,121
Favorable lease rights, net of accumulated amortization of $129,418 in 2001
and $106,150 in 2000	424,415	447,683
Financing costs, net of accumulated amortization of $4,049 in 2001 and
$47,068 in 2000	139,186	143,235
Deferred income taxes	999,748	999,748
Other assets, net	362,585	413,880
$23,921,558	$25,921,744
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$0	$239,155
Credit line note payable to bank	498,000	494,321
Current installments of long-term debt	2,041,129	931,395
Accounts payable	3,439,901	4,386,819
Accrued expenses and other	1,060,441	3,132,156
Total current liablilities	7,039,471	9,183,846
Long-term debt, excluding current installments	5,032,379	5,073,724
Total liabilities	12,071,850	14,257,570
Stockholders' equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and
outstanding 12,079,900 and 12,103,824 shares in 2001 and 2000	120,799	120,799
Additional paid-in capital	8,625,150	8,625,150
Retained earnings	3,103,759	2,918,225
Total stockholders' equity	11,849,708	11,664,174
Commitments and contingencies
$23,921,558	$25,921,744
See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months
	Ended March 31,
	2001	2000

Revenues:
Company-operated stores	$9,867,323	$9,663,156
Franchise operations	1,513,935	1,334,059
Other	99,547	126,223

Total revenues	11,480,805	11,123,438

Costs and expenses:
Cost of company-operated stores	6,914,762	6,616,020
Cost of franchise operations	467,774	554,226
Other cost of operations	74,723	93,699
Restaurant operating expenses	1,451,382	1,143,773
General and administrative	1,485,552	1,474,254
Depreciation and amortization	578,665	633,881

Total costs and expenses	10,972,858	10,515,853

Income from operations	507,947	607,585

Other income (expense):
Interest expense	(175,235)	(206,658)
Interest income	1,675	8,788
Other	(21,803)	(134,254)

(195,363)	(332,124)
Income before income tax
expense	312,584	275,461

Income tax expense	127,050	106,670

Net Income	$185,534	$168,791

Earnings per share:
Basic	0.01	0.01
Diluted	0.01	0.01

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statement of Changes in Stockholders' Equity

Three Months Ended March 31, 2001

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings	Total

Balances, December 31, 2000	12,079,900	$120,799	$8,625,150	$2,918,225	$11,664,174

Net income	--	--	--	185,534	185,534

Balances, March 31, 2001	12,079,900	$120,799	$8,625,150	$3,103,759	$11,849,708

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2001 and 2000

(Unaudited)

	March 31,
	2001	2000

Cash flows from operating activities:
Net Income	$185,534	$168,791
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of property and equipment	278,157	334,013
Amortization of franchise royalty contracts, goodwill,
financing costs and other assets	300,508	299,868
Provision for bad debts	15,000
(Increase) decrease in:
Trade accounts receivable	62,702	(47,326)
Notes receivable	57,564	22,406
Other receivables	286,917	9,321
Inventories	416,066	(4,388)
Prepaid expenses	(240,999)	(145,486)
Other assets	51,295	(2,814)
Increase (decrease) in:
Accounts payable	(948,118)	(278,210)
Accrued expenses	(2,071,715)	(44,161)
Net cash provided by (used in) operating activities	(1,607,089)	312,014

Cash flows from investing activities:
Additions to property and equipment	--	(117,456)
Net cash used in investing activities	0	(117,456)

Cash flows from financing activities:
Net decrease in bank overdraft	(239,155)	(149,305)
Net increase in credit line note payable	3,679	53,861
Proceeds from additional notes	1,410,000
Payments on long-term debt and capital leases	(140,766)	(357,883)
Net cash provided by (used in) financing activities	1,033,758	(453,327)

Net decrease in cash and cash equivalents	(573,331)	(258,769)

Cash and cash equivalents at beginning of period	1,467,985	510,833
Cash and cash equivalents at end of period	$894,654	$252,064

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Notes to Consolidated Financial Statements

March 31, 2001 and 2000

(Unaudited)

(1)        Summary of Significant Accounting Policies

(a)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. (“Austins” or the “Company”) in accordance with accounting principles generally accepted in the United States of American for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year.  The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000

(b)      Reclassifications

Certain reclassifications have been made to 2000 financial statement amounts to conform to the 2001 presentation.

(2)        Business Combination

Effective July 1, 1999, Austins Steaks & Saloon, Inc. (“Austins”), a Delaware corporation, merged with The WesterN SizzliN Corporation (“Western SizzliN”), a Tennessee corporation, located in Roanoke, Virginia.  The assets and business of Western SizzliN are now owned by a wholly owned subsidiary of Austins, The WesterN SizzliN Corporation, a Delaware corporation.  As a result of the merger, Austins’ six moderately priced, casual dining, full service restaurants located in Arizona, Nebraska and New Mexico have been combined with WesterN SizzliN.

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

Pursuant to the merger, each share of WesterN SizzliN common and series B convertible preferred stock (4,339,000 and 874,375 shares, respectively) were converted into two shares of Austin’s common stock.  Also effective with the merger, each WesterN SizzliN common stock warrant (371,250 warrants) was also converted into two shares of Austins’ common stock.

The business combination has been accounted for as a reverse acquisition using the purchase method of accounting.  In the acquisition, the shareholders of the acquired company, WesterN SizzliN, received the majority of the voting interest in the surviving consolidated company.   Therefore, Western SizzliN was deemed to be the acquiring company for financial reporting purposes and accordingly, all of the assets and liabilities of Austins have been recorded at fair value and the operations of Austins have been reflected in the operations of the combined company from July 1, 1999, the date of acquisition.

The purchase price of the business combination was determined based on the market price of Austins’ securities over a reasonable period of time before and after the two companies reached an agreement on the purchase price and the proposed transaction was announced.  On February 23, 1999, Austins and WesterN SizzliN signed a letter of intent agreeing on the purchase price and announced the proposed transaction.  The average closing market price for the five business day period beginning February 19, 1999 and ending February 25, 1999 for Austins was $1.2695.  Applying this price per share to the Austins’ presplit common shares issued, and including the estimated direct costs incurred as a result of the acquisition of $570,813, resulted in a deemed purchase price of $3,999,081.

The aggregate purchase price of the acquisition was allocated based upon management’s best estimate of the fair values of identifiable assets and liabilities of Austins at the date of acquisition as follows:
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

As a part of the private placement, Austins issued 1,286,200 shares of its common stock to the qualified investors-purchasers.  The holders of a majority of the stock ultimately acquired in the private placement have the right, for the one-year period commencing March 15, 2000, to request Austins to file a registration statement with the Securities and Exchange Commission to permit the resale of the stock.  The registration must remain effective for 45 days and Austins must cover the costs of the registration.  If any investor sells all of his or her share in a single three-month period utilizing Rule 144, then the registration rights will not apply to that investor.

(4)        Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for shares of common stock were not included in computing diluted earnings per share for the three and nine-month periods ended September 30, 2000 because these effects are anti-dilutive.  Common stock warrants are not included in computing diluted earnings per share, prior to their conversion in connection with the reverse merger acquisition, since the conditions for their issuance, such as an initial public offering or registration of the Company’s common stock, had not taken place.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

		Weighted
		Average	Earnings
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three months ended March 31, 2001

Net income - basic and diluted	$185,534	12,079,900	0.01

Three months ended March 31, 2000

Net income – basic and diluted	$168,791	12,103,824	0.01

(5)        Reportable Segments

The Company has defined two reportable segments:  Company-operated restaurants and franchising.  The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of “WesterN SizzliN Steakhouse,” “Great American Steak & Buffet,” “WesterN SizzliN Wood Grill” and “Austins Steaks & Saloon.”  The franchising segment consists of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through March 31, 2001, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more to the Company’s consolidated revenues.

The following table summarizes reportable segment information:
	Three Months
	Ended March 31,
	2001	2000

Revenues from reportable segments:
Restaurants	$9,867,323	9,663,156
Franchise and other	1,613,482	1,460,282

Total revenues	$11,480,805	11,123,438

Depreciation and amortization:
Restaurants	389,816	450,393
Franchising and other	188,849	183,488

Total depreciation and amortization	$578,665	633,881

Interest expense:
Restaurants	150,926	167,145
Franchising and other	24,309	39,513

Total interest expense	$175,235	206,658

Interest income:
Restaurants	1,675	6,426
Franchising and other	--	2,362

Total interest income	$1,675	8,788

Income (loss) before income taxes:
Restaurants	(332,097)	59,382
Franchising and other	644,681	216,079

Total income before income taxes	$312,584	275,461

	March 31,	March 31,
	2001	2000
Gross fixed assets:
Restaurants	11,795,680	11,661,568
Franchising and other	1,393,970	1,395,164

Total gross fixed assets	$13,189,650	13,056,732

Expenditures for fixed assets
(including acquisition):
Restaurants	0	98,719
Franchising and other	0	18,737

Total expenditures for fixed assets	$0	117,456

             Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Overview

Austins Steaks & Saloon, Inc. (the Company) underwent a reverse merger acquisition, effective July 1, 1999, with the WesterN SizzliN Corporation (WSC).  A further description of the transaction is provided in note 2 to the consolidated financial statements included in this quarterly report.

The Company currently operates and franchises a total of 261 restaurants located in 24 states, including 21 company-owned and 240 franchise restaurants.  The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

During June 2000, the Company negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA).  The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement.  Under the short-term lease agreement, the Company leased and operated 97 Quincy Steakhouses, owned by FFCA.  The restaurants’ operating results, including all revenues and expenses, were included in the Company’s consolidated financial statements for the quarter ended March 31, 2001.  At the end of the first quarter, no Quincy Steakhouses remained as company-owned restaurants.

From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters.  All statements other than statements of historical fact contained in the Form 10-Q or in any other report of the Company are forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements.  In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements including, without limitation, the following:  the ability of the Company or its franchises to obtain suitable locations for restaurant  development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company’s operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies.  In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Results of Operations

Net income for the three month period ended March 31, 2001 was $185,534 as compared to $168,791 for the three period ended March 31, 2000.  Net income was affected by lost sales due to winter weather, increased costs associated by sales building initiatives and the remaining losses incurred with the Quincy operations of (41,026).

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:
	Three Months
	Ended March 31,
	2001	2000
Revenues:
Company-operated stores	85.9%	86.9%
Franchise royalties and fees	13.2	12.0
Other sales	0.9	1.1
Total revenues	100.0	100.0

Costs and expenses:
Cost of company-operated stores	60.2	59.5
Cost of franchise operations	4.1	5.0
Other cost of operations	0.7	0.8
Restaurant operating expenses	12.6	10.3
General and administrative	12.9	13.3
Depreciation and amortization	5.0	5.7
Total costs and expenses	95.5	94.6

Income from operations	4.5	5.4

Other income (expense)	(1.7)	(3.0)

Income (loss) before income tax expense	2.8	2.4

Income tax expense (benefit)	1.1	0.9
Net income (loss)	1.7%	1.5%

	Three Months
	Ended March 31,
	2001	2000
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	23	26
Opened	0	0
Closed	2	0
End of Period	21	26

Number of Quincy-operated Restaurants:
Beginning of period	53	--
Opened		--
Closed	10	--
Franchised	43	--
End of period	0	--

Number of U.S. Franchised Restaurants:
Beginning of period	198	210
Opened	43	0
Closed	1	1
End of period	240	209

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Total revenues increased 3.2 percent to $11.5 million for the three-months ended March 31, 2001 as compared to $11.1 million for the comparable three-month period ended March 31, 2000.  The three month increase is primarily attributable to the consolidation of the Quincy operations, which had revenue of approximately $1.6 million for the three months ended March 31, 2001.  The remaining deficit from the previous quarter is attributable to five less company stores for the quarter ended March 31, 2001.

Costs and Expenses

Cost of company-operated stores, consisting of food, beverage, and employee costs increased $300,000 for the three months ended March 31, 2000 from $6.6 million in 2000 to $6.9 million in 2001 and as a percentage of total revenues from 59.5% in 2000, to 60.2% in 2001.  The increase is due to the addition of the Quincy operations.  The primary reason for the increase in the percentage of total revenues is the costs of the Quincy stores, whose operating margins were significantly less than the Company’s other operated restaurants.

Cost of franchise operations and other cost of operations decreased from 4.0% to $468,000 for the three months ended March 31, 2001 from 5.0% to $554,000 in 2000.  The addition of the Quincy units did not effect these costs, but due to the increased sales did effect the percentages.

Restaurant operating expenses, which include utilities, insurance, maintenance and other such costs of the company-operated stores increased $308,000 for the three months ended March 31, 2001.  The majority of this increase is due to the operation of the Quincy stores.  These expenses as a percentage of total revenues increased to 12.6% in 2001 compared to 10.3% in 2000 as the operating costs for the Quincy units were higher as a percentage of total revenue than the Company’s other operated restaurants.

General and administrative expenses decreased as a percentage of total revenues from 13.3% in 2000 to 12.9% in 2001 for the three months ended March 31.  This decrease is due to the fact that while significant revenues were added with the Quincy stores, the Company’s administrative function was able to handle the additional workload without incurring significant additional incremental costs.

Depreciation and amortization expense is comparable for the three months ended March 31, 2001 and 2000.

Other Income (Expense)

Interest expense for the three-month period ended March 31, 2001 and 2000 is comparable and attributable to the company’s continued paydown of debt.  Interest income fluctuates according to the levels of available and investable cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income tax expense is directly affected by the levels of pretax income.  The Company’s effective tax rate of approximately 40.6 percent in 2001 is comparable to the annualized rate of 38.8 percent for 2000.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company has operated with negative working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of the Company’s line of credit and long-term debt provided by various lenders.

Cash flows from operations were the primary source of capital expenditures and debt repayments during the periods.  In addition, the Company utilizes its existing line of credit to provide additional short-term funding.  Management is actively reviewing available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, no final agreements have been reached.

Impact of Inflation

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company’s operations.  Over the past few years, inflation had had a lesser impact on the Company’s operations due to the lower rates of inflation in the nation’s economy and economic conditions in the Company’s  market areas.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and has offset increased costs by increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future.  Management anticipates that the average cost of restaurant real estate leases and construction cost could increase in the future which could affect the Company’s ability to expand.  In addition, mandated health care or additional increases in the federal or state minimum wages could significantly increase the Company’s costs of doing business.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings – N/A

Item 2.            Change in Securities and Use of Proceeds – N/A

Item 3.            Defaults Upon Senior Securities – N/A

Item 4.            Submission of Matters to a Vote of Security Holders – N/A

Item 5.            Other Information – N/A

Item 6.            Exhibits and Reports on form 8-K:

(a)         Exhibits:
None

(b)        Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Austin’s Steaks & Saloon, Inc.

Date:	By:
Robyn B. Mabe
Chief Financial Officer