Form 10-Q/A
period 2001-03-31
AUSTINS STEAKS & SALOON INC
filed 2001-06-07
CIK 930686

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT

Commission file number 0-25366

AUSTINS STEAKS & SALOON, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0723400
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

317 Kimball Avenue, NW
Roanoke, VA 24016
(Address of principal executive office)

(540) 345-3195
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 21, 2001, there were 12,079,900 shares of the issuer's common stock outstanding.

AUSTINS STEAKS & SALOON, INC.
Form 10-Q/A Index
Three Months Ended March 31, 2001

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets—March 31, 2001 and December 31, 2000		2
Consolidated Statements of Operations—Three Months Ended March 31, 2001 and 2000		3
Consolidated Statement of Changes in Stockholders' Equity—Three Months Ended March 31, 2001		4
Consolidated Statements of Cash Flows—Three Months Ended March 31, 2001 and 2000		5
Notes to Consolidated Financial Statements		6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	11
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 2.	Change in Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits and Reports on Form 8-K	11

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000

Assets	March 31, 2001	December 31, 2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$894,654	$1,467,985
Trade accounts receivable, net of allowance for doubtful accounts of $207,465 in 2001 and $192,465 in 2000	1,015,149	1,065,496
Current installments of notes receivable	92,959	88,232
Other receivables	295,085	582,002
Inventories	285,999	702,065
Prepaid expenses	248,459	258,398
Income taxes refundable	943,661	943,661
Deferred income taxes	287,817	287,817

Total current assets	4,063,783	5,395,656
Notes receivable, less allowance for doubtful accounts of $53,535 in 2001 and 2000, excluding current installments	325,567	92,775
Property and equipment, net	8,138,965	8,618,654
Franchise royalty contracts, net of accumulated amortization of $4,567,013 in 2001 an $4,409,439 in 2000	4,887,418	5,044,992
Goodwill, net of accumulated amortization of $2,172,411 in 2001 and $2,058,681 in 2000	4,651,391	4,765,121
Favorable lease rights, net of accumulated amortization of $129,418 in 2001 and $106,150 in 2000	424,415	447,683
Financing costs, net of accumulated amortization of $51,117 in 2001 and $47,068 in 2000	139,186	143,235
Deferred income taxes	999,748	999,748
Other assets, net	291,085	413,880

	$23,921,558	$25,921,744

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$—	$239,155
Credit line note payable to bank	498,000	494,321
Current installments of long-term debt	2,041,129	931,395
Accounts payable	3,439,901	4,386,819
Accrued expenses and other	1,060,441	3,132,156

Total current liablilities	7,039,471	9,183,846
Long-term debt, excluding current installments	5,032,379	5,073,724

Total liabilities	12,071,850	14,257,570
Stockholders' equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,079,900 shares in 2001 and 2000	120,799	120,799
Additional paid-in capital	8,625,150	8,625,150
Retained earnings	3,103,759	2,918,225

Total stockholders' equity	11,849,708	11,664,174
Commitments and contingencies

	$23,921,558	$25,921,744

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues:
Company-operated stores	$9,867,323	$9,663,156
Franchise operations	1,513,935	1,334,059
Other	99,547	126,223

Total revenues	11,480,805	11,123,438

Costs and expenses:
Cost of company-operated stores	6,914,762	6,616,020
Cost of franchise operations	467,774	554,226
Other cost of operations	74,723	93,699
Restaurant operating expenses	2,342,023	2,020,677
General and administrative	534,611	597,350
Depreciation and amortization	578,665	633,881

Total costs and expenses	10,912,558	10,515,853

Income from operations	568,247	607,585
Other income (expense):
Interest expense	(175,235)	(206,658)
Interest income	1,675	8,788
Other	(82,103)	(134,254)

	(255,663)	(332,124)

Income before income tax expense	312,584	275,461
Income tax expense	127,050	106,670

Net Income	$185,534	$168,791

Earnings per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2001
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Dollars			Total
Balances, December 31, 2000	12,079,900	$120,799	$8,625,150	$2,918,225	$11,664,174
Net income	—	—	—	185,534	185,534

Balances, March 31, 2001	12,079,900	$120,799	$8,625,150	$3,103,759	$11,849,708

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000
(Unaudited)

	March 31,
	2001	2000
Cash flows from operating activities:
Net Income	$185,534	$168,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	280,044	334,013
Amortization of franchise royalty contracts, goodwill, and other assets	298,621	299,868
Provision for bad debts	15,000	—
Loss on sale/disposal of property and equipment	1,601	—
(Increase) decrease in:
Trade accounts receivable	35,347	(47,326)
Notes receivable	17,725	22,406
Other receivables	286,917	9,321
Inventories	416,066	(4,388)
Prepaid expenses	9,939	(145,486)
Other assets	122,795	(2,814)
Increase (decrease) in:
Accounts payable	(946,918)	(278,210)
Accrued expenses	(2,071,715)	(44,161)

Net cash provided by (used in) operating activities	(1,349,044)	312,014

Cash flows from investing activities:
Additions to property and equipment	(57,200)	(117,456)

Net cash used in investing activities	(57,200)	(117,456)

Cash flows from financing activities:
Net decrease in bank overdraft	(239,155)	(149,305)
Net increase in credit line note payable	3,679	53,861
Proceeds from long term debt	1,410,000	—
Payments on long-term debt and capital leases	(341,611)	(357,883)

Net cash provided by (used in) financing activities	832,913	(453,327)

Net decrease in cash and cash equivalents	(573,331)	(258,769)
Cash and cash equivalents at beginning of period	1,467,985	510,833

Cash and cash equivalents at end of period	$894,654	$252,064

    See accompanying notes to consolidated financial statements.

Noncash investing activities:

  During the three months ended March 31, 2001, the Company sold property and equipment in exchange for notes receivable totaling $255,244

AUSTINS STEAKS & SALOON, INC.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
(Unaudited)

(1) Summary of Significant Accounting Policies

  (a)
  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q/A and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  (b)
  Reclassifications

        Certain reclassifications have been made to 2000 financial statement amounts to conform to the 2001 presentation. Also, certain reclassifications have been made to the amounts included in the original March 31, 2001 Form 10-Q filed by the Company.

(2) Earnings Per Share

      Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options were not included in computing diluted earnings per share for the three month periods ended March 31, 2001 and 2000 because these effects are anti-dilutive.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
Three months ended March 31, 2001
Net income—basic and diluted	$185,534	12,079,900	0.02

Three months ended March 31, 2000
Net income—basic and diluted	$168,791	12,103,824	0.01

(3) Reportable Segments

      The Company has defined two reportable segments: Company-operated restaurants and franchising and other. The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of "WesterN SizzliN Steakhouse," "Great American Steak & Buffet," "WesterN SizzliN Wood Grill," "Quincy's Steakhouse" and "Austins Steaks & Saloon." The franchising and other segment consists of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

      The following table summarizes reportable segment information:

	Three Months Ended March 31,
	2001	2000
Revenues from reportable segments:
Restaurants	$9,867,323	9,663,156
Franchise and other	1,613,482	1,460,282

Total revenues	$11,480,805	11,123,438

Depreciation and amortization:
Restaurants	389,816	450,393
Franchising and other	188,849	183,488

Total depreciation and amortization	$578,665	633,881

Interest expense:
Restaurants	150,926	167,145
Franchising and other	24,309	39,513

Total interest expense	$175,235	206,658

Interest income:
Restaurants	1,675	6,426
Franchising and other	—	2,362

Total interest income	$1,675	8,788

Income (loss) before income taxes:
Restaurants	(332,097)	59,382
Franchising and other	644,681	216,079

Total income before income taxes	$312,584	275,461

	March 31, 2001	March 31, 2000
Gross fixed assets:
Restaurants	11,150,968	11,661,568
Franchising and other	1,393,970	1,395,164

Total gross fixed assets	$12,544,938	13,056,732

Expenditures for fixed assets
Restaurants	1,603	98,719
Franchising and other	55,597	18,737

Total expenditures for fixed assets	$57,200	117,456

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

      The Company currently operates and franchises a total of 261 restaurants located in 24 states, including 21 company-owned and 240 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

      During June 2000, the Company negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, the Company leased and operated 97 Quincy Steakhouses, owned by FFCA. The restaurants' operating results, including all revenues and expenses, were included in the Company's consolidated financial statements for the year ended December 31, 2000. In December 2000, the company closed 44 of the restaurants. Of the 53 restaurants which remained open at December 31, 2000, 43 restaurants were franchised during the first quarter of 2001, with the remaining 10 restaurants closing during the first quarter of 2001. At the end of the first quarter, no Quincy Steakhouses remained as company-owned restaurants.

      From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in the Form 10-Q/A or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: the ability of the Company or its franchises to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

  Results of Operations

      Net income for the three month period ended March 31, 2001 was $185,534 as compared to $168,791 for the three month period ended March 31, 2000. The increase in net income over the prior quarter is attributable to management's efforts to increase our franchise system by adding the 43 Quincys units into our system in the first quarter of 2001.

      The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three Months Ended March 31,
	2001	2000
Revenues:
Company-operated stores	85.9%	86.9%
Franchise royalties and fees	13.2	12.0
Other sales	0.9	1.1

Total revenues	100.0	100.0

Costs and expenses:
Cost of company-operated stores	60.2	59.5
Cost of franchise operations	4.1	5.0
Other cost of operations	0.7	0.8
Restaurant operating expenses	20.4	18.2
General and administrative	4.7	5.4
Depreciation and amortization	5.0	5.7

Total costs and expenses	95.1	94.6

Income from operations	4.9	5.4
Other income (expense)	(2.2)	(3.0)

Income before income tax expense	2.7	2.4
Income tax expense	1.1	0.9

Net income	1.6%	1.5%

	Three Months Ended March 31,
	2001	2000
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	23	26
Opened	—	—
Closed	2	—

End of Period	21	26

Number of Quincy-operated Restaurants:
Beginning of period	53	—
Opened	—	—
Closed	10	—
Franchised	43	—

End of period	—	—

Number of U.S. Franchised Restaurants:
Beginning of period	198	210
Opened	43	—
Closed	1	1

End of period	240	209

  Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

  Revenues

      Revenues increased 3.2 percent to $11.5 million for the three-months ended March 31, 2001 as compared to $11.1 million for the comparable three-month period ended March 31, 2000. The three month increase is primarily attributable to the consolidation of the Quincy operations, which had revenue of approximately

  $1.6 million for the three months ended March 31, 2001. This increase was offset by a decrease of $1.4 million in company-operated stores revenue attributable to five less company stores for the quarter ended March 31, 2001.

  Costs and Expenses

      Cost of company-operated stores, consisting of food, beverage, and employee costs increased $299,000 for the three months ended March 31, 2000 from $6.6 million in 2000 to $6.9 million in 2001 and as a percentage of total revenues from 59.5% in 2000, to 60.2% in 2001. The increase is due to the addition of the Quincy operations.

      Cost of franchise operations decreased to 4.1% and $468,000 for the three months ended March 31, 2001 from 5.0% and $554,000 in 2000. The addition of the Quincy units did not effect these costs, but due to these units increasing sales, the percentages were impacted accordingly. The total dollar decrease in these costs is due to the company's efforts in streamlining costs, such as reassigning job duties and job reductions.

      Restaurant operating expenses, which includes utilities, insurance, maintenance, rent and other such costs of the company-operated stores increased $321,000 for the three months ended March 31, 2001. The majority of this increase is due to the operation of the Quincy stores. These expenses as a percentage of total revenues increased to 20.4% in 2001 compared to 18.2% in 2000 as the operating costs for the Quincy units were higher as a percentage of total revenue than the Company's other operated restaurants.

      General and administrative expenses decreased as a percentage of total revenues from 5.4% in 2000 to 4.7% in 2001 for the three months ended March 31. This decrease is due to the fact that while revenues were added with the Quincy stores, the Company's administrative function was able to handle the additional workload without incurring additional incremental costs.

      Depreciation and amortization expense decreased 9% for the three months ended March 31, 2001 compared to March 31, 2000 due primarily to closings of under performing company-operated restaurants and retirement of their related long-lived assets which were recorded as of December 31, 2000.

  Other Income (Expense)

      Interest expense decreased for the three-month period ended March 31, 2001 as compared to 2000 due to a lower average outstanding principal balance comparing these respective periods. Interest income fluctuates according to the levels of available and investable cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

      The Company's effective tax rate of approximately 40.6 percent in 2001 is comparable to the rate of 38.8 percent for 2000.

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

      Cash flows of $833,000 from financing activities and a reduction in cash and cash equivalents of $573,000 were the primary sources of cash used to support operating activities. The Company utilizes its existing line of credit to provide additional short-term funding. Management is actively reviewing available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, no final agreements have been reached.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      The Company does not engage in derivative financial instruments or derivative commodity instruments. As of March 31, 2001, the Company's financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. However, the Company is exposed to market risk related to interest rates.

      The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

      Debt obligations held for other than trading purposes at March 31, 2001 (dollars in thousands):

EXPECTED MATURITY DATE

	2001	2002	2003	2004	2005	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	$498	—	—	—	—	—	$498	$498
Average Interest Rate	9.00%	—	—	—	—	—	9.00%
Long-term debt
Fixed Rate	$823	$521	$521	$538	$505	$3,007	$5,915	$5,948
Average Interest Rate	10.67%	10.11%	9.94%	9.94%	9.94%	10.04%	10.11%
Variable Rate	$1,159	—	—	—	—	—	$1,159	$1,159
Average Interest Rate	9.00%	—	—	—	—	—	9.00%

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—N/A

Item 2. Change in Securities and Use of Proceeds—N/A

Item 3. Defaults Upon Senior Securities—N/A

Item 4. Submission of Matters to a Vote of Security Holders—N/A

Item 5. Other Information—Registrant, in an effort to make a timely filing, filed the original Form 10-Q without review by any independent public accountants. This was not disclosed in the original filing. KPMG LLP has subsequently been engaged and has completed a review of the Registrant's interim financial statements for the three months ended March 31, 2001 in accordance with Statement on Auditing Standard No. 71. This amendment reflects any changes from the original filing. The changes did not affect reported earnings in the previous filing.

Item 6. Exhibits and Reports on form 8-K:

    (a) Exhibits:

      None

    (b) Reports on Form 8-K

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Austins Steaks & Saloon, Inc.
By:	/s/ ROBYN B. MABE Robyn B. Mabe Chief Financial Officer

Date: May 7, 2001

QuickLinks

Form 10–Q/A Index
PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
PART II. OTHER INFORMATION
SIGNATURES