Form 10QSB/A
period 2000-09-30
AUSTINS STEAKS & SALOON INC
filed 2001-07-05
CIK 930686

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number 0-25366

AUSTINS STEAKS & SALOON, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	86-0723400 (IRS Employer Identification No.)

317 Kimball Avenue, NW
Roanoke, VA 24016
(Address of principal executive office)

(540) 345-3195
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of June 15, 2001, there were 12,079,900 shares of the issuer's common stock outstanding.

THIRD QUARTER REPORT OF FORM 10-QSB/A

AUSTINS STEAKS & SALOON, INC.
Form 10-QSB/A Index
Nine Months Ended September 30, 2000

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999

	September 30, 2000	December 31, 1999
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$2,523,741	$510,833
Trade accounts receivable, net of allowance for doubtful accounts of $220,833 in 2000 and $185,062 in 1999	939,086	910,552
Current installments of notes receivable	76,784	131,584
Other receivables	757,035	421,728
Inventories	1,248,257	383,281
Prepaid expenses	683,514	242,556
Deferred income taxes	202,372	202,372

Total current assets	6,430,789	2,802,906
Notes receivable, less allowance for doubtful accounts of $128,822 in 2000 and $148,902 in 1999, excluding current installments	47,925	106,249
Property and equipment, net	9,342,437	9,820,221
Franchise royalty contracts, net of accumulated amortization of $4,254,494 in 2000 and $3,781,772 in 1999	5,199,937	5,672,659
Goodwill, net of accumulated amortization of $1,864,335 in 2000 and $1,603,760 in 1999	4,959,467	5,220,042
Favorable lease rights, net of accumulated amortization of $116,343 in 2000 and $35,383 in 1999	437,490	518,450
Deferred income taxes	873,418	873,418
Financing costs, net of accumulated amortization of $43,020 in 2000 and $30,875 in 1999	147,283	159,428
Other assets, net	425,962	369,161

	$27,864,708	$25,542,534

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$—	$149,305
Credit line note payable to bank	476,707	446,139
Current installments of long-term debt	1,217,912	2,686,973
Current installments of obligations under capital leases	45,547	39,851
Accounts payable	5,413,719	2,780,388
Accrued expenses and other	2,465,726	676,202

Total current liablilities	9,619,611	6,778,858
Long-term debt, excluding current installments	5,008,383	5,576,155
Obligations under capital leases, excluding current installments	—	44,339

Total liabilities	14,627,994	12,399,352
Stockholders' equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,079,900 and 12,103,824 shares in 2000 and 1999, respectively	120,799	121,038
Additional paid-in capital	8,625,150	8,677,425
Retained earnings	4,490,765	4,344,719

Total stockholders' equity	13,236,714	13,143,182

Commitments and contingencies	$27,864,708	$25,542,534

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Restated)		(Restated)
Revenues:
Company-operated stores	$30,704,023	$10,246,135	$56,253,197	$27,037,876
Franchise operations	1,414,789	1,461,618	4,267,583	4,391,805
Other	131,054	137,084	390,883	398,250

Total revenues	32,249,866	11,844,837	60,911,663	31,827,931

Costs and expenses:
Cost of company-operated stores	24,383,407	7,340,054	42,595,688	18,825,151
Cost of franchise operations	548,612	572,760	1,673,784	1,661,879
Other cost of operations	98,704	101,721	292,541	299,845
Restaurant operating expenses	3,710,631	1,228,028	6,778,976	3,172,286
General and administrative	2,969,995	1,551,866	6,374,035	3,897,044
Depreciation and amortization	622,735	647,155	1,888,319	1,751,831

Total costs and expenses	32,334,084	11,441,584	59,603,343	29,608,036

Income (loss) from operations	(84,218)	403,253	1,308,320	2,219,895
Other income (expense):
Interest expense	(169,248)	(184,791)	(574,302)	(571,838)
Interest income	11,452	28,225	29,086	39,994
Other	(219,798)	(227,350)	(522,496)	(1,407,903)

	(377,594)	(383,916)	(1,067,712)	(1,939,747)

Income (loss) before income tax expense (benefit)	(461,812)	19,337	240,608	280,148
Income tax expense (benefit)	(174,503)	6,300	94,562	97,600

Net Income (loss)	$(287,309)	$13,037	$146,046	$182,548

Earnings (loss) per share:
Basic	(0.02)	—	0.01	0.02
Diluted	(0.02)	—	0.01	0.02

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statement of Changes in Stockholders' Equity

Nine Months Ended September 30, 2000

(Unaudited)
(Restated)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Dollars			Total
Balances, December 31, 1999	12,103,824	$121,038	$8,677,425	$4,344,719	$13,143,182
Net income	—	—	—	146,046	146,046
Repurchase of common stock	(23,924)	(239)	(52,275)	—	(52,514)

Balances, September 30, 2000	12,079,900	$120,799	$8,625,150	$4,490,765	$13,236,714

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2000 and 1999

(Unaudited)

	September 30,
	2000	1999
	(Restated)
Cash flows from operating activities:
Net Income	$146,046	$182,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	998,874	848,008
Amortization of franchise royalty contracts, goodwill, financing costs and other assets	889,445	903,823
Provision for bad debts	35,000	77,603
Provision for deferred taxes	—	(169,760)
Gain on sale/disposal of property and equipment	—	(96,808)
(Increase) decrease in:
Trade accounts receivable	(63,534)	9,824
Notes receivable	113,124	23,560
Other receivables	(335,307)	(258,996)
Inventories	(864,976)	84,197
Prepaid expenses	(440,958)	(86,813)
Other assets	(119,844)	(22,267)
Increase (decrease) in:
Accounts payable	2,633,331	904,048
Accrued expenses	1,789,524	205,828

Net cash provided by operating activities	4,780,725	2,604,795

Cash flows from investing activities:
Additions to property and equipment	(521,090)	(1,873,347)
Acquisition costs, net of cash received	—	(570,813)
Proceeds from sale of property and equipment	—	70,585

Net cash used in investing activities	(521,090)	(2,373,575)

Cash flows from financing activities:
Net decrease in bank overdraft	(149,305)	—
Proceeds from long-term debt	119,570	1,700,000
Net increase in credit line note payable	30,568	62,593
Payments on long-term debt and capital leases	(2,195,046)	(2,093,112)
Proceeds from issuance of common stock in private placement	—	2,919,578
Proceeds from exercise of common stock options	—	232,500
Repurchase of common stock	(52,514)	(3,420,000)

Net cash used in financing activities	(2,246,727)	(598,441)

Net increase (decrease) in cash and cash equivalents	2,012,908	(367,221)
Cash and cash equivalents at beginning of period	510,833	643,536

Cash and cash equivalents at end of period	$2,523,741	$276,315

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Notes to Consolidated Financial Statements

September 30, 2000 and 1999

(Unaudited)

(1) Summary of Significant Accounting Policies

  (a)  Restatement

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

    In Austins' quarterly report on Form 10-QSB for the quarter ended September 30, 2000, Austins included in its consolidated financial statements the management fees earned under its agreement with WSSVA, and did not consolidate WSSVA's operating results. Subsequent to the original Form 10-QSB filing, Austins determined that, based on Austins' substantive control of WSSVA, the operating results of WSSVA should be consolidated in Austins' consolidated financial statements. The restated quarterly amounts shown below reflect the consolidation of WSSVA in Austins' consolidated financial statements, including the elimination of the intercompany management fee and the consolidation of all revenues and expenses of the restaurants managed under the lease agreement with FFCA.

  Condensed Consolidated Balance Sheet Data

    September 30, 2000

	Previously Filed	Restated
Total assets	$24,505,892	$27,864,708
Total liabilities	10,499,020	14,627,994
Total stockholders' equity	14,006,872	13,236,714

  Condensed Consolidated Statement of Operations Data

    Nine Months Ended September 30, 2000

	Previously Filed	Restated
Net revenues	$34,558,596	$60,911,663
Net income	916,204	146,046

  (b)  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") in accordance with accounting principles generally accepted in the United States of American for interim financial reporting information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

  (c)  Reclassifications

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

    Pursuant to the merger, each share of WesterN SizzliN common and series B convertible preferred stock (4,339,000 and 874,375 shares, respectively) were converted into two shares of Austin's common stock. Also effective with the merger, each WesterN SizzliN common stock warrant (371,250 warrants) was also converted into two shares of Austins' common stock.

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

    The purchase of the business combination was determined based on the market price of Austins' securities over a reasonable period of time before and after the two companies reached an agreement on the purchase price and the proposed transaction was announced. On February 23, 1999, Austins and WesterN SizzliN signed a letter of intent agreeing on the purchase price and announced the proposed transaction. The average closing market price for the five business day period beginning February 19, 1999 and ending February 25, 1999 for Austins was $1.2695. Applying this price per share to the

Austins' presplit common shares issued, and including the estimated direct costs incurred as a result of the acquisition of $570,813, resulted in a deemed purchase price of $3,999,081.

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

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years included:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
	(Restated)
Three months ended September 30, 2000
Net loss—basic and diluted	$(287,309)	12,095,936	(0.02)

Three months ended September 30, 1999
Net income—basic	$13,037	8,955,022	—
Effect of dilutive stock options	—	114,539	—

Net income—diluted	$13,037	9,069,561	—

Nine months ended September 30, 2000
Net income—basic and diluted	$146,046	12,101,195	0.01

Nine months ended September 30, 1999
Net income—basic	$182,548	8,772,491	—
Effect of dilutive stock options	—	38,599	0.02

Net income—diluted	$182,548	8,811,090	0.02

(5) Reportable Segments

    The Company has defined two reportable segments: Company-operated restaurants and franchising and other. The Compnay-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of "WesterN SizzliN Steakhouse," "Great American Steak & Buffet," "WesterN SizzliN Wood Grill," "Quincy's Steakhouse and "Austins Steaks & Saloon." The franchising and other segment consists of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

    Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through September 30, 2000, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more to the Company's consolidated revenues.

    The following table summarizes reportable segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Restated)		(Restated)
Revenues from reportable segments:
Restaurants	$30,704,023	10,246,135	56,253,197	27,037,876
Franchising and other	1,545,843	1,598,702	4,658,466	4,790,055

Total revenues	$32,249,866	11,844,837	60,911,663	31,827,931

Depreciation and amortization:
Restaurants	439,247	447,545	1,337,855	1,153,001
Franchising and other	183,488	199,610	550,464	598,830

Total depreciation and amortization	$622,735	647,155	1,888,319	1,751,831

Interest expense:
Restaurants	150,469	172,344	485,125	495,006
Franchising and other	18,779	12,447	89,177	76,832

Total interest expense	$169,248	184,791	574,302	571,838

Interest income:
Restaurants	10,128	27,039	21,498	21,183
Franchising and other	1,324	1,186	7,588	18,811

Total interest income	$11,452	28,225	29,086	39,994

Income (loss) before income taxes:
Restaurants	(1,561,819)	(225,749)	(1,786,114)	136,289
Franchising and other	1,100,007	245,086	2,026,722	143,859

Total income (loss) before income taxes	$(461,812)	19,337	240,608	280,148

	September 30, 2000	September 30, 1999
Gross fixed assets:
Restaurants	11,963,919	12,927,921
Franchising and other	1,486,639	1,407,537

Total gross fixed assets	$13,450,558	14,335,458

Expenditures for fixed assets (including acquisition):
Restaurants	401,070	4,648,829
Franchising and other	120,020	133,658

Total expenditures for fixed assets	$521,090	4,782,487

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

    As of September, the Company operated and franchised a total of 316 restaurants located in 24 states, including 112 company-owned and 204 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

    During June 2000, the Company negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, the Company leased and operated 97 Quincy Steakhouses, owned by FFCA. The restaurants' operating results, including all revenues and expenses, were included in the Company's consolidated financial statements for the quarter ended September 30, 2000.

    From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in the Form 10-QSB or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: the ability of the Company or its franchises to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Results of Operations

    Net income (loss) for the three and nine-month periods ended September 30, 2000 was ($287,309) and $146,046 respectively, as compared to $13,037 and $182,548 for the three and nine-month periods ended September 30, 1999, respectively. The results for the nine-month period ended September 30, 2000 were negatively effected by the consolidation of the Quincy operations. The Quincy operations had a net loss of approximately ($770,000) for the nine-months ended September 30, 2000. The results for the nine-month period ended September 30, 1999 were negatively affected by a $1,000,000 charge related to the settlement of litigation with the former president of WSC.

    The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Restated)		(Restated)
Revenues:
Company-operated stores	95.2%	86.5%	92.4%	85.0%
Franchise royalties and fees	4.4	12.3	7.0	13.8
Other sales	0.4	1.2	0.6	1.2

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of company-operated stores	75.6	62.0	69.9	59.2
Cost of franchise operations	1.7	4.8	2.7	5.2
Other cost of operations	0.3	0.9	0.5	0.9
Restaurant operating expenses	11.5	10.4	11.1	10.0
General and administrative	9.2	13.1	10.5	12.2
Depreciation and amortization	2.0	5.4	3.1	5.5

Total costs and expenses	100.3	96.6	97.8	93.0

Income (loss) from operations	(0.3)	3.4	2.2	7.0
Other income (expense)	(1.1)	(3.2)	(1.8)	(6.1)

Income (loss) before income tax expense	(1.4)	0.2	0.4	0.9
Income tax expense (benefit)	(0.5)	0.1	0.2	0.3

Net income (loss)	(0.9)%	0.1%	0.2%	0.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	25	20	26	20
Opened	—	—	—	—
Closed	—	—	1	—
Acquired from franchisee or other	—	6	—	6

End of period	25	26	25	20

Number of Quincy-operated Restaurants:
Beginning of lease agreement	97	—	97	—
Closed	10	—	10	—

End of period	87	—	87	—

Number of U.S. Franchised Restaurants:
Beginning of period	207	219	210	225
Opened	—	—	—	3
Closed	3	4	6	13
Acquired by Company	—	—	—	—

End of period	204	215	204	215

Quarter and Year-To-Date Ended September 30, 2000 Compared to Quarter and Year-To-Date Ended September 30, 1999

    Total revenues increased 172.3 percent to $32.2 million for the three-months ended September 30, 2000 as compared to $11.8 million for the comparable three-month period ended September 30, 1999. Total revenues for the nine-month period ended September 30, 2000 increased 91.4 percent to $60.9 million from $31.8 million for the nine months ended September 30, 1999. The three and nine month increase is primarily attributable to the consolidation of the Quincy operations, which had revenue of approximately $20.7 million and $26.4 million for the three and nine months ended September 30, 2000.

Costs and Expenses

    Cost of company-operated stores, consisting of food, beverage, and employee costs increased $17.0 million for the three months ended September 30, 2000 from $7.3 million in 1999 to $24.3 million in 2000 and as a percentage of total revenues from 62.0% in 1999, to 75.6% in 2000. For the nine months ended September 30, 2000, the cost of company-operated stores increased $23.8 million from $18.8 million in 1999 to $42.6 million in 2000 and as a percentage of total revenues from 59.2% in 1999 to 69.9% in 2000. The increase is due to the addition of the Quincy operations. The primary reason for the increase of these costs as a percentage of total revenues is the costs of the Quincy stores, whose operating margins were significantly less than the Company's other operated restaurants.

    Cost of franchise operations and other cost of operations decreased as a percentage of total revenues to 2.0% and $647,000 for the three months ended September 30, 2000 from 5.7% and $674,000 in 1999. These costs decreased to 3.2% and $1.97 million for the nine months ended September 30, 2000 from 6.1% and $1.96 million in 1999. The addition of the Quincy units did not effect these costs, but due to the increased sales did effect the percentages.

    Restaurant operating expenses which include utilities, maintenance and other such costs of the company-operated stores increased $2.5 million and $3.6 million for the three and nine months ended September 30, 2000. The majority of this increase is due to the addition of the Quincy stores. These expenses as a percentage of total revenues increased to 11.5% and 11.1% in 2000 compared to 10.4% and 10.0% in 1999 for the three and nine months ended September 30, as the operating costs for the Quincy units were higher as a percentage of total revenue than the Company's other operated restaurants.

    General and administrative expenses increased $1.4 million and $2.5 million for the three and nine months ended September 30, 2000 over the respective prior periods due to the addition of the Quincy operations. General and administrative expenses decreased as a percentage of total revenues from 13.1% and 12.2% in 1999 to 9.2% and 10.8% in 2000 for the three and nine months ended September 30. This decrease in percentage is due to the fact that while significant revenues were added with the Quincy stores, the company's administrative function was able to handle the additional workload without incurring significant additional incremental cost.

    Depreciation and amortization expense is comparable for the three and nine months ended September 30, 2000 and 1999.

Other Income (Expense)

    The largest single item affecting other income and expense in 1999 is the settlement of long-standing litigation with WSC's former president in June 1999. The settlement, including $1 million related to the lawsuit, is more fully discussed in note 3 to the consolidated financial statements and is included in other expense.

    Interest expense for the three-month and nine-month periods ended September 30, 2000 and 1999 is comparable. Interest income fluctuates according to the levels of available and investable cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

    Income tax expense is directly affected by the levels of pretax income. The Company's effective tax rate of approximately 39.3 percent in 2000 is comparable to the annualized rate of 38.3 percent in 1999.

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

    For the nine months ended September 30, 2000 and 1999, the Company had net cash provided by operating activities of $4,780,725 and $2,604,795, respectively. The increase is attributable to consolidation of the Quincy's operations. Cash flows from operations were the primary source of capital expenditures and debt repayments during the periods. In addition, the Company utilizes its existing line of credit to provide additional short-term funding. Management is actively reviewing available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, no final agreements have been reached.

Impact of Inflation

    The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company's operations. Over the past few years, inflation had had a lesser impact on the Company's operations due to the lower rates of inflation in the nation's economy and economic conditions in the Company's market areas.

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

Austins Steaks & Saloon, Inc.
Date: July 5, 2001	By:	/s/ ROBYN B. MABE Robyn B. Mabe Chief Financial Officer

QuickLinks

AUSTINS STEAKS & SALOON, INC. Form 10-QSB/A Index Nine Months Ended September 30, 2000
PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
AUSTINS STEAKS & SALOON, INC. Consolidated Statements of Operations (Unaudited)
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
SIGNATURES