Form 10-Q
period 2001-06-30
AUSTINS STEAKS & SALOON INC
filed 2001-08-14
CIK 930686

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2001
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

(540) 345-3195
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes /x/ No / /

    As of August 4, 2001, there were 12,178,800 shares of the issuer's common stock outstanding.

AUSTINS STEAKS & SALOON, INC.
Form 10-Q Index
Six Months Ended June 30, 2001

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
		Consolidated Balance Sheets—June 30, 2001 and December 31, 2000	2
		Consolidated Statements of Operations—Three Months and Six Months Ended June 30, 2001 and 2000	3
		Consolidated Statement of Changes in Stockholders' Equity—Six Months Ended June 30, 2001	4
		Consolidated Statements of Cash Flows—Six Months Ended June 30, 2001 and 2000	5
		Notes to Consolidated Financial Statements	6-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	16
	Item 2.	Change in Securities and Use of Proceeds	16
	Item 3.	Defaults Upon Senior Securities	16
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 5.	Other Information	16
	Item 6.	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000

	June 30, 2001 (unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$440,932	$1,467,985
Trade accounts receivable, net of allowance for doubtful accounts of $216,000 in 2001 and $192,465 in 2000	1,174,889	1,065,496
Current installments of notes receivable	90,500	88,232
Other receivables	706,684	582,002
Inventories	233,181	702,065
Prepaid expenses	604,910	478,398
Income taxes refundable	—	943,661
Deferred income taxes	287,817	287,817

Total current assets	3,538,913	5,615,656
Notes receivable, less allowance for doubtful accounts of $55,000 in 2001 and $53,535 in 2000, excluding current installments	243,791	92,775
Property and equipment, net	7,936,935	8,618,654
Franchise royalty contracts, net of accumulated amortization of $4,727,215 in 2001 and $4,409,439 in 2000	4,727,216	5,044,992
Goodwill, net of accumulated amortization of $2,286,141 in 2001 and $2,058,681 in 2000	4,537,661	4,765,121
Favorable lease rights, net of accumulated amortization of $152,686 in 2001 and $106,150 in 2000	401,147	447,683
Financing costs, net of accumulated amortization of $55,165 in 2001 and $47,068 in 2000	135,138	143,235
Deferred income taxes	999,748	999,748
Other assets, net	336,690	413,880

	$22,857,239	$26,141,744

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$—	$239,155
Credit line note payable to bank	251,258	494,321
Notes payable	989,168	—
Current installments of long-term debt	406,041	931,395
Accounts payable	2,744,359	4,606,819
Accrued expenses and other	1,002,360	3,132,156
Income taxes payable	98,504	—

Total current liabilities	5,491,690	9,403,846
Long-term debt, excluding current installments	5,222,476	5,073,724

Total liabilities	10,714,166	14,477,570

Stockholders' equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,178,800 shares in 2001 and 12,079,900 in 2000	121,788	120,799
Additional paid-in capital	8,699,173	8,625,150
Retained earnings	3,322,112	2,918,225

Total stockholders' equity	12,143,073	11,664,174
Commitments and contingencies

	$22,857,239	$26,141,744

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
		(restated)		(restated)
Revenues:
Company-operated stores	$8,515,056	$15,886,018	$18,382,379	$25,549,174
Franchise operations	1,454,606	1,518,735	2,968,541	2,852,794
Other	145,390	133,606	244,937	259,829

Total revenues	10,115,052	17,538,359	21,595,857	28,661,797

Costs and expenses:
Cost of company-operated stores	6,036,665	11,596,261	12,951,427	18,212,281
Cost of franchise operations	545,579	570,946	1,013,353	1,125,172
Other cost of operations	108,602	100,138	183,325	193,837
Restaurant operating expenses	1,712,450	3,040,239	3,874,181	5,060,916
General and administrative	624,857	1,009,362	1,436,403	1,606,712
Depreciation and amortization	577,392	631,703	1,156,057	1,265,584

Total costs and expenses	9,605,545	16,948,649	20,614,746	27,464,602

Income from operations	509,507	589,710	981,111	1,197,295
Other income (expense):
Interest expense	(168,987)	(198,396)	(344,222)	(405,054)
Interest income	1,933	8,846	3,608	17,634
Other	900	27,403	15,440	(106,851)

	(166,154)	(162,147)	(325,174)	(494,271)

Income before income tax expense	343,353	427,563	655,937	703,024
Income tax expense	125,000	163,000	252,050	269,670

Net income	$218,353	$264,563	$403,887	$433,354

Earnings per share:
Basic	.02	.02	.03	.04
Diluted	.02	.02	.03	.04

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS AND SALOON, INC.
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2001
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Dollars			Total
Balances, December 31, 2000	12,079,900	$120,799	$8,625,150	$2,918,225	$11,664,174
Net income	—	—	—	403,887	403,887
Issuance of common stock	98,900	989	74,023	—	75,012

Balances, June 30, 2001	$12,178,800	$121,788	$8,699,173	$3,322,112	$12,143,073

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000
(Unaudited)

	June 30,
	2001	2000
		(restated)
Cash flows from operating activities:
Net income	$403,887	$433,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	556,187	677,836
Amortization of franchise royalty contracts, goodwill, financing costs and other assets	599,869	587,748
Loss on disposal of fixed assets	1,439	—
Provision for bad debts	25,000	26,325
(Increase) decrease in:
Trade accounts receivable	(134,393)	(170,756)
Notes receivable	101,960	113,209
Other receivables	(124,682)	(290,236)
Inventories	468,884	(966,347)
Prepaid expenses	(126,512)	(563,874)
Other assets	77,190	57,423
Income taxes refundable	943,661	(943,661)
Increase (decrease) in:
Accounts payable	(1,862,460)	2,585,292
Accrued expenses	(2,054,784)	288,863
Income taxes payable	98,504	—

Net cash provided by (used in) operating activities	(1,026,250)	1,835,176

Cash flows from investing activities:
Additions to property and equipment	(131,151)	(336,261)

Net cash provided by (used in) investing activities	(131,151)	(336,261)

Cash flows from financing activities:
Net decrease in bank overdraft	(239,155)	(149,305)
Net decrease in credit line note payable	(243,063)	(28,870)
Net increase in notes payable	989,168	—
Payments on long-term debt and capital leases	(376,602)	(1,496,905)

Net cash provided by (used in) financing activities	130,348	(1,675,080)

Net decrease in cash and cash equivalents	(1,027,053)	(176,165)
Cash and cash equivalents at beginning of period	1,467,985	510,833

Cash and cash equivalents at end of period	$440,932	$334,668

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Notes to Consolidated Financial Statements
June 30, 2001 and 2000
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

    In Austins' quarterly report on Form 10-QSB for the quarter ended June 30, 2000, Austins included in its consolidated financial statements the management fees earned under its agreement with WSSVA, and did not consolidate WSSVA's operating results. Subsequent to the original Form 10-QSB filing Austins determined that, based on Austins' substantive control of WSSVA, the operating results of WSSVA should be consolidated in Austins' consolidated financial statements. The restated quarterly amounts shown below reflect the consolidation of WSSVA in Austins' consolidated financial statements, including the elimination of the intercompany management fee and the consolidation of all revenues and expenses of the restaurants managed under the lease agreement with FFCA.

Condensed Consolidated Statements of Operations Data

Three-Months Ended June 30, 2000

	Previously Filed	Restated
Net revenues	$11,920,918	$17,538,359
Net income	$243,360	$264,563

Six Months Ended June 30, 2000

	Previously Filed	Restated
Net revenues	$23,044,356	$28,661,797
Net income	$412,151	$433,354

  (b)  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. ("Austins" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown, have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  (c)  Reclassifications

    Certain reclassifications have been made to 2000 financial statement amounts to conform to the 2001 presentation.

(2)  Earnings Per Share

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the three and six-month periods ended June 30, 2001 and 2000 because these effects are anti-dilutive.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
Three months ended June 30, 2001
Net income—basic and diluted	$218,353	12,178,800	$.02

Three months ended June 30, 2000
Net income—basic and diluted	$264,563	12,103,824	$.02

Six months ended June 30, 2001
Net income—basic and diluted	$403,887	12,129,077	$.03

Six months ended June 30, 2000
Net income—basic and diluted	$433,354	12,103,824	$.04

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

    Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through June 30, 2001, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more of the Company's consolidated revenues.

    The following table summarizes reportable segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
		(restated)		(restated)
Revenues from reportable segments:
Restaurants	$8,515,056	15,886,018	18,382,379	25,549,174
Franchising and other	1,599,996	1,652,341	3,213,478	3,112,623

Total revenues	$10,115,052	17,538,359	21,595,857	28,661,797

Depreciation and amortization:
Restaurants	389,817	448,215	779,633	898,608
Franchising and other	187,575	183,488	376,424	366,976

Total depreciation and amortization	$577,392	631,703	1,156,057	1,265,584

Interest expense:
Restaurants	135,764	167,511	286,689	334,656
Franchising and other	33,223	30,885	57,533	70,398

Total interest expense	$168,987	198,396	344,222	405,054

Interest income:
Restaurants	1,933	4,944	3,608	11,370
Franchising and other	—	3,902	—	6,264

Total interest income	$1,933	8,846	3,608	17,634

Income (loss) before income taxes:
Restaurants	(224,265)	(151,073)	(556,362)	(223,691)
Franchising and other	567,618	578,636	1,212,299	926,715

Total income before income taxes	$343,353	427,563	655,937	703,024

	June 30, 2001	June 30, 2000
Gross fixed assets:
Restaurants	$11,220,355	11,810,371
Franchising and other	1,398,117	1,465,165

Total gross fixed assets	$12,618,472	13,275,536

Expenditures for fixed assets:
Restaurants	$109,159	247,522
Franchising and other	21,992	88,739

Total expenditures for fixed assets	$131,151	336,261

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company currently operates and franchises a total of 252 restaurants located in 24 states, including 18 company-owned and 234 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

    During June 2000, the Company negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, the Company leased and operated 97 Quincy Steakhouses, owned by FFCA. The restaurants' operating results, including all revenues and expenses, were included in the Company's consolidated financial statements for the year ended December 31, 2000. In December 2000, the company closed 44 of the restaurants. Of the 53 restaurants which remained opened at December 31, 2000, 43 restaurants were franchised during the first quarter of 2001, with the remaining 10 restaurants closing during the first quarter of 2001. At the end of the first quarter, no Quincy Steakhouses remained as company-owned restaurants.

    From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following:the ability of the Company or its franchises to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Quarter and Year-to-Date Ended June 30, 2001 Compared to Quarter and Year-to-Date Ended June 30, 2000

Results of Operations

    Net income for the three and six-month periods ended June 30, 2001 was $218,353 and $403,887 respectively, as compared to net income of $264,563 for the three months ended June 30, 2000 and net income of $433,354 for the six-month period ended June 30, 2000. The decreases are attributable to a net loss on the operation of the Quincys units of $123,067 and $164,093 for the three and six month periods ended June 30, 2001, offset by an increase in net income attributed to the Company's increased franchise system. Without the loss from the Quincys operations, the Company would have shown 29% and 31% increase in net income over the three and six month periods last year.

    The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data	2001	2000	2001	2000
Revenues:
Company-operated stores	84.2%	90.6%	85.1%	89.1%
Franchise royalties and fees	14.4	8.7	13.8	10.0
Other sales	1.4	0.7	1.1	0.9

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of company-operated stores	59.7	66.1	60.0	63.5
Cost of franchise operations	5.4	3.3	4.7	3.9
Other cost of operations	1.1	0.6	0.8	0.7
Restaurant operating expenses	16.9	17.3	17.9	17.7
General and administrative	6.2	5.8	6.7	5.6
Depreciation and amortization	5.7	3.6	5.4	4.5

Total costs and expenses	95.0	96.7	95.5	95.9

Income from operations	5.0	3.3	4.5	4.1
Other income (expense)	(1.6)	(0.9)	(1.5)	(1.7)

Income before income tax expense	3.4	2.4	3.0	2.4
Income tax expense	1.2	0.9	1.2	0.9

Net income	2.2%	1.5%	1.8%	1.5%

	Three Months Ended June 30,		Six Months Ended June 30,
Restaurant Data	2001	2000	2001	2000
Number of Company-operated Restaurants:
Beginning of period	21	26	21	26
Opened	—	—	—	—
Closed	3	1	3	1

End of period	18	25	18	25

Number of Quincy-operated Restaurants:
Beginning of period	—	—	53	—
Opened	—	97	—	97
Closed	—	—	10	—
Franchised	—	—	43	—

End of period	—	97	0	97

Number of U.S. Franchised Restaurants:
Beginning of period	240	209	198	210
Opened	—	—	43	—
Closed	6	2	7	3

End of period	234	207	234	207

Revenues

    Total revenues decreased 42.3 percent to $10.1 million for the three-months ended June 30, 2001 as compared to $17.5 million for the comparable three-month period ended June 30, 2000. Revenues for the six-month period ended June 30, 2001 decreased 24.7 percent to $21.6 million from $28.7 million for the six months ended June 30, 2000.

    The decrease is primarily attributable to the consolidation of the Quincy operations, which had revenues of approximately $1.6 million during the three and six months ended June 30, 2001 compared to $5.6 million during 2000. The remaining decrease is due to the closings of under performing Company stores, other than Quincy's, or the transfer of company operations to franchise units during the first six months of 2001.

    Franchise revenues are comparable for the three and six months ended June 30, 2001and 2000. Although the Company's system wide franchise revenues are down $1.2 million on a comparable store basis, we have more franchised restaurants at the end of June 30, 2001 compared to prior year due largely to the franchise of 43 Quincy units converted to Western Sizzlin units during the first quarter of 2001.

Costs and Expenses

    Cost of company-operated stores, consisting of food, beverage, and employee costs decreased $5.6 million for the three months ended June 30, 2001 from $11.6 million in 2000 to $6.0 million in 2001 and as a percentage of total revenues from 66.1% in 2000, to 59.7% in 2001. Cost of company-operated stores for the six months ended June 30, 2001 decreased $5.2 million from $18.2 million in 2000 to $13.0 million in 2001. The decreases are primarily due to the consolidation of the Quincy operations during the fourth quarter of 2000, which had store costs of $1.4 million for the six months ended June 30, 2001 compared to $4.4 million for the same period in the prior year. The remaining decrease is due to closing of other under performing Company stores,during the quarter ended June 30, 2001.

    Cost of franchise operations decreased $25,367 and $111,819 for the three and six months period ended June 30, 2001 over prior year's comparable periods. The addition of the Quincy units did not effect these costs. The decrease in these costs is due to the company's efforts in streamlining costs, such as reassigning job duties and job reductions.

    Restaurant operating expenses, which includes utilities, insurance, maintenance, rent and other such costs of the company-operated stores decreased $1.3 million and $1.2 million for the three and six months ended June 31, 2001 over prior year's comparable period. The majority of the decrease is due to the operation of the Quincy stores during 2000. Restaurant operating expenses as a percentage of total revenues is comparable for all periods.

    General and administrative expenses decreased by $384,505 and $170,309 for the three and six months ended June 30, 2001 and 2000. The decrease is due to the operation of the Quincy stores in 2000 as well as the Company's efforts in streamlining costs, such as reassigning job duties and job reductions and the related effect on expenses.

    Depreciation and amortization expenses decreased by $54,311 and $109,527 for the three and six months ended June 30, 2001 compared to prior year due primarily to closings of under performing company-operated restaurants and retirement of their related long-lived assets which were recorded as of December 31, 2000.

Other Income (Expense)

    Interest expense decreased for the three and six month periods ended June 30, 2001 as compared to 2000 due to a lower average outstanding principal balance comparing these respective periods. Interest income fluctuates according to the levels of available and investable cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

    The Company's effective tax rate was approximately 38.4 percent for the six months ended June 30, 2001 and 2000.

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

    A reduction in cash and cash equivalents of approximately $1 million was the primary source of cash used to support operating activities during the six month period ended June 30, 2001. The Company utilizes its existing line of credit to provide additional short-term funding. Management is actively reviewing available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, no final agreements have been reached.

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

Impact of Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

    The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

    Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of January 1, 2002, the date of adoption of Statement 142, the Company expects to have unamortized goodwill in the amount of approximately $4.3 million and unamortized identifiable intangible assets in the amount of approximately $4.9 million, all of which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

    The Company does not engage in derivative financial instruments or derivative commodity instruments. As of June 30, 2001, the Company's financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. However, the Company is exposed to market risk related to interest rates.

    The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

    Debt obligations held for other than trading purposes at June 30, 2001 (dollars in thousands):

EXPECTED MATURITY DATE

	2001	2002	2003	2004	2005	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	251	—	—	—	—	—	$251	$251
Average Interest Rate	7.5%	—	—	—	—	—	7.5%
Long-term debt
Fixed Rate	$607	$521	$521	$538	$505	$3,043	$5,735	$5,717
Average Interest Rate	10.53%	10.11%	9.94%	9.94%	9.94%	10.04%	10.11%
Variable Rate	$883	—	—	—	—	—	$883	$883
Average Interest Rate	7.5%	—	—	—	—	—	7.5%

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings—N/A

Item 2.  Change in Securities and Use of Proceeds—N/A

Item 3.  Defaults Upon Senior Securities—N/A

Item 4.  Submission of Matters to a Vote of Security Holders—N/A

Item 5.  Other Information—N/A

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

      None

  (b)
  Reports on Form 8-K:

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AUSTINS STEAKS & SALOON, INC.
Date: August 13, 2001	By:	/s/ ROBYN B. MABE Robyn B. Mabe Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings —N/A
  Item 2. Change in Securities and Use of Proceeds —N/A
  Item 3. Defaults Upon Senior Securities —N/A
  Item 4. Submission of Matters to a Vote of Security Holders —N/A
  Item 5. Other Information —N/A
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES