Form 10-Q
period 2001-09-30
AUSTINS STEAKS & SALOON INC
filed 2001-11-14
CIK 930686

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2001

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

(540) 345-3195
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 2001, there were 12,178,800 shares of the issuer's common stock outstanding.

AUSTINS STEAKS & SALOON, INC.
Form 10-Q Index
Nine Months Ended September 30, 2001

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
		Consolidated Balance Sheets—September 30, 2001 and December 31, 2000	2
		Consolidated Statements of Operations—Three Months and Nine Months Ended September 30, 2001 and 2000	3
		Consolidated Statement of Changes in Stockholders' Equity—Nine Months Ended September 30, 2001	4
		Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2001 and 2000	5
		Notes to Consolidated Financial Statements	6-8
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	13-14
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	14
	Item 2.	Change in Securities and Use of Proceeds	14
	Item 3.	Defaults Upon Senior Securities	14
	Item 4.	Submission of Matters to a Vote of Security Holders	14
	Item 5.	Other Information	14
	Item 6.	Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUSTINS STEAKS & SALOON, INC.
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,102	$1,467,985
Trade accounts receivable, net of allowance for doubtful accounts of $114,710 in 2001 and $192,465 in 2000	1,319,878	1,065,496
Current installments of notes receivable	41,785	88,232
Other receivables	362,302	582,002
Inventories	188,626	702,065
Prepaid expenses	569,443	478,398
Income taxes refundable	—	943,661
Deferred income taxes	287,817	287,817

Total current assets	2,988,953	5,615,656
Notes receivable, less allowance for doubtful accounts of $28,600 in 2001 and $53,535 in 2000, excluding current installments	255,214	92,775
Property and equipment, net	7,830,228	8,618,654
Franchise royalty contracts, net of accumulated amortization of $4,884,789 in 2001 and $4,409,439 in 2000	4,569,642	5,044,992
Goodwill, net of accumulated amortization of $2,399,872 in 2001 and $2,058,681 in 2000	4,423,930	4,765,121
Favorable lease rights, net of accumulated amortization of $175,954 in 2001 and $106,150 in 2000	377,879	447,683
Financing costs, net of accumulated amortization of $59,213 in 2001 and $47,068 in 2000	131,090	143,235
Deferred income taxes	999,748	999,748
Other assets, net	271,928	413,880

	$21,848,612	$26,141,744

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$—	$239,155
Credit line note payable to bank	500,000	494,321
Current installments of long-term debt	780,854	931,395
Accounts payable	2,329,806	4,606,819
Accrued expenses and other	1,158,087	3,132,156

Total current liabilities	4,768,747	9,403,846
Long-term debt, excluding current installments	4,805,454	5,073,724

Total liabilities	9,574,201	14,477,570

Stockholders' equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,178,800 shares in 2001 and 12,079,900 in 2000	121,788	120,799
Additional paid-in capital	8,699,172	8,625,150
Retained earnings	3,453,451	2,918,225

Total stockholders' equity	12,274,411	11,664,174

Commitments and contingencies	$21,848,612	$26,141,744

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Company-operated stores	$8,089,136	$30,704,023	$26,471,515	$56,253,197
Franchise operations	1,407,957	1,414,789	4,376,498	4,267,583
Other	116,313	131,054	361,250	390,883

Total revenues	9,613,406	32,249,866	31,209,263	60,911,663

Costs and expenses:
Cost of company-operated stores	5,573,122	24,383,407	18,524,549	42,595,688
Cost of franchise operations	600,874	548,612	1,614,227	1,673,784
Other cost of operations	83,755	98,704	267,080	292,541
Restaurant operating expenses	1,772,044	3,710,631	5,646,225	6,778,976
General and administrative	701,726	2,969,995	2,138,129	6,374,035
Depreciation and amortization	589,554	622,735	1,745,611	1,888,319

Total costs and expenses	9,321,075	32,334,084	29,935,821	59,603,343

Income (loss) from operations	292,331	(84,218)	1,273,442	1,308,320
Other income (expense):
Interest expense	(154,229)	(169,248)	(498,451)	(574,302)
Interest income	11,366	11,452	14,974	29,086
Other	107,631	(219,798)	123,071	(522,496)

	(35,232)	(377,594)	(360,406)	(1,067,712)

Income before income tax expense	257,099	(461,812)	913,036	240,608
Income tax expense (benefit)	125,760	(174,503)	377,810	94,562

Net income (loss)	$131,339	$(287,309)	$535,226	$146,046

Earnings per share:
Basic	.01	(.02)	.04	.01
Diluted	.01	(.02)	.04	.01

See accompanying notes to consolidated financial statements

AUSTINS STEAKS & SALOON, INC.
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2001
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Dollars			Total
Balances, December 31, 2000	12,079,900	$120,799	$8,625,150	$2,918,225	$11,664,174
Net income	—	—	—	535,226	535,226
Issuance of common stock	98,900	989	74,022	—	75,011

Balances, September 30, 2001	$12,178,800	$121,788	$8,699,172	$3,453,451	$12,274,411

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	September
	2001	2000
Cash flows from operating activities:
Net income	$535,226	$146,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	844,080	998,874
Amortization of franchise royalty contracts, goodwill, financing costs and other assets	901,531	889,445
Loss on disposal of fixed assets	561	—
Provision for bad debts	70,172	35,000
(Increase) decrease in:
Trade accounts receivable	(324,554)	(63,534)
Notes receivable	139,252	113,124
Other receivables	219,700	(335,307)
Inventories	513,439	(864,976)
Prepaid expenses	(91,045)	(440,958)
Other assets	138,911	(119,844)
Income taxes refundable	943,661	—
Increase (decrease) in:
Accounts payable	(2,277,103)	2,633,331
Accrued expenses	(1,899,058)	1,789,524

Net cash provided by (used in) operating activities	(285,227)	4,780,725

Cash flows from investing activities:
Additions to property and equipment	(322,459)	(521,090)
Proceeds from fixed asset sales	11,000	—

Net cash used in investing activities	(311,459)	(521,090)

Cash flows from financing activities:
Net decrease in bank overdraft	(239,155)	(149,305)
Net increase in credit line note payable	5,769	30,568
Proceeds from long-term debt	920,832	119,570
Payments on long-term debt	(1,339,643)	(2,195,046)
Repurchase of common stock	—	(52,514)

Net cash used in financing activities	(652,197)	(2,246,727)

Net increase (decrease) in cash and cash equivalents	(1,248,883)	2,012,908
Cash and cash equivalents at beginning of period	1,467,985	510,833

Cash and cash equivalents at end of period	$219,102	$2,523,741

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
Notes to Consolidated Financial Statements
September 30, 2001 and 2000
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

(2) Earnings Per Share

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the three and nine-month periods ended September 30, 2001and 2000 because these effects are anti-dilutive.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
Three months ended September 30, 2001
Net income—basic and diluted	$131,339	12,178,800	0.01

Three months ended September 30, 2000
Net loss—basic and diluted	$(287,309)	12,095,936	(0.02)

Nine months ended September 30, 2001
Net income—basic and diluted	$535,226	12,146,196	0.04

Nine months ended September 30, 2000
Net income—basic and diluted	$146,046	12,101,195	0.01

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

    Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through September 30, 2001, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10 percent or more to the Company's consolidated revenues.

    The following table summarizes reportable segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues from reportable segments:
Restaurants	$8,089,136	30,704,023	26,471,515	56,253,197
Franchising and other	1,524,270	1,545,843	4,737,748	4,658,466

Total revenues	$9,613,406	32,249,866	31,209,263	60,911,663

Depreciation and amortization:
Restaurants	395,839	439,247	1,175,472	1,337,855
Franchising and other	193,715	183,488	570,139	550,464

Total depreciation and amortization	$589,554	622,735	1,745,611	1,888,319

Interest expense:
Restaurants	133,739	150,469	420,428	485,125
Franchising and other	20,490	18,779	78,023	89,177

Total interest expense	$154,229	169,248	498,451	574,302

Interest income:
Restaurants	11,366	10,128	11,195	21,498
Franchising and other	—	1,324	3,779	7,588

Total interest income	$11,366	11,452	14,974	29,086

Income (loss) before income taxes:
Restaurants	36,848	(1,561,819)	(519,514)	(1,786,114)
Franchising and other	220,251	1,100,007	1,432,550	2,026,722

Total income (loss) before income taxes	$257,099	(461,812)	913,036	240,608

	September 30, 2001		September 30, 2000
Gross fixed assets:
Restaurants	11,394,028		11,963,919
Franchising and other	1,408,862		1,486,639

Total gross fixed assets	$12,802,890		13,450,558

Expenditures for fixed assets (including acquisition):
Restaurants	298,656		401,070
Franchising and other	23,803		120,020

Total expenditures for fixed assets	$322,459		521,090

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company currently operates and franchises a total of 242 restaurants located in 24 states, including 18 company-owned and 224 franchise restaurants. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

    During June 2000, the Company negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, the Company leased and operated 97 Quincy Steakhouses, owned by FFCA. The restaurants' operating results, including all revenues and expenses, were included in the Company's consolidated financial statements for the year ended December 31, 2000. In December 2000, the company closed 44 of the restaurants. Of the 53 restaurants that remained open at December 31, 2000, 43 restaurants were franchised during the first quarter of 2001, with the remaining 10 restaurants closing during the first quarter of 2001. At the end of the first quarter, no Quincy Steakhouses remained as company-owned restaurants.

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

Results of Operations

    Net income (loss) for the three and nine-month periods ended September 30, 2001 was $131,339 and $535,226 respectively, as compared to ($287,309) and $146,046 for the three and nine-month periods ended September 30, 2000, respectively. The Quincy operations had a net loss of approximately ($165,000) for the nine months ended September 30, 2001 compared to ($790,000) and ($770,000) for the three and nine-months ended September 30, 2000.

    The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Company-operated stores	84.1%	95.2%	84.8%	92.4%
Franchise royalties and fees	14.6	4.4	14.0	7.0
Other sales	1.3	0.4	1.2	0.6

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of company-operated stores	58.0	75.6	59.3	69.9
Cost of franchise operations	6.3	1.7	5.2	2.7
Other cost of operations	0.9	0.3	0.9	0.5
Restaurant operating expenses	18.4	11.5	18.1	11.1
General and administrative	7.3	9.2	6.9	10.5
Depreciation and amortization	6.1	2.0	5.5	3.1

Total costs and expenses	97.0	100.3	95.9	97.8

Income (loss) from operations	3.0	(0.3)	4.1	2.2
Other income (expense)	(0.4)	(1.1)	(1.2)	(1.8)

Income (loss) before income tax expense	2.6	(1.4)	2.9	0.4
Income tax expense (benefit)	1.3	(0.5)	1.2	0.2

Net income (loss)	1.3%	(0.9)%	1.7%	0.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	18	25	23	26
Opened	—	—	—	—
Closed	—	—	5	1

End of period	18	25	18	25

Number of Quincy-operated Restaurants:
Beginning of period	—	97	53	—
Opened	—	—	—	97
Closed	—	10	10	10
Franchised	—	—	43	—

End of period	—	87	0	87

Number of U.S. Franchised Restaurants:
Beginning of period	234	207	198	210
Opened	—	—	45	—
Closed	10	3	19	6

End of period	224	204	224	204

Revenues

    Total revenues decreased 70.1 percent to $9.6 million for the three-months ended September 30, 2001 as compared to $32.2 million for the comparable three-month period ended September 30, 2000. Revenues for the nine-month period ended September 30, 2001 decreased 48.8 percent to $31.2 million from $60.9 million for the nine months ended September 30, 2000. The three and nine month decrease over the prior periods is primarily attributable to the consolidation of the Quincy operations in 2000, which had revenue of approximately $20.7 million and $26.4 million for the three and nine months ended September 30, 2000 compared to $1.6 million for the three and nine months ended September 30, 2001.

    Franchise revenues are comparable for the three and nine months ended September 30, 2001 and 2000.

Costs and Expenses

    Cost of company-operated stores, consisting of food, beverage, and employee costs decreased $18.8 million for the three months ended September 30, 2001 from $24.4 million in 2000 to $5.6 million in 2001 and as a percentage of total revenues from 75.6% in 2000, to 58.0% in 2001. For the nine months ended September 30, 2001, the cost of company-operated stores decreased $24.1 million from $42.6 million in 2000 to $18.5 million in 2001 and as a percentage of total revenues from 69.9% in 2000 to 59.3% in 2001. The decrease is due to the Quincy operations during 2000. The primary reason for the decrease of these costs as a percentage of total revenues is the costs of the Quincy stores, whose operating margins were significantly less than the Company's other operated restaurants.

    Cost of franchise operations and other cost of operations increased as a percentage of total revenues to 6.3% and $601,000 for the three months ended September 30, 2001 from 1.7% and $549,000 in 2000. These costs increased to 5.2% and $1.61 million for the nine months ended September 30, 2001 from 2.7% and $1.67 million in 2000. The addition of the Quincy units did not effect these costs, but due to the increased sales did effect the percentages. The costs are comparable for the three and nine months ended September 30, 2001 and 2000.

    Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the company-operated stores, decreased $1.9 million and $1.1 million for the three and nine months ended September 30, 2001 over prior year's comparable period. The majority of the decrease is due to the operation of the Quincy stores in 2000. These expenses as a percentage of total revenues increased to 18.4% and 18.1% in 2001 compared to 11.5% and 11.1% in 2000 for the three and nine months ended September 30. This increase in percentages is due to the lower total revenues in 2001.

    General and administrative expenses decreased $2.3 million and $4.2 million for the three and nine months ended September 30, 2001 over the respective prior periods. These expenses as a percentage of total revenue decreased to 7.3% and 6.9% in 2001 compared to 9.2% and 10.5% in 2000 for the three and nine-months ended September 30. The majority of the decrease is due to the operation of the Quincy stores during 2000.

    Depreciation and amortization expense is slightly less for the three and nine months ended September 30, 2001 compared to 2000 primarily due to closings of under performing company-operated restaurants and retirement of their related long-lived assets which were recorded as of December 31, 2000.

Other Income (Expense)

    Interest expense decreased slightly for the three-month and nine-month periods ended September 30, 2001 due to a lower average principal outstanding balance comparing the respective periods and to lower interest rates in 2001. Interest income fluctuates according to the levels of available and investable cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

    Income tax expense is directly affected by the levels of pretax income. The Company's effective tax rate of approximately 41.4 percent for the nine-months ended September 30, 2001 is comparable to the annualized rate of 39.3 percent in 2000.

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

    Cash flows used in operating activities were $285,227 in 2001 compared to cash provided by operating activities of $4,780,725 in 2000. For 2001 cash flows used in operations were primarily due to $4.2 decrease in accounts payable and accrued expenses, offset by net income of $535,000, $1.7 million in depreciation and amortization and $944,000 decrease in income taxes refundable. For 2000 cash flows provided by operations were primarily due to $4.2 increase in accounts payable and accrued expenses. Net cash used by investing activities of $311,000 in 2001 and $521,000 in 2000, was primarily for expenditures related to property and equipment. Net cash used by financing activities of $652,000 in 2001 and $2.2 million in 2000, was primarily for repayment of long-term debt. In 2001, these payments were offset by proceeds from long-term debt of $920,000.

    The Company utilizes its existing line of credit to provide additional short-term funding. Management is reviewing available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, no final agreements have been reached.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

    The Company does not engage in derivative financial instruments or derivative commodity instruments. As of September 30, 2001, the Company's financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. However, the Company is exposed to market risk related to interest rates.

    The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

    Debt obligations held for other than trading purposes at September 30, 2001 (dollars in thousands):

EXPECTED MATURITY DATE

	2001	2002	2003	2004	2005	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	500	—	—	—	—	—	$500	$500
Average Interest Rate	6.0%	—	—	—	—	—	6.0%
Long-term debt
Fixed Rate	$373	$521	$521	$538	$505	$2,720	$5,178	$5,588
Average Interest Rate	9.80%	9.92%	9.94%	9.94%	9.94%	10.04%	10.11%
Variable Rate	$408	—	—	—	—	—	$408	$408
Average Interest Rate	6.0%	—	—	—	—	—	6.0%

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

AUSTINS STEAKS & SALOON, INC.
Date: November 14, 2001	By:	/s/ ROBYN B. MABE Robyn B. Mabe Chief Financial Officer

QuickLinks

AUSTINS STEAKS & SALOON, INC. Form 10-Q Index Nine Months Ended September 30, 2001
PART I. FINANCIAL INFORMATION
AUSTINS STEAKS & SALOON, INC. Consolidated Balance Sheets September 30, 2001 and December 31, 2000
AUSTINS STEAKS & SALOON, INC. Consolidated Statements of Operations (Unaudited)
AUSTINS STEAKS & SALOON, INC. Consolidated Statement of Changes in Stockholders' Equity Nine Months Ended September 30, 2001 (Unaudited)
AUSTINS STEAKS & SALOON, INC. Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001 and 2000 (Unaudited)
AUSTINS STEAKS & SALOON, INC. Notes to Consolidated Financial Statements September 30, 2001 and 2000 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
PART II. OTHER INFORMATION
SIGNATURES