Form 10-K
period 2001-12-31
AUSTINS STEAKS & SALOON INC
filed 2002-03-29
CIK 930686

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Common Stock, $.01 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 31, 2002, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, was $3,928,500.

        As of March 31, 2002 there were 12,178,800 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Company's definitive proxy statement expected to be filed on or before April 30, 2002 is hereby incorporated by reference to information required by Part III, Items 10-13.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Austins Steaks & Saloon, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2001

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

General

        As the Austins Steaks & Saloon, Inc., we operate and/or franchise the Austins Steaks & Saloon, WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet, Quincy Steakhouses and Market Street Buffet and Bakery concepts. As of December 31, 2001, we operate:

  •
  3        WesterN SizzliN restaurants;

  •
  4        Austins Steaks & Saloon restaurants;

  •
  10    Great American Steak & Buffet restaurants;

        In addition, approximately 132 franchisees operated 215 WesterN SizzliN, Wood Grill, Market Street Buffet and Bakery, Great American Steak and Buffet and Quincy restaurants.

        During June 2000, we negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, we leased and operated 97 Quincy Steakhouses, owned by FFCA. The restaurants' operating results, including all revenues and expenses, were included in our consolidated financial statements for the year ended December 31, 2000. In December 2000, we closed 44 of the restaurants. Of the 53 restaurants which remained open at December 31, 2000, 43 restaurants were franchised in 2001 and the remaining 10 restaurants were closed during the first quarter of 2001.

        Our restaurants are currently located in the states of Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia.

        We are actively engaged in expansion and are looking to expand the franchise system in 2002 and beyond.

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

Franchise Operations

        In addition to operating company-owned restaurants, the Company currently franchises others to operate restaurants. The Company currently has approximately 132 franchisees operating 215 WesterN SizzliN, WesterN SizzliN Wood Grill, Market Street Buffet and Bakery and Great American Steak & Buffet restaurants in 24 states.

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

        We may terminate a franchise agreement for a number of reasons, including a franchisee's failure to pay royalty fees when due, failure to comply with applicable laws, or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit our ability to terminate or refuse to renew a franchise. A franchisee may terminate a franchise agreement and continue to operate the restaurant by paying liquidated damages to us. We do not anticipate that the termination of any single franchise agreement would have a materially adverse effect on our operations. Termination by a multiple-unit franchisee of several franchise agreements for various locations could, however, have a materially adverse effect on our operations.

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

        The Advertising Development and Research Fund (ADRF) financed through vendor support, member contributions and franchise dues is our franchisee controlled graphic art design/marketing agency.

        ADRF creates, designs and produces each marketing campaign for the Company and our franchisees. Production includes four major marketing campaigns annually in addition to menus, table tents, posters, indoor and outdoor signage, gift certificates and other marketing tools.

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

        The coordinated efforts of ADRF, area field consultants, training instructors, corporate personnel, franchise owners, managers and the entire system of operators share in the ongoing success of marketing programs. Our programs utilize virtually all types of media from billboards and newspapers to television and radio.

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

        We are subject to Federal Trade Commission (FTC) regulation and various state laws that regulate the offer and sale of franchises. The FTC requires us to provide prospective franchisees with a franchise offering circular containing prescribed information about us and our franchise operations. Some states in which we have existing franchises and a number of states in which we might consider franchising regulate the sale of franchises. Several states require the registration of franchise offering circulars. Beyond state registration requirements, several states regulate the substance of the franchisor-franchisee relationship and, from time to time, bills are introduced in Congress aimed at imposing federal registration on franchisors. Many of the state franchise laws limit, among other things, the duration and scope of noncompetition and termination provisions of franchise agreements.

        Our restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. From time-to-time, federal and state legislatures increase minimum wages or mandate other work-place changes that involve additional costs for our restaurants. There is no assurance that we will be able to pass such increased costs on to our guests or that, if we were able to do so, we could do so in a short period of time.

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

Employees

        As of December 31, 2001, the Company employed approximately 840 persons, of whom approximately 750 were restaurant employees, 60 were restaurant management and supervisory personnel, and 30 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis. None of the Company's employees is covered by a collective bargaining agreement and the company considers its employee relations to be good. The decrease, from December 31, 2000, in restaurant hourly and management employees is due to the inclusion of the 53 Quincy units still operated by the Company at December 31, 2000.

Item 2.    Description of Properties

        At December 31, 2001, seventeen (17) of the Company's current restaurants were located in leased space ranging from 5,200 square feet to 10,000 square feet. Leases are negotiated with initial terms of five to twenty years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels. Generally, the leases are net leases which require the company to pay the costs of insurance, taxes, and a pro rata portion of lessors' common area costs.

        During 2001, the Company entered into a master lease agreement with Franchise Finance Corporation of America (FFCA) for the lease of 26 Quincy Steakhouses and in turn subleased these properties under subleases to Franchisees as franchised operations. The master subleases are all net leases to the sublessees, with no cost to the Company.

        The Company currently owns one restaurant located in Lawrenceville, GA, which has been leased as of October 1, 2001 to a franchisee.

        The Company currently leases its executive office, approximately 10,550 square feet, which is located at 317 Kimball Avenue, NE, Roanoke, Virginia, 24016. The company believes that there is sufficient office space available at favorable leasing terms in the Roanoke, Virginia area to satisfy the additional needs of the Company that may result from any future expansion.

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

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters

        The Common Stock of the Company is traded on the Bulletin Board Section of NASDAQ under the symbol "STAK." The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on the Bulletin Board Section of NASDAQ:

	High	Low
Fiscal Years Ended December 31, 2001 and 2000
First Quarter 2001	$0.59	$0.38
Second Quarter 2001	$0.61	$0.53
Third Quarter 2001	$0.53	$0.46
Fourth Quarter 2001	$0.45	$0.40
First Quarter 2000	$1.03	$0.81
Second Quarter 2000	$0.94	$0.72
Third Quarter 2000	$0.75	$0.75
Fourth Quarter 2000	$0.50	$0.44

        As of March 31, 2002 there were approximately 150 stockholders of record.

        The Board of Directors declared a cash dividend of $0.015 per share. The payment date was January 15, 2002.

Item 6.    Selected Financial Data

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

        The following selected historical consolidated financial information for each of the years ended December 31, 1997 through 2001 has been derived from the Company's consolidated financial statements, and represent the historical consolidated financial information of the WesterN SizzliN Corporation prior to the date of the merger and the combined company subsequent to the July 1, 1999 merger date. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company, included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes included herein.

	Years Ended December 31
	2001	2000(4)	1999(3)	1998(2)	1997
	(in thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$39,443	$87,870	$42,526	$37,094	$33,524
Operating income (loss)	1,089	(1,625)	2,105	2,487	2,664
Income (loss) before extraordinary item	226	(1,426)	153	1,169	1,056
Extraordinary loss, net of income tax benefit(2)				(52)	—
Net income (loss)	226	(1,426)	153	1,117	1,056
Basic and diluted earnings (loss), before extraordinary item, per share	$0.02	$(0.12)	$0.01	$0.13	$0.12
Basic and diluted extraordinary loss, net of income tax benefit, per share				(0.01)	—
Basic and diluted earnings (loss) per share	0.02	(0.12)	0.01	0.12	0.12
Shares used in computing diluted earnings per share	12,154	12,096	10,495	9,171	9,128
Balance Sheet Data:
Working capital deficit	$(2,179)	$(3,788)	$(3,976)	$(2,784)	$(1,816)
Total assets	21,467	25,922	25,543	21,294	19,509
Obligations under capital lease, excluding current maturities			44	82	115
Long-term debt, excluding current maturities	4,594	5,074	5,576	5,916	5,624
Stockholders' equity	11,782	11,664	10,495	9,805	9,303
Other Financial Data:
Dividends(1)	183			—

(1)
The Board of Directors declared a cash dividend of $0.015 per share. The payment date was January 15, 2002.

(2)
On March 31, 1998, WesterN SizzliN completed financing agreements to replace certain notes payable to stockholders, term notes, promissory notes, and notes payable to banks. The refinancing resulted in a loss of $83,140 before income tax benefit, which included write-offs of $74,476 of unamortized discounts and $8,664 in deferred financing costs.

(3)
Effective July 1, 1999 the Company acquired six (6) stores through a reverse merger acquisition. The transaction was accounted for using the purchase method of accounting. Accordingly, the selected historical consolidated financial information includes the net assets and results of the operations from these six (6) stores from the date of acquisition.

(4)
Effective June 8, 2000, the Company entered into a lease agreement with a financing company to operate 97 Quincy Steakhouses. The 2000 selected historical consolidated financial information includes the results of operations of these restaurants from the date of the lease agreement.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

        The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Years Ended December 31
Income Statement Data:
	2001	2000	1999
Revenues:
Restaurant sales	84.3	93.0	85.3
Franchise royalties and fees	14.5	6.4	13.5
Other	1.2	0.6	1.2

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of company-operated stores	58.7	72.3	59.7
Cost of franchise operations	5.1	2.3	4.6
Other cost of operations	0.9	0.4	0.9
Restaurant operating expenses	20.1	17.4	16.0
General and administrative expenses	6.7	6.0	8.1
Depreciation and amortization expense	5.8	3.4	5.7

Income (loss) from operations	2.7	(1.8)	5.0
Other income (expense)	(1.4)	(0.7)	(4.2)

Income (loss) before income tax expense and extraordinary item	1.3	(2.5)	0.8
Income tax expense (benefit)	0.8	(0.9)	0.4

Net Income (loss)	0.5	(1.6)	0.4

Restaurant Data:
Percentage increase (decrease) in average sales for Company-operated restaurants	8.5	(3.0)	(6.6)
Number of Company-operated restaurants included in the average sales computation (excludes Quincys)	20	25	23
Average sales for Company-operated restaurants	$1,660,000	$1,530,000	$1,577,000

Number of Company-operated Restaurants:
Beginning of period	23	26	20
Opened	—	—	—
Closed/Franchised	6	3	—
Acquired from franchisee or other	—	—	6

End of period	17	23	26

Number of Quincy-operated Restaurants:
Beginning of period	53	97
Opened	—	—
Franchised	43	44
Closed	10	—

End of period	—	53

Number of U.S. Franchised Restaurants:
Beginning of period	198	210	225
Opened	48	3	3
Closed	33	15	18
Acquired by Franchisee	2	—	—

End of period	215	198	210

Overview

        Austins Steaks & Saloon, Inc. (the Company) underwent a reverse merger acquisition, effective July 1, 1999, with the WesterN SizzliN Corporation (WSC). A further description of the transaction is provided in note 2 to the consolidated financial statements included elsewhere in this report.

        The Company operates and franchises a total of 232 restaurants located in 24 states, including 17 company-owned and 215 franchise restaurants as of December 31, 2001. The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

        During June 2000, the Company negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA). The lease agreement with FFCA was entered into by Western Sizzlin Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement. Under the short-term lease agreement, the Company leased and operated 97 Quincy Steakhouses, owned by FFCA. The restaurants' operating results, including all revenues and expenses, are included in the Company's consolidated financial statements for the year ended December 31, 2000. In December of 2000, the Company closed 44 of the restaurants. Of the 53 restaurants which remained open at December 31, 2000, 43 restaurants were franchised and the remaining 10 restaurants were closed during the first quarter of 2001.

        Net income for the year ended December 31, 2001 was $225,983 compared to net loss of $1,426,494 and net income of $152,989 for the years ended December 31, 2000 and 1999, respectively. The 2000 results were significantly effected by the losses of the Quincys operations. The Quincy operations had a net loss of approximately $1.2 million during 2000 compared to a net loss of approximately $165,000 for 2001.

2001 COMPARED TO 2000

Revenues

        Total revenues decreased 55% to $39.4 million in 2001, from $87.9 million in 2000. Company-operated restaurant sales decreased 59% to $33.2 million in 2001, from $81.7 million in 2000. This decrease was primarily due to the closure or franchising of the Quincy operations during December 2000 and the first quarter of 2001. The Quincy operations had sales of $1.5 million in 2001 compared to $43.5 million in 2000. The remaining decrease in revenues for 2001 was due to the closure or franchising of six other company-operated stores.

        Franchise operation revenues increased 2.4% to $5.7 million in 2001, from $5.6 million in 2000. This increase was primarily due to the franchise fees in association with franchising 43 Quincy units during the first quarter of 2001, offset by the closure of 33 franchised restaurants during 2001.

Costs and Expenses

        Cost of company-operated stores, consisting of food, beverage, and employee costs decreased from $63.5 million in 2000 to $23.2 million in 2001 and as a percentage of total revenues from 72.3% in 2000, to 58.7% in 2001. The majority of the decrease, $35.4 million, is related to the Quincy operation. The remaining decrease is due to closure or franchising of six other company-operated stores. The primary reason for the decrease of this cost as a percentage of total revenues is the costs of the Quincy stores, whose operating margins were significantly less than the Company's other operated restaurants.

        Cost of franchise operations and other cost of operations for 2001 were comparable to 2000. These costs as a percentage of total revenues increased from 2.7% in 2000 to 6.0% in 2001 due to the decrease in revenue from the Quincy stores in 2001 compared to 2000. The addition of the Quincy units did not affect these costs.

        Restaurant operating expenses which includes utilities, insurance, maintenance, rent and other such costs of the company-operated stores decreased $7.4 from $15.3 million in 2000 to $7.9 million in 2001. The majority of this decrease, $5.8 million, is due to the Quincy stores. The remaining decrease of $1.6 million is due to the closure or franchising of six other Company operated stores.

        General and administrative expenses decreased $2.7 million comparing 2001 to 2000. The majority of the decrease, $2.5 million, is due to the operation of the Quincy stores in 2000.

        Depreciation and amortization decreased from $3.0 million in 2000 to $2.3 million in 2001 primarily due to the closings or franchising of under performing company-operated restaurants and retirement of their related long-lived assets.

        Other expense decreased from $593,000 in 2000 to $559,000 in 2001. The decrease is a result of less interest costs incurred in 2001, due to lower levels of debt outstanding during 2001.

Income Tax Expense

        The Company's effective tax rate was 57% in 2001 and 36% in 2000. The increase in the effective rate is attributable to the relationship of the income (loss) levels between the years and non-deductible items.

2000 COMPARED TO 1999

Revenues

        Total revenues increased 107% to $87.9 million in 2000, from $42.5 million in 1999. Company-operated restaurant sales increased 125% to $81.7 million in 2000, from $36.3 million in 1999. This increase was primarily due to the addition of the Quincy operations during 2000 that had revenues of $43.5 million or 96% of the 2000 increase in total revenues.

        Franchise operation revenues decreased 2.1% to $5.6 million in 2000, from $5.7 million in 1999. This decrease was primarily due to a decrease in the number of franchised units.

Costs and Expenses

        Cost of company-operated stores, consisting of food, beverage, and employee costs increased from $25.4 million in 1999 to $63.5 million in 2000 and as a percentage of total revenues from 59.7% in 1999, to 72.3% in 2000. The majority of the increase, $36.8 million, is related to the Quincy operation. The primary reason for the increase in the percentage of total revenue is attributable to the related costs of the Quincy stores, whose operating margins were significantly less than the Company's other operated restaurants.

        Cost of franchise operations and other cost of operations 2000 dollar amounts were comparable to 1999 dollar amounts. These costs as a percentage of total revenues decreased in 2000 due to the increased revenue from the Quincy stores. The addition of the Quincy units did not effect these costs.

        Restaurant operating expenses which includes utilities, insurance, maintenance, rent and other such costs of the company-operated stores increased $8.5 million in 2000. The majority of this increase, $6.2 million is due to the addition of the Quincy stores. These expenses as a percentage of total revenues increased to 17.4% in 2000 compared to 16.0% in 1999 as the operating costs for the Quincy units were higher as a percentage of total revenue than the Company's other operated restaurants.

        General and administrative expenses increased from $3.4 million in 1999 to $5.3 million in 2000. This increase is primarily due to the addition of the Quincy stores in 2000. These expenses decreased as a percentage of total revenues from 8.1% in 1999 to 6.0% in 2000. This percentage decrease was due to the Company's in-place resources being able to absorb the operational activities of Quincys.

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

Income Tax Expense

        The Company's effective tax rate was 36% in 2000 and 51% in 1999. The decrease in the effective rate is attributable to the relationship of the income (loss) levels between the years and nondeductible items.

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires capital primarily for the development and acquisition of restaurants. Capital expenditures of $596,000, $613,000 and $1.1 million for 2001, 2000 and 1999, respectively, were primarily funded by cash flow from operations. Cash flows generated by operating activities were approximately $322,000, $3.8 million, and $2.6 million in 2001, 2000, and 1999, respectively. The decrease in cash flows from operating activities during 2001 was primarily a result of a decrease of

$4.0 million in accounts payable and accrued expense. Cash flows from operations were the primary source of capital expenditures and debt repayments during all three years. During 1999, the Company obtained approximately $3.2 million in cash from the private placement of common stock and the exercise of stock options, as well as approximately $1.8 million in proceeds from borrowings. The majority of these funds were used to repurchase stock of the Company's former president and settle the related lawsuit.

        Total capital expenditures for 2002 are presently expected to be approximately $250,000 to $500,000, primarily for the upgrading of restaurants and may increase depending upon availability of capital resources.

        Capital resources available at December 31, 2001 include $449,000 of cash and cash equivalents, and $111,000 available under an existing $500,000 line of credit. As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital. Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of the Company's line of credit and long-term debt provided by various lenders. The Company has a working capital deficit of $2.2 million at December 31, 2001.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

	Years Ending December 31,
Contractual Obligations and Commitments
	2002	2003	2004	2005	2006	Thereafter	Totals
Bank line of credit	389,105	—	—	—	—	—	389,105
Long-term debt	506,919	520,433	537,947	505,276	522,126	2,508,686	5,101,387
Operating leases	1,616,950	1,229,501	1,153,915	775,595	210,404	160,366	5,146,731

Totals	2,512,974	1,749,934	1,691,862	1,280,871	732,530	2,669,052	10,637,223

Bank Line of Credit

        The Company has a $500,000 secured line of credit from a commercial bank payable on demand, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts.

Operating Leases

        Operating lease commitments are presented net of sublease rentals. Gross operating lease commitments for the periods above aggregate to approximately $29.0 million, offset by sublease rentals for the same periods of approximately $23.9 million.

CRITICAL ACCOUNTING POLICIES

Franchise Revenue

        Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. Costs associated with franchise operations are recognized on the accrual basis.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

        In connection with franchise fees charged to our franchisees, we have accounts and notes receivable outstanding from our franchisees at any given time. We review outstanding accounts and notes receivable monthly and record allowances for doubtful accounts as deemed appropriate for certain individual franchisees. In determining the amount of allowance for doubtful accounts to be recorded, we consider the age of the receivable, the financial stability of the franchisee, discussions that may have been had with the franchisee and our judgement as to the overall collectibility of the receivable from that franchisee.

Franchise Royalty Contracts

        Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts balance over their remaining life can be recovered though undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

Goodwill

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over fifteen years, the expected period to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measure based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

IMPACT OF INFLATION

        As inflation has remained at relatively low levels in recent years, we do not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or disposal of Long-Lived Assets.

        The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement 142.

        Upon adoption of Statement 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of January 1, 2002, the date of adoption of Statement 142, the Company has unamortized goodwill in the amount of approximately $4.3 million and unamortized identifiable intangible assets in the amount of approximately $4.8 million, all of which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains many of the fundamental provisions of that Statement. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

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

Item 7a.    Quantitative and Qualitative Disclosure about Market Risk

        The Company does not engage in derivative financial instruments or derivative commodity instruments. As of December 31, 2001, the Company's financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. However, the Company is exposed to market risk related to interest rates.

        The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

        Debt obligations held for other than trading purposes at December 31, 2001 (dollars in thousands):

EXPECTED MATURITY DATE

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	$389	—	—	—	—	—	$389	$389
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Long-term debt
Fixed Rate	$474	$520	$538	$505	$522	$2,509	$5,068	$6,016
Average Interest Rate	9.94%	9.94%	9.94%	9.94%	9.94%	10.06%	10.00%
Variable Rate	$33	—	—	—	—	—	$33	$33
Average Interest Rate	4.75%	—	—	—	—	—	4.75%

Item 8.    Consolidated Financial Statements

        The information required by this item is set forth on pages F-1 through F-23 included herein.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Part III

Item 10.    Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

        The information required by this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Directors/Executive Officers, Compliance with Section 16(a) of the Exchange Act" expected to be filed on or before April 30, 2002.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Executive Compensation," expected to be filed on or before April 30, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required to be filed under this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" expected to be filed on or before April 30, 2002.

Item 13.    Certain Relationships and Related Transactions

        The information required to be filed under this item is incorporated herein by reference to the Company's definitive proxy statement under the caption "Certain Relationship and Related Transactions" expected to be filed on or before April 30, 2002.

Part IV

Item 14.    Exhibits and Reports on Form 8-K

(a)
Exhibits:

3.1	*	Certificate of Incorporation of the Company, as amended
3.2	*	Bylaws of the Company
10.11	*	1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified Stock Option Plan, as amended
10.11.1	**	Amendment No. 2 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company
10.11.2	**	Amendment No. 3 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company
10.2	***	Master Lease between Western Sizzlin Stores of Virginia, Inc. and FFCA
21		Subsidiaries of the Issuer:

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

***
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

****
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)
Reports on Form 8-K:

        No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

        In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTINS STEAKS & SALOON, INC.

Dated: March 29, 2002	By:	/s/ ROBYN B. MABE Robyn B. Mabe Vice President and Chief Financial Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. CARSON QUARLES J. Carson Quarles	Chairman of the Board	March 29, 2002
/s/ VICTOR F. FOTI Victor F. Foti	President, Chief Executive Officer and Director	March 29, 2002
/s/ PAUL C. SCHORR, III Paul C. Schorr, III	Director	March 29, 2002
/s/ ROGER D. SACK Roger D. Sack	Director	March 29, 2002
/s/ A. JONES YORKE A. Jones Yorke	Director	March 29, 2002
/s/ RON STANCIL Ron Stancil	Director	March 29, 2002
/s/ TITUS GREENE Titus Greene	Director	March 29, 2002
/s/ J. ALAN COWART J. Alan Cowart	Director	March 29, 2002
/s/ STAN BOZEMAN, JR. Stan Bozeman, Jr.	Director	March 29, 2002

Independent Auditors' Report

The Board of Directors and Stockholders
Austins Steaks & Saloon, Inc.:

        We have audited the accompanying consolidated balance sheets of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Roanoke, Virginia
March 8, 2002, except as to note 5,
        which is as of March 22, 2002

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$449,075	1,467,985
Trade accounts receivable, less allowance for doubtful accounts of $148,142 in 2001 and $192,465 in 2000	1,269,549	1,065,496
Current installments of notes receivable	208,734	88,232
Other receivables	261,855	582,002
Inventories	224,136	702,065
Prepaid expenses	354,326	258,398
Income taxes refundable	—	943,661
Deferred income taxes	143,967	287,817

Total current assets	2,911,642	5,395,656
Notes receivable, less allowance for doubtful accounts of $31,964 in 2001 and $53,535 in 2000, excluding current installments	148,756	92,775
Property and equipment, net	7,825,404	8,618,654
Franchise royalty contracts, net of accumulated amortization of $5,042,363 in 2001 and $4,409,439 in 2000	4,412,068	5,044,992
Goodwill, net of accumulated amortization of $2,513,602 in 2001 and $2,058,681 in 2000	4,310,200	4,765,121
Favorable lease rights, net of accumulated amortization of $156,320 in 2001 and $106,150 in 2000	397,513	447,683
Financing costs, net of accumulated amortization of $53,820 in 2001 and $47,068 in 2000	136,483	143,235
Deferred income taxes	1,049,008	999,748
Other assets, net	276,187	413,880

	$21,467,261	25,921,744

	2001	2000
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$412,166	239,155
Credit line note payable to bank	389,105	494,321
Current installments of long-term debt	506,919	931,395
Accounts payable	2,628,371	4,386,819
Income taxes payable	40,383	—
Accrued expenses and other	1,113,362	3,132,156

Total current liabilities	5,090,306	9,183,846
Long-term debt, excluding current installments	4,594,468	5,073,724

Total liabilities	9,684,774	14,257,570

Stockholders' equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,178,800 shares in 2001 and 12,079,900 shares in 2000	121,788	120,799
Additional paid-in capital	8,699,173	8,625,150
Retained earnings	2,961,526	2,918,225

Total stockholders' equity	11,782,487	11,664,174

Commitments and contingencies	$21,467,261	25,921,744

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Revenues:
Company-operated stores	$33,249,121	81,748,531	36,264,433
Franchise operations	5,731,500	5,599,432	5,722,434
Other	461,935	521,809	538,897

Total revenues	39,442,556	87,869,772	42,525,764

Costs and expenses:
Cost of company-operated stores	23,157,754	63,501,694	25,400,592
Cost of franchise operations	2,006,770	2,023,794	1,945,209
Other cost of operations	340,970	393,076	388,665
Restaurant operating expenses	7,921,380	15,290,037	6,837,968
General and administrative	2,649,956	5,309,773	3,438,744
Depreciation and amortization expense	2,277,088	2,976,525	2,409,243

Total costs and expenses	38,353,918	89,494,899	40,420,421

Income (loss) from operations	1,088,638	(1,625,127)	2,105,343
Other income (expense):
Interest expense	(656,965)	(738,228)	(796,650)
Interest income	52,799	8,346	50,698
Other	44,952	137,363	(1,046,568)

	(559,214)	(592,519)	(1,792,520)

Income (loss) before income tax expense (benefit)	529,424	(2,217,646)	312,823
Income tax expense (benefit)	303,441	(791,152)	159,834

Net income (loss)	$225,983	(1,426,494)	152,989

Earnings per share:
Net income (loss):
Basic	0.02	(0.12)	0.01
Diluted	0.02	(0.12)	0.01

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2001, 2000, and 1999

	Convertible preferred stock, Series B
			Common stock
					Additional paid-in capital	Retained earnings
	Shares	Dollars	Shares	Dollars			Total
Balances, December 31, 1998	874,375	$874,375	8,678,000	$86,780	4,652,181	4,191,730	9,805,066
Conversion of preferred stock in reverse merger acquisition	(874,375)	(874,375)	1,748,750	17,488	856,887	—	—
Conversion of warrants in reverse merger acquisition	—	—	742,500	7,425	(7,425)	—	—
Common stock issued in reverse merger acquisition	—	—	861,374	8,613	3,419,655	—	3,428,268
Proceeds from exercise of common stock options	—	—	155,000	1,550	230,950	—	232,500
Proceeds from issuance of common stock in private placement	—	—	1,286,200	12,862	2,931,497	—	2,944,359
Repurchase of common stock	—	—	(1,368,000)	(13,680)	(3,406,320)	—	(3,420,000)
Net income	—	—	—	—	—	152,989	152,989

Balances, December 31, 1999	—	—	12,103,824	121,038	8,677,425	4,344,719	13,143,182
Repurchase of common stock	—	—	(23,924)	(239)	(52,275)	—	(52,514)
Net loss	—	—	—	—	—	(1,426,494)	(1,426,494)

Balances, December 31, 2000	—	—	12,079,900	120,799	8,625,150	2,918,225	11,664,174
Issuance of common stock	—	—	98,900	989	74,023	—	75,012
Net income	—	—	—	—	—	225,983	225,983
Dividends declared:
Common stock, $0.015 per share	—	—	—	—	—	(182,682)	(182,682)

Balances, December 31, 2001	—	$—	12,178,800	$121,788	8,699,173	2,961,526	11,782,487

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$225,983	(1,426,494)	152,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition:
Depreciation and amortization of property and equipment	1,117,482	1,799,418	1,207,882
Amortization of franchise royalty contracts, goodwill, and other assets	1,159,606	1,177,107	1,201,361
Provision for bad debts	104,360	73,036	99,793
Provision for deferred taxes	94,590	(211,775)	11,783
Loss on sale/disposal of property and equipment	561	7,375	144,961
Gain on sale/disposal of other assets	—	(11,748)	—
(Increase) decrease in:
Trade accounts receivable	(304,589)	(208,498)	(114,305)
Notes receivable	74,937	37,344	25,075
Other receivables	320,147	(508,320)	2,523
Inventories	477,929	(318,784)	45,146
Prepaid expenses	(95,928)	(15,842)	23,860
Income taxes refundable	943,661	(595,615)	(348,046)
Other assets	122,854	(91,978)	147,249
Increase (decrease) in:
Accounts payable	(1,758,448)	1,606,431	242,508
Income taxes payable	40,383	—	—
Accrued expenses	(2,201,476)	2,455,954	(247,792)

Net cash provided by operating activities	322,052	3,767,611	2,594,987

Cash flows from investing activities:
Acquisition, net of cash received	—	—	(560,382)
Additions to property and equipment	(596,037)	(612,726)	(1,070,277)
Proceeds from sale of property and equipment	16,000	7,500	10,000
Proceeds from sale of other assets	—	51,448	—

Net cash used in investing activities	(580,037)	(553,778)	(1,620,659)

(Continued)

	2001	2000	1999
Cash flows from financing activities:
Net increase (decrease) in bank overdraft	$173,011	89,850	(137,912)
Net increase (decrease) in credit line note payable	(105,216)	48,182	35,271
Proceeds from long-term debt	920,832	469,570	1,766,542
Payments on long-term debt and capital leases	(1,824,564)	(2,811,769)	(2,527,791)
Proceeds from exercise of common stock options	—	—	232,500
Proceeds from issuance of common stock	75,012	—	2,944,359
Repurchase of common stock	—	(52,514)	(3,420,000)

Net cash used in financing activities	(760,925)	(2,256,681)	(1,107,031)

Net increase (decrease) in cash and cash equivalents	(1,018,910)	957,152	(132,703)
Cash and cash equivalents at beginning of the year	1,467,985	510,833	643,536

Cash and cash equivalents at end of the year	$449,075	1,467,985	510,833

Supplemental disclosure of cash flow information:
Cash payments for interest	$660,132	741,000	810,100

Income taxes paid (refunded)	$(775,193)	16,000	507,000

Noncash investing and financing activities:
During 2001, a sale of certain equipment was financed with a note receivable in the amount of $255,244
During 2001, the Company declared dividends of $182,682, payable in January 2002.
For the years ended December 31, 2001, 2000 and 1999, write-offs of accounts and notes receivable were $170,254, $215,754 and $164,058, respectively.

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(1)  Summary of Significant Accounting Policies

  (a)    Description of Business and Principles of Consolidation

    Austins Steaks & Saloon, Inc. is a franchisor and operator of restaurants. At December 31, 2001, the Company had 215 franchises and 17 company-operated stores operating in 24 states. The consolidated financial statements include the accounts of Austins Steaks & Saloon, Inc. and its wholly owned subsidiaries, The WesterN SizzliN Corporation, The WesterN SizzliN Stores, Inc., WesterN SizzliN Stores of Little Rock, Inc., WesterN SizzliN Stores of Louisiana, Inc., and Austins of Omaha, Inc. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

  (b)    Cash Equivalents

    Cash equivalents of $332,064 and $658,282 consist of overnight repurchase agreements at December 31, 2001 and 2000, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

  (d)    Inventories

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages, and restaurant supplies.

  (e)    Property and Equipment

    Property and equipment are stated at cost and depreciated on the straight-line basis over the following estimated useful lives: buildings and improvements—15 to 40 years; furniture, fixtures, and equipment—3 to 10 years. Property and equipment under capital leases and leasehold improvements are generally amortized over the shorter of the asset's estimated useful life or the lease term. If the estimated useful life of a leasehold improvement exceeds the lease term and the lease allows for a renewable term and the Company intends to renew the lease, the estimated useful life of the leasehold improvement is used for amortization purposes. Gains or losses are recognized upon the disposal of property and equipment and the cost and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs, and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

  (f)    Franchise Royalty Contracts

    Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts balance over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds (see note 1(q)).

  (g)    Goodwill

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over fifteen years, the expected period to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved (see note 1(q)).

  (h)    Favorable Lease Rights

    Favorable lease rights are being amortized on the straight-line method over the remaining life of the related leases.

  (i)    Financing Costs

    Financing costs are being amortized on the straight-line method over the life of the related debt.

  (j)    Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see note 1(q)).

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

  (m)    Stock Option Plan

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Alternatively, SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under SFAS No. 123.

  (n)    Earnings Per Share

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2001 and 2000 because these effects are anti-dilutive. Convertible preferred stock and common stock warrants are not included in computing diluted earnings per share prior to their conversion in connection with the reverse merger acquisition (see note 2), since the conditions for their issuance, such as an initial public offering or registration of the Company's common stock, had not taken place.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (loss) (numerator)	Weighted average shares (denominator)	Earnings (loss) per share amount
Year ended December 31, 2001:
Net income—basic and diluted	$225,983	12,154,414	$0.02

Year ended December 31, 2000:
Net loss—basic and diluted	$(1,426,494)	12,095,893	$(0.12)

Year ended December 31, 1999:
Net income—basic	$152,989	10,457,214	$0.01

Effect of dilutive stock options	—	37,482

Net income—diluted	$152,989	10,494,696	$0.01

  (o)    Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (p)    Reclassifications

    Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

  (q)    Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

    The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement 142.

    Upon adoption of Statement 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustment by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evolution, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of January 1, 2002, the date of adoption of Statement 142, the Company has unamortized goodwill in the amount of approximately $4.3 million and unamortized identifiable intangible assets in the amount of approximately $4.8 million, all of which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains many of the fundamental provisions of that Statement. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

(2)  Business Combination

  Effective July 1, 1999, Austins Steaks & Saloon, Inc. (Austins), a Delaware corporation, merged with The WesterN SizzliN Corporation (WesterN SizzliN), a Tennessee corporation, located in Roanoke, Virginia. The assets and business of WesterN SizzliN are now owned by a wholly owned subsidiary of Austins, The WesterN SizzliN Corporation, a Delaware corporation. As a result of the merger, Austins' six restaurants located in Arizona, Nebraska and New Mexico have been combined with WesterN SizzliN.

  Effective June 30, 1999, each of the outstanding 2,700,406 shares of Austins common stock were split 1 for 3.135, leaving a total of 861,374 Austins shares outstanding prior to the merger. Upon completion of the merger, the Austins shareholders owned approximately 7% of the outstanding equity and the WesterN SizzliN shareholders owned approximately 93% of the outstanding equity of the combined company.

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

  The following unaudited pro forma financial information presents the combined results of operations of WesterN SizzliN and Austins as if the acquisition had occurred as of the beginning of 1999 after giving effect to certain adjustments, including amortization of goodwill and favorable lease rights and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had WesterN SizzliN and Austins constituted a single entity during 1999.

Year ended December 31, 1999
(unaudited)
Total revenues	$47,072,370

Net income	$39,193

Earnings per share	$—

(3)  Accounts and Notes Receivable

  Activity in the allowance for doubtful accounts was as follows:

	2001	2000	1999
Allowance for doubtful accounts:
Beginning of year	$246,000	333,964	374,811
Provision for bad debts	104,360	73,036	99,793
Recoveries	—	54,754	23,418
Accounts and notes receivable written off	(170,254)	(215,754)	(164,058)

End of year	$180,106	246,000	333,964

Allowance for doubtful accounts allocated to:
Accounts receivable	$148,142	192,465	185,062
Notes receivable	31,964	53,535	148,902

	$180,106	246,000	333,964

  The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $31,964 and $31,964, respectively, at December 31, 2001, and $53,535 and $53,535, respectively, at December 31, 2000. The average recorded investment in impaired notes was approximately $43,000, $110,000, and $145,000 during 2001, 2000, and 1999, respectively.

  The Company's franchisees and company-operated stores are not concentrated in any specific geographic region, but are concentrated in the family steak house business. No single franchisee accounts for a significant amount of the Company's franchise revenue, and there were no significant accounts or notes receivable from a single franchisee at December 31, 2001 or 2000. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(4)  Property and Equipment

  Property and equipment at December 31, 2001 and 2000 consists of the following:

	2001	2000
Land and improvements	$775,000	775,000
Buildings and improvements	400,000	400,000
Furniture, fixtures, and equipment	4,768,087	4,678,378
Leasehold improvements	7,682,883	7,545,266

	13,625,970	13,398,644
Less accumulated depreciation and amortization	5,800,566	4,779,990

	$7,825,404	8,618,654

(5)  Debt

  Long-term debt at December 31, 2001 and 2000 consists of the following:

	2001	2000
Notes payable to finance company with interest rates ranging from 9.82% to 10.07% due in equal monthly installments, including principal and interest, ranging from $5,395 to $17,182, with final payments due from April 1, 2005 through April 1, 2013; collateralized by real property, accounts receivable, inventory and furniture, fixtures and equipment	$4,957,452	5,340,599
12% notes payable to stockholders with an effective interest rate of 13.82%, paid in full during 2001	—	34,942
Notes payable to finance company with an interest rate of 10.25%, due in monthly installments, including principal and interest totaling $3,050, with final payments due from June 26, 2004 through July 19, 2004; collateralized by equipment	72,433	107,789
$350,000 note payable to bank with an interest rate of the bank's prime rate (4.75% at December 31, 2001), due in equal monthly installments, including principal and interest of $25,000; with the final payment due on January 31, 2002	33,614	303,164
Unsecured note payable with an interest rate of 9.0%, paid in full during 2001	—	161,493
Other	37,888	57,132

Total long-term debt	5,101,387	6,005,119
Less current installments	506,919	931,395

Long-term debt, excluding current installments	$4,594,468	5,073,724

  The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001 and years thereafter are as follows: 2002, $506,919; 2003, $520,433; 2004; $537,947, 2005, $505,276; 2006, $522,126 and years thereafter, $2,508,686.

  The Company has a $500,000 secured line of credit from a commercial bank payable on demand, bearing interest at the bank's prime rate which approximated 4.75% and 9.0% at December 31, 2001 and 2000, respectively, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts. Borrowings outstanding under the line of credit at December 31, 2001 and 2000 were $389,105 and $494,321, respectively.

  The notes payable to finance company referred to above with a balance of $4,957,452 at December 31, 2001 contain certain restrictive covenants including debt coverage ratios and periodic reporting requirements. At December 31, 2001, the Company was not in compliance with the debt coverage ratio related to four stores. A letter was obtained from the finance company dated March 22, 2002, which waived such noncompliance through February 15, 2003.

(6)  Leases

  The Company is obligated under various leases for equipment, offices, Company-operated stores and stores which are subleased to franchisees.

  At December 31, 2001, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating leases	Sublease rentals	Net
2002	$5,267,853	3,650,903	1,616,950
2003	4,908,269	3,678,768	1,229,501
2004	4,873,323	3,719,408	1,153,915
2005	4,646,188	3,870,593	775,595
2006	4,138,484	3,928,080	210,404
Subsequent years	5,206,381	5,046,015	160,366

Total minimum lease payments	$29,040,498	23,893,767	5,146,731

  Total rent expense net of sublease rentals, under operating leases for 2001, 2000, and 1999 approximated $2,122,000, $2,299,000, and $1,763,000, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

  From time to time, the Company utilizes an airplane owned by the president of the Company. The total expenses for chartered air service were approximately $103,000, $162,000, and $158,000 for 2001, 2000, and 1999, respectively.

(7)  Income Taxes

  Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2001:
Federal	$104,233	94,936	199,169
State	104,618	(346)	104,272

	$208,851	94,590	303,441

Year ended December 31, 2000:
Federal	$(487,800)	(178,302)	(666,102)
State	(91,577)	(33,473)	(125,050)

	$(579,377)	(211,775)	(791,152)

Year ended December 31, 1999:
Federal	$124,650	10,712	135,362
State	23,401	1,071	24,472

	$148,051	11,783	159,834

  Income tax expense (benefit) differs from the amount computed by applying the statutory corporate tax rate of 34% to income (loss) before income tax expense (benefit) as follows for the years ended December 31, 2001, 2000, and 1999:

	2001	2000	1999
Expected income tax expense (benefit)	$180,004	(754,000)	106,360
State income tax, net of federal income tax benefit	68,819	(82,533)	16,152
Nondeductible goodwill	37,522	37,522	27,034
Other	17,096	7,859	10,288

	$303,441	(791,152)	159,834

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$828,677	925,460
Accounts receivable, principally due to allowance for doubtful accounts	68,368	93,382
Property and equipment, principally due to differences in depreciation	403,971	405,970
Other	64,638	117,833

Total gross deferred tax assets	1,365,654	1,542,645

Deferred tax liabilities:
Accounting method change	—	60,487
Favorable lease rights	150,896	169,940
Other	21,783	24,653

Total gross deferred tax liabilities	172,679	255,080

Net deferred tax asset	$1,192,975	1,287,565

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2001.

  At December 31, 2001, the Company has net operating loss carryforwards for income tax purposes of $2,039,679 available to offset future taxable income. These loss carryforwards, which were acquired with the reverse merger acquisition, are subject to certain annual limitations. If not utilized, these loss carryforwards will expire as follows:

Expiration date:
2011	$1,068,944
2012	567,299
2018	403,436

$2,039,679

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

  The per share weighted average fair value of stock options granted during 2000 and 1999 of $0.67 and $1.27, respectively, was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	1999
Expected dividend yield	0%	0%
Risk-free interest rate	5.11% and 6.31%	5%
Expected life of options	4.0 years	4.0 years
Expected volatility	226%	57%

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

	2001	2000	1999
Net income (loss):
As reported	$225,983	(1,426,494)	152,989
Pro forma	225,983	(1,439,783)	87,122
Basic and diluted net income (loss) per share:
As reported	0.02	(0.12)	0.01
Pro forma	0.02	(0.12)	0.01

  Stock option activity during the years ended December 31, 2001, 2000, and 1999 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 1998	450,000	$1.50
Additional options arising from reverse merger acquisition	87,406	$5.06
Granted	80,000	$1.50
Exercised	(155,000)	$1.50
Forfeited	(71,897)	$4.66

Balance at December 31, 1999	390,509	$1.72
Granted	30,000	$1.50
Forfeited	(1,276)	$3.14

Balance at December 31, 2000	419,233	$1.70
Granted	—	—
Forfeited	(225,000)	$1.50

Balance at December 31, 2001	194,233	$1.93

Exercisable at December 31, 2001	194,233	$1.93

  At December 31, 2001, the weighted average remaining contractual life of outstanding options was 2.78 years.

  In conjunction with certain notes payable to stockholders, which were originally issued in 1996, the Company issued 371,250 detachable stock purchase warrants to the note holders. Effective with the reverse merger acquisition (see note 2), these warrants were converted into 742,500 shares of common stock.

(9)  Employee Benefit Plan

  The Company implemented a 401(k) investment plan (the Plan) on January 1, 1999 for the benefit of its employees. Employees are eligible to participate in the 401(k) plan after a 12-month period of service. Under the 401(k) plan, employees may elect to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provides for discretionary contributions by the Company. For the years ended December 31, 2001, 2000 and 1999, the Company accrued approximately $3,000, $27,000 and $26,000, respectively, for the discretionary contribution.

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

(11) Fair Value of Financial Instruments

  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000. Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2001		2000
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$449,075	449,075	1,467,985	1,467,985
Accounts receivable	1,269,549	1,269,549	1,065,496	1,065,496
Notes receivable	357,490	357,490	181,007	188,397
Other receivables	261,855	261,855	582,002	582,002
Financial liabilities:
Credit line note payable to bank	389,105	389,105	494,321	494,321
Accounts payable	2,628,371	2,628,371	4,386,819	4,386,819
Accrued expenses and other	1,113,362	1,113,362	3,132,156	3,132,156
Long-term debt	5,101,387	6,048,790	6,005,119	7,349,333

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

  Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 31, 2001, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of the Company's consolidated revenues.

  The following table summarizes reportable segment information:

	Years ended December 31
	2001	2000	1999
Revenues from reportable segments:
Restaurants	$33,249,121	81,748,531	36,264,433
Franchising and other	6,193,435	6,121,241	6,261,331

Total revenues	$39,442,556	87,869,772	42,525,764

Depreciation and amortization:
Restaurants	$1,529,744	2,235,374	1,490,554
Franchising and other	747,344	741,151	918,689

Total depreciation and amortization	$2,277,088	2,976,525	2,409,243

Interest expense:
Restaurants	$558,937	636,949	671,079
Franchising and other	98,028	101,279	125,571

Total interest expense	$656,965	738,228	796,650

Interest income:
Restaurants	$47,536	5,374	30,725
Franchising and other	5,263	2,972	19,973

Total interest income	$52,799	8,346	50,698

Income (loss) before income taxes:
Restaurants	$(1,154,064)	(3,391,253)	(126,237)
Franchising and other	1,683,488	1,173,607	439,060

Total income (loss) before income taxes	$529,424	(2,217,646)	312,823

Gross fixed assets:
Restaurants	$12,088,034	12,006,277	11,562,730
Franchising and other	1,537,936	1,392,367	1,376,426

Total gross fixed assets	$13,625,970	13,398,644	12,939,156

Expenditures for fixed assets (including acquisitions):
Restaurants	$521,697	596,785	3,632,515
Franchising and other	74,340	15,941	110,123

Total expenditures for fixed assets	$596,037	612,726	3,742,638

(13) Contingencies

  The Company is involved in litigation from time to time during the normal course of its operations. Management does not believe the ultimate outcome of this litigation will have a material effect on the financial position or the results of operations of the Company.

(14) Quarterly Results of Operations (Unaudited)

  The following tables summarize unaudited quarterly results of operations since the business combination described in note 2:

	Quarter ended
	September 30	December 31
Year ended December 31, 1999:
Total revenues	$11,844,837	10,697,833
Income (loss) from operations	403,253	(114,552)
Net income (loss)	13,037	(29,559)
Net income (loss) per common share—basic and diluted	0.00	0.00
	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2000:
Total revenues	$11,123,438	17,538,359	32,249,866	26,958,109
Income (loss) from operations	607,585	784,953	(84,218)	(2,933,447)
Net income (loss)	168,791	264,563	(287,309)	(1,572,539)
Net income (loss) per common share—basic and diluted	0.01	0.02	(0.02)	(0.13)
	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2001:
Total revenues	$11,480,805	10,115,052	9,613,406	8,233,293
Income (loss) from operations	471,604	509,567	292,331	(184,864)
Net income (loss)	185,534	218,353	131,339	(309,243)
Net income (loss) per common share—basic and diluted	0.02	0.02	0.01	(0.03)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Austins Steaks & Saloon, Inc. FORM 10-K For the Fiscal Year Ended December 31, 2001
TABLE OF CONTENTS
Part I
Part II
Austins Steaks & Saloon, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
2001 COMPARED TO 2000
2000 COMPARED TO 1999
LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
CRITICAL ACCOUNTING POLICIES
IMPACT OF INFLATION
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
FORWARD LOOKING STATEMENTS
Part III
Part IV
SIGNATURES
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2001 and 2000
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Consolidated Statements of Income (Loss) Years ended December 31, 2001, 2000, and 1999
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity Years ended December 31, 2001, 2000, and 1999
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000, and 1999
AUSTINS STEAKS & SALOON, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2001, 2000, and 1999