Form 10-Q
period 2002-03-31
AUSTINS STEAKS & SALOON INC
filed 2002-05-13
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

(540) 345-3195
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of May 15, 2002, there were 12,178,800 shares of the issuer’s common stock outstanding.

AUSTINS STEAKS & SALOON, INC.

Form 10-Q Index

Three Months Ended March 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,277	$449,075
Trade accounts receivable, net of allowance for doubtful accounts of $158,142 in 2002 and $148,142 in 2001	1,211,005	1,269,549
Current installments of notes receivable	254,423	208,734
Other receivables	240,807	261,855
Inventories	202,611	224,136
Prepaid expenses	422,421	354,326
Deferred income taxes	143,967	143,967
Total current assets	2,561,511	2,911,642
Notes receivable, less allowance for doubtful accounts of $36,964 in 2002 and $31,964 in 2001, excluding current installments	135,898	148,756
Property and equipment, net	7,631,742	7,825,404
Franchise royalty contracts, net of accumulated amortization of $5,199,937 in 2002 and $5,042,363 in 2001	4,254,494	4,412,068
Goodwill, net of accumulated amortization of $2,513,602 in 2002 and 2001	4,310,200	4,310,200
Favorable lease rights, net of accumulated amortization of $167,046 in 2002 and $156,320 in 2001	386,787	397,513
Financing costs, net of accumulated amortization of $58,389 in 2002 and $53,820 in 2001	131,914	136,483
Deferred income taxes	1,049,008	1,049,008
Other assets, net	269,017	276,187
	$20,730,571	$21,467,261
Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$88,898	$412,166
Credit line note payable to bank	500,000	389,105
Note payable to bank	300,000	—
Current installments of long-term debt	462,298	506,919
Accounts payable	1,912,656	2,628,371
Income taxes payable	168,168	40,383
Accrued expenses and other	783,598	1,113,362
Total current liabilities	4,215,618	5,090,306
Long-term debt, excluding current installments	4,492,687	4,594,468
Total liabilities	8,708,305	9,684,774
Stockholders’ equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,178,800 shares in 2002 and 2001	121,788	121,788
Additional paid-in capital	8,699,173	8,699,173
Retained earnings	3,201,305	2,961,526
Total stockholders’ equity	12,022,266	11,782,487
Commitments and contingencies
	$20,730,571	$21,467,261

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Company-operated stores	$6,452,377	$9,867,323
Franchise operations	1,361,818	1,513,935
Other	115,026	99,547
Total revenues	7,929,221	11,480,805

Costs and expenses:
Cost of company-operated stores	4,453,564	6,914,762
Cost of franchise operations	519,332	467,774
Other cost of operations	88,403	74,723
Restaurant operating expenses	1,521,971	2,317,123
General and administrative	405,529	656,154
Depreciation and amortization	444,080	578,665
Total costs and expenses	7,432,879	11,009,201
Income from operations	496,342	471,604

Other income (expense):
Interest expense	(133,884)	(175,235)
Interest income	7,144	1,675
Other	18,462	14,540
	(108,278)	(159,020)
Income before income tax expense	388,064	312,584

Income tax expense	148,285	127,050
Net income	$239,779	$185,534
Earnings per share:
Basic	.02	.02
Diluted	.02	.02

See accompanying notes to consolidated financial statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2002

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Dollars

Balances, December 31, 2001	12,178,800	$121,788	$8,699,173	$2,961,526	$11,782,487

Net income	—	—	—	239,779	239,779

Balances, March 31, 2002	12,178,800	$121,788	$8,699,173	$3,201,305	$12,022,266

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2002 and 2001

(Unaudited)

	March
	2002	2001
Cash flows from operating activities:
Net income	$239,779	$185,534
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	271,211	280,044
Amortization of franchise royalty contracts, goodwill and other assets	172,869	298,621
Loss on disposal of fixed assets	—	1,601
Provision for bad debts	15,000	15,000
(Increase) decrease in:
Trade accounts receivable	48,544	35,347
Notes receivable	(37,831)	17,725
Other receivables	21,048	286,917
Inventories	21,525	416,066
Prepaid expenses	(68,095)	9,939
Other assets	7,170	122,795
Increase (decrease) in:
Accounts payable	(715,715)	(946,918)
Accrued expenses	(329,764)	(2,071,715)
Income taxes payable	127,785	—

Net cash used in operating activities	(226,474)	(1,349,044)

Cash flows from investing activities:
Additions to property and equipment	(77,549)	(57,200)

Net cash used in investing activities	(77,549)	(57,200)

Cash flows from financing activities:
Net decrease in bank overdraft	(323,268)	(239,155)
Net increase in credit line note payable	110,895	3,679
Proceeds from note payable	300,000	—
Proceeds from long-term debt	—	1,410,000
Payments on long-term debt	(146,402)	(341,611)

Net cash provided by (used in) financing activities	(58,775)	832,913

Net decrease in cash and cash equivalents	(362,798)	(573,331)

Cash and cash equivalents at beginning of period	449,075	1,467,985

Cash and cash equivalents at end of period	$86,277	$894,654

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Notes to Consolidated Financial Statements

March 31, 2002 and 2001

(Unaudited)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. (“Austins” or the “Company”) in accordance with accounting principles generally accepted in the United States of American for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year.  The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(b)                                 Reclassifications

Certain reclassifications have been made to 2001 financial statement amounts to conform to the 2002 presentation.

(2)                                 Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer systematically amortized but, instead, are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company performed transitional impairment tests on its goodwill. The previous method for determining impairment prescribed by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has one of its two reporting units with goodwill, which also are the Company’s reportable segments. Goodwill was tested for impairment at the level of reporting unit. Based on the results of the transitional impairment tests, the fair value of the reporting unit supports the goodwill.  The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

The following table reconciles the reported net income and earnings per share before accounting change to that which would have resulted for the three months-ended March 31, 2001 if SFAS No. 142 had been adopted effective January 1, 2001:

Reported net income	$185,534
Goodwill amortization, net of tax	79,274
Adjusted earnings	$264,808

Basic and diluted earnings per share:
Reported net earnings	$0.02
Goodwill amortization, net of tax	—
Adjusted net earnings per share	$0.02

Intangible assets other than goodwill at March 31, 2002 and December 31, 2001 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2002

Intangible assets subject to amortization:

Franchise royalty contracts	$9,454,431	$5,199,937	$4,254,494
Favorable lease rights	553,833	167,046	386,787
Total	$10,008,264	$5,366,983	$4,641,281

As of December 31, 2001

Intangible assets subject to amortization:

Franchise royalty contracts	$9,454,431	$5,042,363	$4,412,068
Favorable lease rights	553,833	156,320	397,513
Total	$10,008,264	$5,198,683	$4,809,581

In accordance with SFAS No. 142, amortization expense for the three-month period ended March 31, 2002 was $168,300.  Estimated amortization expense for each of the years ended December 31 is as follows:

Year	Amount
2002	$673,200
2003	673,200
2004	673,200
2005	673,200
2006	673,200

The changes in the net carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2002 are as follows:

Segment	Goodwill at January 1, 2002	Impairment losses	Goodwill at March 31, 2002

Company-operated stores	$4,310,200	$—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	$—	$4,310,200

The changes in the net carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2001 are as follows:

Segment	Goodwill at January 1, 2001	Amortization	Goodwill at March 31, 2001

Company-operated stores	$4,765,121	$113,730	$4,651,391
Franchise operations	—	—	—
Total	$4,765,121	$113,730	$4,651,391

(3)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for shares of common stock were not included in computing diluted earnings per share for the three-month periods ended March 31, 2002 and 2001 because these effects are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
Three-months ended March 31, 2002

Net income - basic and diluted	$239,779	12,178,800	0.02

Three-months ended March 31, 2001

Net income - basic and diluted	$185,534	12,079,900	0.02

(4)           Reportable Segments

The Company has defined two reportable segments: Company-operated restaurants and franchising and other.  The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of “WesterN SizzliN Steakhouse,” “Great American Steak & Buffet,” “WesterN SizzliN Wood Grill,” “Quincy’s Steakhouse and “Austins Steaks & Saloon.”  The franchising and other segment consists of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through March 31, 2002, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three-months Ended March 31,
	2002	2001

Revenues from reportable segments:
Restaurants	6,452,377	9,867,323
Franchising and other	1,476,844	1,613,482

Total revenues	7,929,221	11,480,805

Depreciation and amortization:
Restaurants	258,606	389,816
Franchising and other	185,474	188,849

Total depreciation and amortization	444,080	578,665

Interest expense:
Restaurants	124,031	150,926
Franchising and other	9,853	24,309

Total interest expense	133,884	175,235

Interest income:
Restaurants	6,581	1,675
Franchising and other	563	—

Total interest income	7,144	1,675

Income (loss) before income taxes:
Restaurants	(45,770)	(332,097)
Franchising and other	433,834	644,681

Total income before income taxes	388,064	312,584

	March 31, 2002	March 31, 2001
Gross fixed assets:
Restaurants	12,150,784	11,150,968
Franchising and other	1,552,735	1,393,970

Total gross fixed assets	$13,703,519	12,544,938

Expenditures for fixed assets:
Restaurants	62,750	1,603
Franchising and other	14,799	55,597

Total expenditures for fixed assets	$77,549	57,200

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently operates and franchises a total of 226 restaurants located in 24 states, including 14 Company-owned and 212 franchise restaurants.  The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

During June 2000, the Company negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA).  Under the short-term lease agreement, the Company leased and operated 97 Quincy Steakhouses, owned by FFCA.  In December 2000, the Company closed 44 of the restaurants.  Of the 53 restaurants that remained open at December 31, 2000, 43 restaurants were franchised during the first quarter of 2001, with the remaining 10 restaurants closing during the first quarter of 2001.  At the end of the first quarter of 2001, no Quincy Steakhouses remained as Company-owned restaurants.

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

Results of Operations

Net income for the three-month period ended March 31, 2002 was $239,779 as compared to $185,534 for the three-month period ended March 31, 2001.  The Quincy operations had a net loss of $41,026 for the three-months ended March 31, 2001.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three-Months Ended March 31,
	2002	2001
Revenues:
Company-operated stores	81.4%	85.9%
Franchise royalties and fees	17.2	13.2
Other sales	1.4	0.9
Total revenues	100.0	100.0

Costs and expenses:
Cost of Company-operated stores	56.2	60.2
Cost of franchise operations	6.5	4.1
Other cost of operations	1.1	0.7
Restaurant operating expenses	19.2	20.2
General and administrative	5.1	5.7
Depreciation and amortization	5.6	5.0
Total costs and expenses	93.7	95.9

Income from operations	6.3	4.1

Other income (expense)	(1.4)	(1.4)

Income before income tax expense	4.9	2.7

Income tax expense	1.9	1.1
Net income	3.0%	1.6%

	Three-Months Ended March 31,
	2002	2001

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	17	23
Opened	—	—
Closed	—	2
Franchised	3	—
End of period	14	21
Number of Quincy-operated Restaurants:
Beginning of period	0	53
Opened	—	—
Closed	—	10
Franchised	—	43
End of period	0	0
Number of U.S. Franchised Restaurants:
Beginning of period	215	198
Opened	4	43
Closed	7	1
End of period	212	240

Revenues

Company-operated store revenues decreased $3.4 million (34.6 percent) to $6.5 million for the three-months ended March 31, 2002 as compared to $9.9 million for the comparable three-month period ended March 31, 2001.  The three-month decrease over the prior period is primarily attributable to the consolidation of the Quincy operations in 2001, which had revenue of approximately $1.6 million, and the closing of four under-performing stores after March 31, 2001, which contributed $1.0 million in revenues during the first quarter ended March 31, 2001 and the franchising of three additional Company stores on February 1, 2002 which contributed $0.8 million in revenues during February and March of 2001.

Franchise and other revenues decreased 8.5 percent to $1.5 million for the three-months ended March 31, 2002 as compared to $1.6 million for the comparable three-month period ended March 31, 2001.  The decrease is attributable to less franchised stores in the system at March 31, 2002 as compared to March 31, 2001 and the franchising of the Quincy stores in the first quarter of 2001 which resulted in initial franchise fees of $134,000.

Costs and Expenses

Cost of Company-operated stores, consisting of food, beverage, and employee costs decreased $2.4 million (35.6 percent) for the three-months ended March 31, 2002 from $6.9 million in 2001 to $4.5 million in 2002 and as a percentage of total revenues from 60.2% in 2001, to 56.2% in 2002.  The decrease is due to the Quincy operations during 2001 and the result of less Company stores in 2002 due to the closing of under-performing stores after March 31, 2001 and the franchising of three additional stores on February 1, 2002.  The primary reason for the decrease of these costs as a percentage of total revenues is the costs of the Quincy stores and the closing of under performing stores, whose operating margins were significantly less than the Company’s other operated restaurants.

Cost of franchise operations and other cost of operations increased as a percentage of total revenues to 7.6% and $608,000 for the three-months ended March 31, 2002 from 4.8% and $542,000 in 2001.  The addition of the Quincy units did not effect these costs, but due to the increased sales did effect the percentages.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated stores, decreased $0.8 million (34.3 percent) for the three-months ended March 31, 2002 over prior year’s comparable period.  The majority of the decrease is due to the operation of the Quincy stores in 2001 and the closing and franchising of Company-operated stores during 2001 and the first month of 2002.  These expenses as a percentage of total revenues decreased slightly to 19.2% in 2002 compared to 20.2% in 2001 for the three-months ended March 31.

General and administrative expenses decreased as a percentage of total revenue to 5.1% in 2002 compared to 5.7% in 2001. The decrease is due to the operation of the Quincy stores during the first quarter of 2001 and the closing and franchising of Company stores during 2001 and first quarter of 2002.

Depreciation and amortization expense is $135,000 less for the three-months ended March 31, 2002 compared to 2001 primarily due to closings of under performing Company-operated restaurants and retirement of their related long-lived assets and the discontinuance of goodwill amortization effective January 1, 2002.  Goodwill amortization totaled $114,000 for the three-months ended March 31, 2001.

Other Income (Expense)

Interest expense decreased $41,000 comparing the periods ended March 31, 2002 and 2001 due to a lower average principal outstanding balance comparing the respective periods and to lower interest rates in 2002.  Interest income fluctuates according to the levels of available and investable cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income tax expense is directly affected by the levels of pretax income.  The Company’s effective tax rate of approximately 38.2 percent for the three-months ended March 31, 2002 is comparable to the rate of 40.6 percent in 2001.

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

Cash flows used in operating activities were $226,000 in 2002 compared to cash used in operating activities of $1,349,000 in 2001.  For 2002 cash flows used in operations were primarily due to a $1.0 million decrease in accounts payable and accrued expenses, offset by net income of $240,000 and $444,000 in depreciation and amortization.  For 2001 cash flows used by operations were primarily due to a $3.0 million decrease in accounts payable and accrued expenses offset by net income of $186,000, depreciation and amortization of $579,000 and a decrease in receivables, and inventories totaling $756,000.  Net cash used by investing activities of $78,000 in 2002 and $57,000 in 2001, was for expenditures related to property and equipment.  Net cash used by financing activities of $59,000 in 2002 was primarily for repayment of long-term debt offset by proceeds from short-term borrowings of $300,000.

The Company utilizes its existing line of credit to provide additional short-term funding.  Management constantly reviews available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, management believes existing financing provides adequate funding.

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

Franchise Royalty Contracts

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contract balance over their remaining life can be recovered though undiscounted future operating cash flows of the acquired operation.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

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

Impact of Recently Issued Accounting Standards

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer systematically amortized but, instead, are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value.  The Company performed transitional impairment tests on its goodwill.  The previous method for determining impairment prescribed by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach.  The Company has one of its two reporting units with goodwill, which also are the Company’s reportable segments.  Goodwill was tested for impairment at the level of reporting unit.  Based on the results of the transitional impairment tests, the fair value of the reporting unit supports the goodwill.  The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill.  There can be no assurance that future impairment tests will not result in a charge to earnings.

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution by owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial statements or results of operations.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of March 31, 2002, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to interest rates.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at March 31, 2002 (dollars in thousands):

EXPECTED MATURITY DATE

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	$500	—	—	—	—	—	$500	$500
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Note Payable to Bank
Variable Rate	$300	—	—	—	—	—	$300	$300
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Long-term debt
Fixed Rate	$361	$520	$538	$505	$522	$2,509	$4,955	$5,864
Average Interest Rate	9.94%	9.94%	9.94%	9.94%	9.94%	10.06%	10.00%

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

Austins Steaks & Saloon, Inc.

Date:	May 13, 2002	By:	/s/Robyn B. Mabe
Robyn B. Mabe
Chief Financial Officer