Form 10-Q
period 2002-06-30
AUSTINS STEAKS & SALOON INC
filed 2002-08-14
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

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

(540) 345-3195
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of August 14, 2002, there were 12,178,800 shares of the issuer’s common stock outstanding.

AUSTINS STEAKS & SALOON, INC.

Form 10-Q Index

Six Months Ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$388,469	$449,075
Trade accounts receivable, net of allowance for doubtful accounts of $172,085 in 2002 and $148,142 in 2001	1,175,311	1,269,549
Current installments of notes receivable	168,795	208,734
Other receivables	254,181	261,855
Inventories	190,757	224,136
Prepaid expenses	425,137	354,326
Deferred income taxes	143,967	143,967
Total current assets	2,746,617	2,911,642
Notes receivable, less allowance for doubtful accounts of $43,021 in 2002 and $31,964 in 2001, excluding current installments	150,488	148,756
Property and equipment, net	6,518,109	7,825,404
Franchise royalty contracts, net of accumulated amortization of $5,357,510 in 2002 and $5,042,363 in 2001	4,096,921	4,412,068
Goodwill, net of accumulated amortization of $2,513,602 in 2002 and 2001	4,310,200	4,310,200
Favorable lease rights, net of accumulated amortization of $177,771 in 2002 and $156,320 in 2001	376,062	397,513
Financing costs, net of accumulated amortization of $62,603 in 2002 and $53,820 in 2001	127,700	136,483
Deferred income taxes	1,049,008	1,049,008
Other assets, net	269,017	276,187
	$19,644,122	$21,467,261
Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$74,936	$412,166
Credit line note payable to bank	500,000	389,105
Current installments of long-term debt	494,851	506,919
Accounts payable	1,580,318	2,628,371
Income taxes payable	91,729	40,383
Accrued expenses and other	963,383	1,113,362
Total current liabilities	3,705,217	5,090,306
Long-term debt, excluding current installments	4,344,063	4,594,468
Total liabilities	8,049,280	9,684,774
Stockholders’ equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,178,800 shares in 2002 and 2001	121,788	121,788
Additional paid-in capital	8,699,173	8,699,173
Retained earnings	2,773,881	2,961,526
Total stockholders’ equity	11,594,842	11,782,487
Commitments and contingencies
	$19,644,122	$21,467,261

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Company-operated stores	$6,726,458	$8,515,056	$13,178,835	$18,382,379
Franchise operations	1,386,881	1,454,606	2,748,699	2,968,541
Other	112,842	145,390	227,868	244,937

Total revenues	8,226,181	10,115,052	16,155,402	21,595,857

Costs and expenses:
Cost of company-operated stores	4,503,773	6,036,665	8,957,337	12,951,427
Cost of franchise operations	478,299	545,579	997,631	1,013,353
Other cost of operations	80,682	108,602	169,085	183,325
Restaurant operating expenses	1,504,175	1,712,450	3,026,146	3,874,181
General and administrative	640,026	624,857	1,045,555	1,436,403
Depreciation and amortization	452,851	577,392	896,931	1,156,057
Closed company-operated stores	1,026,289	—	1,026,289	—

Total costs and expenses	8,686,095	9,605,545	16,118,974	20,614,746

Income (loss) from operations	(459,914)	509,507	36,428	981,111

Other income (expense):
Interest expense	(131,521)	(168,987)	(265,405)	(344,222)
Interest income	14,049	1,933	21,193	3,608
Other	181,389	900	199,851	15,440

	63,917	(166,154)	(44,361)	(325,174)

Income (loss) before income tax expense (benefit)	(395,997)	343,353	(7,933)	655,937

Income tax expense (benefit)	(151,255)	125,000	(2,970)	252,050

Net income (loss)	$(244,742)	$218,353	$(4,963)	$403,887

Earnings (loss) per share:
Basic	(.02)	.02	.00	.03
Diluted	(.02)	.02	.00	.03

See accompanying notes to consolidated financial statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2002

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Dollars

Balances, December 31, 2001	12,178,800	$121,788	$8,699,173	$2,961,526	$11,782,487

Net Loss	—	—	—	(4,963)	(4,963)

Dividends declared ($0.015 per share)	—	—	—	(182,682)	(182,682)

Balances, June 30, 2002	12,178,800	$121,788	$8,699,173	$2,773,881	$11,594,842

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2002 and 2001

(Unaudited)

	June
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(4,963)	$403,887
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	551,550	556,187
Amortization of franchise royalty contracts, goodwill and other assets	345,381	599,869
Loss on disposal of fixed assets	0	1,439
Impairment of property and equipment	870,009	0
Provision for bad debts	35,000	25,000
(Increase) decrease in:
Trade accounts receivable	70,295	(134,393)
Notes receivable	27,150	101,960
Other receivables	7,674	(124,682)
Inventories	33,379	468,884
Prepaid expenses	(70,811)	(126,512)
Other assets	7,170	77,190
Income taxes refundable	0	943,661
Increase (decrease) in:
Accounts payable	(1,048,053)	(1,862,460)
Accrued expenses	(332,661)	(2,054,784)
Income taxes payable	51,346	98,504

Net cash provided by (used in) operating activities	542,466	(1,026,250)
Cash flows from investing activities:
Additions to property and equipment	(114,264)	(131,151)

Net cash used in investing activities	(114,264)	(131,151)
Cash flows from financing activities:
Net decrease in bank overdraft	(337,230)	(239,155)
Net increase (decrease) in credit line note payable	110,895	(243,063)
Net increase in notes payable	0	989,168
Payments on long-term debt	(262,473)	(376,602)

Net cash provided by (used in) financing activities	(488,808)	130,348

Net decrease in cash and cash equivalents	(60,606)	(1,027,053)

Cash and cash equivalents at beginning of period	449,075	1,467,985

Cash and cash equivalents at end of period	$388,469	$440,932

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Notes to Consolidated Financial Statements

June 30, 2002 and 2001

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

(2)                 Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer systematically amortized but, instead, are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company performed transitional impairment tests on its goodwill. The previous method for determining impairment prescribed by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has one of its two reporting units with goodwill, which also are the Company's reportable segments. Goodwill was tested for impairment at the level of reporting unit. Based on the results of the transitional impairment tests, the fair value of the reporting unit supports the goodwill.  The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

The following table reconciles the reported net income and earnings per share before accounting change to that which would have resulted for the six months-ended June 30, 2001 if SFAS No. 142 had been adopted effective January 1, 2001:

Reported net income	$403,887
Goodwill amortization, net of tax	158,548
Adjusted earnings	$562,435

Basic and diluted earnings per share:
Reported net earnings	$0.03
Goodwill amortization, net of tax	0.01
Adjusted net earnings per share	$0.04

Intangible assets other than goodwill at June 30, 2002 and December 31, 2001 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2002

Intangible assets subject to amortization:

Franchise royalty contracts	$9,454,431	$5,357,510	$4,096,921
Favorable lease rights	553,833	177,771	376,062
Total	$10,008,264	$5,535,281	$4,492,983

As of December 31, 2001

Intangible assets subject to amortization:

Franchise royalty contracts	$9,454,431	$5,042,363	$4,412,068
Favorable lease rights	553,833	156,320	397,513
Total	$10,008,264	$5,198,683	$4,809,581

In accordance with SFAS No. 142, amortization expense for the six-month period ended June 30, 2002 was $336,598 Estimated amortization expense for each of the years ended December 31 is as follows:

Year	Amount
2002	$673,200
2003	673,200
2004	673,200
2005	673,200
2006	673,200

The changes in the net carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2002 are as follows:

Segment	Goodwill at January 1, 2002	Impairment losses	Goodwill at June 30, 2002

Company-operated stores	$4,310,200	$—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	$—	$4,310,200

The changes in the net carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2001 are as follows:

Segment	Goodwill at January 1, 2001	Amortization	Goodwill at June 30, 2001

Company-operated stores	$4,765,121	$227,460	$4,537,661
Franchise operations	—	—	—
Total	$4,765,121	$227,460	$4,537,661

(3)                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for shares of common stock were not included in computing diluted earnings per share for the six-month periods ended June 30, 2002 and 2001 because these effects are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three-months ended June 30, 2002

Net income (loss) - basic and diluted	$(244,742)	12,178,800	(0.02)

Three-months ended June 30, 2001

Net income – basic and diluted	$218,353	12,178,800	0.02

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Six-months ended June 30, 2002

Net income (loss) - basic and diluted	$(4,963)	12,178,800	0.00

Six-months ended June 30, 2001

Net income – basic and diluted	$403,887	12,129,077	0.03

(4)           Reportable Segments

The Company has defined two reportable segments: Company-operated restaurants and franchising and other.  The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from the operations of “WesterN SizzliN Steakhouse,” “Great American Steak & Buffet,” “WesterN SizzliN Wood Grill,” and “Austins Steaks & Saloon.”  The franchising and other segment consists of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through June 30, 2002, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months Ended June 30,		Six-months Ended June 30,
	2002	2001	2002	2001

Revenues from reportable segments:
Restaurants	$6,726,458	8,515,056	13,178,835	18,382,379
Franchising and other	1,499,723	1,599,996	2,976,567	3,213,478

Total revenues	$8,226,181	10,115,052	16,155,402	21,595,857

Depreciation and amortization:
Restaurants	262,111	389,817	520,717	779,633
Franchising and other	190,740	187,575	376,214	376,424

Total depreciation and amortization	$452,851	577,392	896,931	1,156,057

Interest expense:
Restaurants	123,135	135,764	247,166	286,689
Franchising and other	8,386	33,223	18,239	57,533

Total interest expense	$131,521	168,987	265,405	344,222

Interest income:
Restaurants	12,300	1,933	18,881	3,608
Franchising and other	1,749	—	2,315	—

Total interest income	$14,049	1,933	21,193	3,608

Income (loss) before income taxes:
Restaurants	(799,969)	(224,265)	(845,739)	(556,362)
Franchising and other	403,972	567,618	837,806	1,212,299
Total income (loss) before income taxes	$(395,997)	343,353	(7,933)	655,937

	June 30, 2002	June 30, 2001
Gross fixed assets:
Restaurants	12,194,898	11,220,355
Franchising and other	1,545,336	1,398,117

Total gross fixed assets	$13,740,234	12,618,472

Expenditures for fixed assets:
Restaurants	106,864	109,159
Franchising and other	7,400	21,992

Total expenditures for fixed assets	$114,264	131,151

(5)                 Closed company operated stores expense

During the quarter ended June 30, 2002, management determined that the Company would not be renewing the lease, which expires on September 30, 2002, for the five company-operated stores located in the Louisiana market.  As a result of the anticipated closing of these stores, the Company has recorded closed company-operated stores expense during the three-months ended June 30, 2002 totaling approximately $1.03 million, including an impairment charge of $870,009 relating to equipment and leasehold improvements which will have no future use, accrued repairs and maintenance expense of $126,280 and accrued rent of $30,000.

The Company filed an action in the first Judicial District Court  for the Parish of Caddo, Louisiana in October 2001, against Kenneth A. Greenway, and others as owners and lessors of five restaurant locations, requesting (1) lessors to allow a sublease according to terms of the lease; (2) payment of lease revenues due to the Company from Mr. Greenway for billboards located on three of the restaurant locations; (3) to reimburse the Company for damages incurred as a result of lessors' breach of  a warranty within the lease that the equipment was in normal operating condition with no major repairs required; and (4) to make repairs required as a result of hail damage for which lessor had collected insurance proceeds and cash payments from the Company. These cases are expected to be litigated after a final decision has been reached on Mr. Greenway's counterclaim, described as follows.

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company intends to depart when the lease expires on September 30, 2002 regardless of the outcome of the litigation.  Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002. The Company has requested a rehearing of the case to the Second Circuit, and is awaiting a decision on the rehearing.

The Company has been notified that the lessors believe that additional monies need to be spent by the Company to bring the properties to "first class condition." No action has been commenced by the lessors with respect to this allegation.

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail in a lawsuit to bring the properties up to "first class condition", those costs would be approximately offset by the Company's claims against the lessors. Management does not anticipate a material effect upon its financial condition as a result of this litigation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently operates and franchises a total of 217 restaurants located in 24 states, including 14 Company-owned and 203 franchise restaurants.  The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

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

Results of Operations

Net loss for the three and six-month periods ended June 30, 2002 was ($244,742) and ($4,963) as compared to net income of $218,353 and $403,887 for the three and six-month periods ended June 30, 2001.  The Quincy operations had a net loss of $123,067 and $164,093 for the three and six-month periods ended June 30, 2001.    The net losses incurred in 2002 are primarily attributable to recording impairment and accrued expenses, for the five company-operated stores located in Louisiana, totaling $1,026,289 for the three months ended June 30, 2002.  Without this loss on the closed restaurants, income before taxes would have been $630,292 and $1,018,356 for the three and six-month periods ended June 30, 2002, which is an increase over the prior periods in 2001.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Company-operated stores	81.8%	84.2%	81.6%	85.1%
Franchise royalties and fees	16.9	14.4	17.0	13.8
Other sales	1.3	1.4	1.4	1.1
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of Company-operated stores	54.7	59.7	55.4	60.0
Cost of franchise operations	5.8	5.4	6.2	4.7
Other cost of operations	1.0	1.1	1.1	0.8
Restaurant operating expenses	18.3	16.9	18.7	17.9
General and administrative	7.8	6.2	6.5	6.7
Depreciation and amortization	5.5	5.7	5.6	5.4
Closed Company-operated stores	12.5	0.0	6.3	0.0
Total costs and expenses	105.6	95.0	99.8	95.5

Income (loss) from operations	(5.6)	5.0	0.2	4.5

Other income (expense)	0.8	(1.6)	(0.2)	(1.5)

Income (loss) before income tax expense (benefit)	(4.8)	3.4	0.0	3.0

Income tax expense (benefit)	1.8	1.2	0.0	1.2
Net income (loss)	(3.0)%	2.2%	0.0%	1.8%

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2002	2001	2002	2001

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	14	21	17	21
Opened	—	—	—	—
Closed	—	3	—	3
Franchised	—	—	3	—
End of period	14	18	14	18
Number of Quincy-operated Restaurants:
Beginning of period	—	—	—	53
Opened	—	—	—	—
Closed	—	—	—	10
Franchised	—	—	—	43
End of period	—	—	—	0
Number of U.S. Franchised Restaurants:
Beginning of period	212	240	215	198
Opened	—	—	4	43
Closed	9	6	16	7
End of period	203	234	203	234

Revenues

Company-operated store revenues decreased $1.8 million (21.0%) to $6.7 million for the three-months ended June 30, 2002 as compared to $8.5 million for the comparable three-month period ended June 30, 2001.  Revenues for company-operated stores decreased $5.2 million (28.3%) to $13.2 million for the six-months ended June 30, 2002 as compared to $18.4 million for the comparable six-month period ended June 30, 2001. The three and six-month decrease over the prior period is primarily attributable to the consolidation of the Quincy operations in 2001, which had revenue of approximately $1.6 million for the six-months ended June 30, 2001 and the closing of under-performing company stores during 2001, and  the transfer of company operations to franchise units during the first quarter of 2002.

Franchise and other revenues decreased 6.3% to $1.5 million for the three-months ended June 30, 2002 as compared to $1.6 million for the comparable three-month period ended June 30, 2001.  Franchise and other revenues decreased 7.4% to $3.0 million for the six-month ended June 30, 2002 as compared to $3.2 million for the comparable six-month period ended June 30, 2001.  The decrease is attributable to less franchised stores in the system at June 30, 2002 as compared to June 30, 2001 and the franchising of the Quincy stores in the first quarter of 2001 which resulted in initial franchise fees of $134,000.

Costs and Expenses

Cost of Company-operated stores, consisting of food, beverage, and employee costs decreased $1.5 million (25.4%) for the three-months ended June 30, 2002 from $6.0 million in 2001 to $4.5 million in 2002 and as a percentage of total revenues from 59.7% in 2001, to 54.7% in 2002.  For the six-months ended June 30, 2002, cost of company operated stores decreased $4.0 million (30.8%) from $13.0 million in 2001 to $9.0 million in 2002 and as a percent of total revenues from 60.0% in 2001, to 55.4% in 2002.  The decrease is due to the Quincy operations during 2001 and the result of less Company stores in 2002 due to the closing of under-performing stores during 2001 and the franchising of three additional stores on February 1, 2002.  The primary reason for the decrease of these costs as a percentage of total revenues is the costs of the Quincy stores and the closing of under-performing stores, whose operating margins were significantly less than the Company's other operated restaurants.

Cost of franchise operations and other cost of operations increased as a percentage of total revenues to 6.8% and $559,000 for the three-months ended June 30, 2002 from 6.5% and $654,000 in 2001.   For the six-months ended June 30, 2002, cost of franchise operations and other cost of operations increased as a percentage of total revenues to 7.3% and $1.2 million and 5.5% and $1.2 million for the six-months ended June 30, 2001 The addition of the Quincy units did not effect these costs, but due to the increased sales did effect the percentages.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated stores, decreased $208,000  (12.2%) for the three-months ended June 30, 2002 over prior year’s comparable period.   For the six-months ended June 30, 2002 restaurant operations expense decreased $848,000 (21.9%) over the same prior period. The majority of the decrease is due to the operation of the Quincy stores in 2001 and the closing and franchising of Company-operated stores during 2001 and the first quarter of 2002.  These expenses as a percentage of total revenues increased slightly to 18.3% and 18.7% in 2002 compared to 16.9% and 17.9% in 2001 for the three and six-months ended June 30, respectively.

For the six-months ended June 30, 2002 and 2001, general and administrative expenses were comparable as a percentage of total revenue at 6.5% for 2002 and 6.7% for 2001.

Depreciation and amortization expense is $125,000 less for the three-months ended June 30, 2002 compared to 2001 and $260,000 less for the six-months ended primarily due to closings of under-performing Company-operated restaurants and retirement of their related long-lived assets and the discontinuance of goodwill amortization effective January 1, 2002.  Goodwill amortization totaled $114,000 and $228,000 for the three and six-months ended June 30, 2001.

Closed company-operated stores expense of $1.0 million for the three and six months ended June 30, 2002 is due to the impairment and accrued expenses recorded for the five locations in the Louisiana market.

Other Income (Expense)

Interest expense decreased $37,000 and $79,000 for the three and six months ended June 30, 2002 compared to 2001, due to a lower average principal outstanding balance comparing the respective periods and to lower interest rates in 2002.  Interest income fluctuates according to the levels of available and investable cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income tax expense (benefit) is directly affected by the levels of pretax income (loss).  The Company’s effective tax rate of approximately 38.2% and 37.4% percent for the three and six-months ended June 30, 2002 is comparable to the rate of 36.4% and 38.4% for the same periods in 2001.

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

Cash flows provided by operating activities was $542,000 in 2002 compared to cash used in operating activities of $1.0 million in 2001. During the first six months of 2002, depreciation and amortization of $897,000 along with impairment of property and equipment of $870,000 was offset by a decrease in accounts payable and accrued expenses of $1.3 million.  During 2001, cash flows used by operations were primarily due to a $3.9 million decrease in accounts payable and accrued expenses offset by net income of $404,000, depreciation and amortization of $1.2 million, a decrease in taxes refundable of $944,000 and a decrease in inventories totaling $469,000.  Net cash used by investing activities of $114,000 in 2002 and $131,000 in 2001, was for expenditures related to property and equipment.  Net cash provided by (used in) financing activities of ($489,000) in 2002 was primarily for repayment of long-term debt.  During 2001, the cash provided by financing activities was primarily due to an increase in notes payable of $989,000, offset by payments of long-term debt.

The Company utilizes its existing line of credit to provide additional short-term funding.  Management constantly reviews available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, management believes existing financing provides adequate funding. See, however, Item 5 for information relating to an impending effort by four dissident stockholders to remove and replace six of the current board of directors of the Company. The extent of the cost to be borne by the Company in this matter and the resultant affect upon its cash resources is not known at this time.

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

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No.146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue 94-3. a company recognized a liability for an exit cost when it committed to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not expect the adoption of SFAS No. 146 to have a significant impact on the financial position, results of operations or cash flows of the Company.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of June 30, 2002, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to interest rates.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at June 30, 2002 (dollars in thousands):

EXPECTED MATURITY DATE

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	$500	—	—	—	—	—	$500	$500
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Long-term debt
Fixed Rate	$245	$520	$538	$505	$522	$2,509	$4,839	$5,475
Average Interest Rate	9.94%	9.94%	9.94%	9.94%	9.94%	10.06%	10.00%

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company filed an action in the First Judicial District Court for the Parish of Caddo, Louisiana in October 2001, against Kenneth A. Greenway, and others as owners and lessors of five restaurant locations, requesting (1) lessors to allow a sublease according to terms of the lease; (2) payment of lease revenues due to the Company from Mr. Greenway for billboards located on three of the restaurant locations; (3) to reimburse the Company for damages incurred as a result of lessors’ breach of a warranty within the lease that the equipment was in normal operating condition with no major repairs required; and (4) to make repairs required as a result of hail damage for which lessor had collected insurance proceeds and cash payments from the Company.  These cases are expected to be litigated after a final decision has been reached on Mr. Greenway’s counterclaim, described as follows.

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company intends to depart when the lease expires on September 30, 2002 regardless of the outcome of the litigation.  Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company has requested a rehearing of the case to the Second Circuit, and is awaiting a decision on the rehearing.

The Company has been notified that the lessors believe that additional monies need to be spent by the Company to bring the properties to "first class condition".  No action has been commenced by the lessors with respect to this allegation.

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail in a lawsuit to bring the properties up to "first class condition", those costs would be approximately offset by the Company's claims against the lessors. Management does not anticipate a material effect upon its financial condition as a result of this litigation.

Item 2.    Change in Securities and Use of Proceeds – N/A

Item 3.    Defaults Upon Senior Securities – N/A

Item 4.    Submission of Matters to a Vote of Security Holders – At the Annual Meeting of the Shareholders held June 25, 2002, the following persons were elected to the Board of Directors with the following votes:

	VOTES FOR	VOTES AGAINST
J. Carson Quarles	7,198,147 shares	10,000 shares
Victor F Foti	7,198,147 shares	10,000 shares
Stan Bozeman, Jr.	7,198,147 shares	10,000 shares
Ron Stancill	7,198,147 shares	10,000 shares
J. Alan Cowart	7,198,147 shares	10,000 shares
Jones Yorke	7,198,147 shares	10,000 shares
Paul C. Schorr, III	7,198,147 shares	10,000 shares
Roger D. Sack	7,198,147 shares	10,000 shares
Titus Greene*	6,666,147 shares	542,000 shares

The amount of shares that withheld authority on the nine nominees was 2,552,408.

The amount of shares abstaining was 2,112,722.

*Mr. Titus Green resigned July 18, 2002.

Item 5.    Other Information – Dissident Group

Schedule 13D was filed with the Securities and Exchange Commission (SEC) on July 17, 2002, amended on August 6, 2002, and a preliminary Schedule 14A on August 6, 2002 by Titus Greene, Thomas M. Hontzas, Charles W. Mantooth, and G. Thomas Cliett. The group is seeking to replace six of the current board of directors. The Company is currently preparing a response for filing with the SEC.

Severance Matters

At the November 14, 2001 board of directors meeting, a resolution was adopted providing for severance payments equal to the current annual salaries for Victor F. Foti and Robyn B. Mabe in the event they are terminated following a merger or sale of the Company.

Item 6.    Exhibits and Reports on form 8-K:

(a)	Exhibits:
	3.2	Restated Bylaws of Corporation
	4.0	Captec Promissory Notes and related loan documents
	10.1	November 2001 Severance Agreement
	99.1	Officers' Certification

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Austins Steaks & Saloon, Inc.

Date: August 14, 2002	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Chief Financial Officer