Form 10-Q
period 2002-09-30
AUSTINS STEAKS & SALOON INC
filed 2002-11-14
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

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

(540) 345-3195
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of November 14, 2002, there were 12,178,800 shares of the issuer’s common stock outstanding.

AUSTINS STEAKS & SALOON, INC.

Form 10-Q Index

Nine Months Ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$407,128	$449,075
Trade accounts receivable, net of allowance for doubtful accounts of $204,313 in 2002 and $148,142 in 2001	1,145,269	1,269,549
Current installments of notes receivable	141,795	208,734
Other receivables	267,836	261,855
Inventories	180,825	224,136
Prepaid expenses	404,603	354,326
Income taxes refundable	217,579	—
Deferred income taxes	143,967	143,967
Total current assets	2,909,002	2,911,642
Notes receivable, less allowance for doubtful accounts of $40,793 in 2002 and $31,964 in 2001, excluding current installments	145,995	148,756
Property and equipment, net	6,345,730	7,825,404
Franchise royalty contracts, net of accumulated amortization of $5,515,084 in 2002 and $5,042,363 in 2001	3,939,347	4,412,068
Goodwill, net of accumulated amortization of $2,513,602 in 2002 and 2001	4,310,200	4,310,200
Favorable lease rights, net of accumulated amortization of $188,497 in 2002 and $156,320 in 2001	365,336	397,513
Financing costs, net of accumulated amortization of $67,476 in 2002 and $53,820 in 2001	122,827	136,483
Deferred income taxes	1,049,008	1,049,008
Other assets, net	268,657	276,187
	$19,456,102	$21,467,261
Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$21,372	$412,166
Credit line note payable to bank	463,505	389,105
Current installments of long-term debt	491,231	506,919
Accounts payable	1,411,390	2,628,371
Income taxes payable	—	40,383
Accrued expenses and other	1,617,172	1,113,362
Total current liabilities	4,004,670	5,090,306
Long-term debt, excluding current installments	4,237,124	4,594,468
Total liabilities	8,241,794	9,684,774
Stockholders’ equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,178,800 shares in 2002 and 2001	121,788	121,788
Additional paid-in capital	8,699,173	8,699,173
Retained earnings	2,393,347	2,961,526
Total stockholders’ equity	11,214,308	11,782,487
Commitments and contingencies
	$19,456,102	$21,467,261

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues:
Company-operated stores	$5,870,739	$8,089,136	$19,049,574	$26,471,515
Franchise operations	1,311,763	1,407,957	4,060,462	4,376,498
Other	117,351	116,313	345,219	361,250
Total revenues	7,299,853	9,613,406	23,455,255	31,209,263
Costs and expenses:
Cost of company-operated stores	4,043,666	5,573,122	13,001,003	18,524,549
Cost of franchise operations	490,308	600,874	1,487,939	1,614,227
Other cost of operations	86,679	83,755	255,764	267,080
Restaurant operating expenses	1,416,167	1,772,044	4,442,313	5,646,225
General and administrative	905,935	701,726	1,951,490	2,138,129
Depreciation and amortization	411,246	589,554	1,308,177	1,745,611
Closed company-operated stores	568,997	—	1,595,286	—
Total costs and expenses	7,922,998	9,321,075	24,041,972	29,935,821
Income (loss) from operations	(623,145)	292,331	(586,717)	1,273,442
Other income (expense):
Interest expense	(123,500)	(154,229)	(388,905)	(498,451)
Interest income	7,112	11,366	28,305	14,974
Other	125,569	107,631	325,420	123,071
	9,181	(35,232)	(35,180)	(360,406)
Income (loss) before income tax expense (benefit)	(613,964)	257,099	(621,897)	913,036
Income tax expense (benefit)	(233,430)	125,760	(236,400)	377,810
Net income (loss)	$(380,534)	$131,339	$(385,497)	$535,226
Earnings (loss) per share:
Basic	(.03)	.01	(.03)	.04
Diluted	(.03)	.01	(.03)	.04

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2002

(Unaudited)

			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Dollars			Total

Balances, December 31, 2001	12,178,800	$121,788	$8,699,173	$2,961,526	$11,782,487

Net Loss	—	—	—	(385,497)	(385,497)

Dividends paid ($0.015 per share)	—	—	—	(182,682)	(182,682)

Balances, September 30, 2002	12,178,800	$121,788	$8,699,173	$2,393,347	$11,214,308

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	September
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(385,497)	$535,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	789,623	844,080
Amortization of franchise royalty contracts, goodwill and other assets	518,554	901,531
Loss on disposal of fixed assets	—	561
Impairment of property and equipment	826,286	—
Closed company-operated stores expense accrual	500,000	—
Provision for bad debts	65,000	70,172
(Increase) decrease in:
Trade accounts receivable	68,109	(324,554)
Notes receivable	60,871	139,252
Other receivables	(5,981)	219,700
Inventories	43,311	513,439
Prepaid expenses	(50,277)	(91,045)
Other assets	7,530	138,911
Income taxes refundable/payable	(257,962)	943,661
Increase (decrease) in:
Accounts payable	(1,216,981)	(2,277,103)
Accrued expenses	186,492	(1,899,058)
Net cash provided by (used in) operating activities	1,149,078	(285,227)
Cash flows from investing activities:
Additions to property and equipment	(136,235)	(322,459)
Proceeds from fixed asset sales	—	11,000
Net cash used in investing activities	(136,235)	(311,459)
Cash flows from financing activities:
Net decrease in bank overdraft	(390,794)	(239,155)
Net increase in credit line note payable	74,400	5,769
Net increase in notes payable	0	920,832
Payments on long-term debt	(373,032)	(1,339,643)
Payments of dividends on common stock	(365,364)	—
Net cash used in financing activities	(1,054,790)	(652,197)
Net decrease in cash and cash equivalents	(41,947)	(1,248,883)
Cash and cash equivalents at beginning of period	449,075	1,467,985
Cash and cash equivalents at end of period	$407,128	$219,102

AUSTINS STEAKS & SALOON, INC.

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(Unaudited)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Austins Steaks & Saloon, Inc. (“Austins” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year.  The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)                                 Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer systematically amortized but, instead, are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company performed transitional impairment tests on its goodwill. The previous method for determining impairment prescribed by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. Goodwill exists on one of the Company’s two reporting units, which also are the Company’s reportable segments. Goodwill was tested for impairment at the level of reporting unit. Based on the results of the transitional impairment tests, the fair value of the reporting unit supports the goodwill.  The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

The following table reconciles the reported net income and earnings per share before accounting change to that which would have resulted for the nine months-ended September 30, 2001 if SFAS No. 142 had been adopted effective January 1, 2001:

Reported net income	$535,226
Goodwill amortization, net of tax	237,822
Adjusted earnings	$773,048
Basic and diluted earnings per share:

Reported net earnings	$0.04
Goodwill amortization, net of tax	0.02
Adjusted net earnings per share	$0.06

Intangible assets other than goodwill at September 30, 2002 and December 31, 2001 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of September 30, 2002

Intangible assets subject to amortization:

Franchise royalty contracts	$9,454,431	$5,515,084	$3,939,347
Favorable lease rights	553,833	188,497	365,336
Total	$10,008,264	$5,703,581	$4,304,681

As of December 31, 2001

Intangible assets subject to amortization:

Franchise royalty contracts	$9,454,431	$5,042,363	$4,412,068
Favorable lease rights	553,833	156,320	397,513
Total	$10,008,264	$5,198,683	$4,809,581

In accordance with SFAS No. 142, amortization expense for the nine-month period ended September 30, 2002 was $504,898 Estimated amortization expense for each of the years ended December 31 is as follows:

Year	Amount
2002	$673,200
2003	673,200
2004	673,200
2005	673,200
2006	673,200

The changes in the net carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2002 are as follows:

Segment	Goodwill at January 1, 2002	Impairment losses	Goodwill at September 30, 2002

Company-operated stores	$4,310,200	$—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	$—	$4,310,200

The changes in the net carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2001 are as follows:

Segment	Goodwill at January 1, 2001	Amortization	Goodwill at September 30, 2001

Company-operated stores	$4,765,121	341,191	$4,423,930
Franchise operations	—	—	—
Total	$4,765,121	$341,191	$4,423,930

(3)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for shares of common stock were not included in computing diluted earnings per share for the three and nine-month periods ended September 30, 2002 and 2001 because these effects are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Loss) (Numerator )	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three-months ended September 30, 2002

Net loss - basic and diluted	$(380,534)	12,178,800	$(0.03)

Three-months ended September 30, 2001

Net income – basic and diluted	$131,339	12,178,800	$0.01
	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount

Nine-months ended September 30, 2002

Net loss - basic and diluted	$(385,497)	12,178,800	$(0.03)

Nine-months ended September 30, 2001

Net income – basic and diluted	$535,226	12,146,196	$0.04

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through September 30, 2002, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months Ended September 30,		Nine-months Ended September 30,
	2002	2001	2002	2001
Revenues from reportable segments:
Restaurants	$5,870,739	8,089,136	19,049,574	26,471,515
Franchising and other	1,429,114	1,524,270	4,405,681	4,737,748

Total revenues	$7,299,853	9,613,406	23,455,255	31,209,263

Depreciation and amortization:
Restaurants	225,231	395,839	745,948	1,175,472
Franchising and other	186,015	193,715	562,229	570,139

Total depreciation and amortization	$411,246	589,554	1,308,177	1,745,611

Interest expense:
Restaurants	118,280	133,739	365,446	420,428
Franchising and other	5,220	20,490	23,459	78,023

Total interest expense	$123,500	154,229	388,905	498,451

Interest income:
Restaurants	6,942	11,366	25,823	11,195
Franchising and other	170	—	2,482	3,779

Total interest income	$7,112	11,366	28,305	14,974

Income (loss) before income taxes:
Restaurants	(732,648)	36,848	(1,580,387)	(519,514)
Franchising and other	118,684	220,251	958,490	1,432,550
Total income (loss) before income taxes	$(613,964)	257,099	(621,897)	913,036

	September 30, 2002	September 30 2001

Gross fixed assets:
Restaurants	12,341,111	11,394,028
Franchising and other	1,565,347	1,408,862

Total gross fixed assets	$13,906,458	12,802,890

Expenditures for fixed assets:
Restaurants	116,224	298,656
Franchising and other	20,011	23,803

Total expenditures for fixed assets	$136,235	322,459

(5)         Closed company operated stores expense

In regards to certain locations in Omaha, Nebraska, during October 2002, the Company entered into a purchase agreement for three Company-operated stores that the Company considered to be under-performing Company stores and one franchised location.  Also, one additional location remaining in Omaha was closed in October, 2002.  As a result of these transactions the Company accrued closed company-operated stores expense of $500,000 during the third quarter ended September 30, 2002.

During the quarter ended June 30, 2002, management determined that the Company would not be renewing the lease, which expired on September 30, 2002, for the five company-operated stores located in the Louisiana market.  As a result of the anticipated closing of these stores, the Company  recorded closed company-operated stores expense during the three-months ended June 30, 2002 totaling approximately $1.03 million, including an impairment charge of $821,000 relating to equipment and leasehold improvements which will have no future use, accrued repairs and maintenance expense of $175,000 and accrued rent of $30,000.  An additional $69,000 was recorded during the three months ended September 30, 2002 for closing costs totaling $1.1 million of closed company-operated stores expense in Louisiana for the nine months ended September 30, 2002.

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

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company departed when the lease expired on September 30, 2002.  Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company has retained new legal counsel and has filed a writ with the Louisiana Supreme Court.

The Company had previously been notified that the lessors believe that additional monies needed to be spent by the Company to bring the properties to “first class condition.”  No action has been commenced by the lessors with respect to this allegation.  Management believes the Company completed the necessary repairs before departing the properties.

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail in a lawsuit to bring the properties up to “first class condition”, those costs would be approximately offset by the Company’s claims against the lessors.  Management does not anticipate a material effect upon its financial condition as a result of this litigation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operated and franchised a total of 203 restaurants located in 24 states, including 11 Company-owned and 192 franchise restaurants as of September 30, 2002.  The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.  Four additional Company operated restaurants were sold or closed after September 30, 2002.

A group of shareholders, namely Titus Greene, Thomas M. Hontzas, Charles W. Mantooth, and G. Thomas Cliett filed a Schedule 13D with the Securities and Exchange Commission (SEC) on July 17, 2002, amended on August 6, 2002.  The group was seeking to replace six of the current board of directors.  After several SEC filings by the Company and the dissident group, a settlement agreement was reached by the parties on September 27, 2002.  Details of the settlement are found in the 8-K filing with the SEC on September 27, 2002.  The Company has expensed a total of $453,000 for the three and nine-months ended September 30, 2002, which includes legal fees of approximately $287,000, public relations and SEC filing fees of approximately $60,000, and board of director fees related to the dissident matter of approximately $106,000.

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

Results of Operations

Net loss for the three and nine-month periods ended September 30, 2002 was ($380,534) and ($385,497) as compared to net income of $131,339 and $535,226 for the three and nine-month periods ended September 30, 2001.  The Quincy operations had a net loss of approximately ($165,000) for the nine-month period ended September 30, 2001.   The net losses incurred in 2002 are attributable to the following: recording impairment and accrued expense, for the five company-operated stores located in Louisiana, totaling $69,000 and $1,095,000 for the three and nine months ended September 30, 2002; recording of impairment and accrued expenses on the five Austins locations totaling $500,000 for the three and nine months ended September 30, 2002; and expenses related to the dissident group of four shareholders seeking to replace six of the Company’s board of directors of $287,000 of legal expenses, $60,000 of public relations and SEC filing expenses and $106,000 of director fee expenses totaling approximately $453,000 for the three and nine months ended September 30, 2002.  Without these expenses, income before taxes would have been approximately $408,000 and $1,426,000 for the three and nine-month periods ended September 30, 2002, which is a significant increase over the comparable periods in 2001.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Company-operated stores	80.4%	84.1%	81.2%	84.8%
Franchise royalties and fees	18.0	14.6	17.3	14.0
Other sales	1.6	1.3	1.5	1.2
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of Company-operated stores	55.4	58.0	55.4	59.3
Cost of franchise operations	6.7	6.3	6.4	5.2
Other cost of operations	1.2	0.9	1.1	0.9
Restaurant operating expenses	19.4	18.4	18.9	18.1
General and administrative	12.4	7.3	8.3	6.9
Depreciation and amortization	5.6	6.1	5.6	5.5
Closed Company-operated stores	7.8	—	6.8	—
Total costs and expenses	108.5	97.0	102.5	95.9

Income (loss) from operations	(8.5)	3.0	(2.5)	4.1

Other income (expense)	0.1	(0.4)	(0.1)	(1.2)

Income (loss) before income tax expense (benefit)	(8.4)	2.6	(2.6)	2.9

Income tax expense (benefit)	(3.2)	1.3	(1.0)	1.2
Net income (loss)	(5.2)%	1.3%	(1.6)%	1.7%

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2002	2001	2002	2001

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	14	18	17	23
Opened	—	—	—	—
Closed	3	—	3	5
Franchised	—	—	3	—
End of period	11	18	11	18
Number of Quincy-operated Restaurants:
Beginning of period	—	—	—	53
Opened	—	—	—	—
Closed	—	—	—	10
Franchised	—	—	—	43
End of period	—	—	—	0
Number of U.S. Franchised Restaurants:
Beginning of period	203	234	215	198
Opened	1	—	2	45
Closed	12	10	28	19
Franchised	—	—	3	—
End of period	192	224	192	224

Revenues

Company-operated store revenues decreased $2.2 million (27.4%) to $5.9 million for the three-months ended September 30, 2002 as compared to $8.1 million for the comparable three-month period ended September 30, 2001.  Revenues for company-operated stores decreased $7.4 million (28.0%) to $19.1 million for the nine-months ended September 30, 2002 as compared to $26.5 million for the comparable nine-month period ended September 30, 2001. The three and nine-month decrease over the prior period is primarily attributable to the consolidation of the Quincy operations in 2001, which had revenue of approximately $1.6 million for the three months and nine-months ended September 30, 2001 and the closing of under-performing company stores during late 2001 and 2002, and the transfer of certain company operations to franchise units during the first quarter of 2002.

Franchise and other revenues decreased 6.2% to $1.4 million for the three-months ended September 30, 2002 as compared to $1.5 million for the comparable three-month period ended September 30, 2001.  Franchise and other revenues decreased 7.0% to $4.4 million for the nine-month ended September 30, 2002 as compared to $4.7 million for the comparable nine-month period ended September 30, 2001.  The decrease is attributable to less franchised stores in the system at September 30, 2002 as compared to September 30, 2001 and the franchising of the Quincy stores in the first quarter of 2001 which resulted in initial franchise fees of approximately $134,000.

Costs and Expenses

Cost of Company-operated stores, consisting of food, beverage, and employee costs decreased $1.5 million (27.4%) for the three-months ended September 30, 2002 from $5.6 million in 2001 to $4.1 million in 2002 and as a percentage of total revenues from 58.0% in 2001, to 55.4% in 2002.  For the nine-months ended September 30, 2002, cost of company operated stores decreased $5.5 million (29.8%) from $18.5 million in 2001 to $13.0 million in 2002 and as a percent of total revenues from 59.3% in 2001, to 55.4% in 2002.  The decrease is due to the Quincy operations in existence during 2001 and the result of less Company stores in 2002 due to the closing of under-performing stores during late 2001 and 2002 and the franchising of three stores during the first quarter of 2002.  The primary reason for the decrease of these costs as a percentage of total revenues is the costs of the Quincy stores and the closing of under-performing stores, whose operating margins were significantly less than the Company’s other operated restaurants.

Cost of franchise operations and other cost of operations as a percentage of total revenues was 7.9% and $577,000 for the three-months ended September 30, 2002 compared to 7.2% and $685,000 in 2001.   For the nine-months ended September 30, 2002, cost of franchise operations and other cost of operations as a percentage of total revenues was 7.5% and $1.7 million and 6.1% and $1.9 million for the nine-months ended September 30, 2001. The addition of the Quincy units did not affect these costs, but the increased sales did effect the percentages.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated stores, decreased $356,000  (20.1%) for the three-months ended September 30, 2002 over prior year’s comparable period.   For the nine-months ended September 30, 2002 restaurant operating expenses decreased $1.2 million (21.3%) over the same prior period. The majority of the decrease is due to the operation of the Quincy stores in 2001 and the closing and franchising of Company-operated stores during late 2001 and 2002, and the first quarter of 2002.  These expenses as a percentage of total revenues increased slightly to 19.4% and 18.9% in 2002 compared to 18.4% and 18.1% in 2001 for the three and nine-months, respectively.

For the three and nine-months ended September 30, 2002 and 2001, general and administrative expenses as a percentage of total revenue was 12.4% and 8.3% for 2002 and 7.3% and 6.9% for 2001. The increases are primarily due to the expenses associated with the dissident shareholder matter totaling $453,000 for the three and nine-months ended September 30, 2002

Depreciation and amortization expense was $178,000 less for the three-months ended September 30, 2002 compared to 2001 and $437,000 less for the nine-month period primarily due to the closings of under-performing Company-operated restaurants and retirement of their related long-lived assets and the discontinuance of goodwill amortization effective January 1, 2002.  Goodwill amortization totaled $118,000 and $341,000 for the three and nine-months ended September 30, 2001.

Closed company-operated stores expense of $569,000 and $1.6 million for the three and nine months ended September 30, 2002 is due to the impairment and accrued expenses recorded for the five locations in the Louisiana market and four locations run as Austins Steak & Saloon in Omaha, Nebraska and one location in Scottsdale, Arizona.

Other Income (Expense)

Interest expense decreased $31,000 and $110,000 for the three and nine months ended September 30, 2002 compared to 2001, due to a lower average principal outstanding balance comparing the respective periods and to lower interest rates in 2002.  Interest income fluctuates according to the levels of available and investable cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income tax expense (benefit) is directly affected by the levels of pretax income (loss).  The Company’s effective tax rate was approximately 38.0% for the three and nine-months ended September 30, 2002.

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

Cash flows provided by operating activities was $1,149,000 in 2002 compared to cash used in operating activities of $285,000 in 2001. During the first nine months of 2002, depreciation and amortization of $1,308,000 along with impairment of property and equipment of $826,000 was offset by a decrease in accounts payable of $1.2 million.  During 2001, cash flows used by operations were primarily due to a $4.1 million decrease in accounts payable and accrued expenses offset by net income of $535,000, depreciation and amortization of $1.7 million, a decrease in taxes refundable of $944,000 and a decrease in inventories totaling $513,000.  Net cash used by investing activities of $136,000 in 2002 and $311,000 in 2001, was primarily for expenditures related to property and equipment.  Net cash used in financing activities of $1.1 million in 2002 was primarily for repayment of long-term debt and the payment of two cash dividend to shareholders during 2002 totaling $365,000 which included a dividend that was declared in 2001.  During 2001, the cash used in financing activities was primarily due to payments of long-term debt offset by the issuance of notes payable of $920,000.

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

Franchise Royalty Contracts

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contract balance over their remaining life can be recovered through future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Impact of Inflation

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company’s operations.  Over the past few years, inflation has had a lesser impact on the Company’s operations due to the lower rates of inflation in the nation’s economy and economic conditions in the Company’s market areas.

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

Impact of Recently Issued Accounting Standards

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer systematically amortized but, instead, are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value.  The Company performed transitional impairment tests on its goodwill.  The previous method for determining impairment prescribed by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach.  Goodwill exists on one of the Company’s two reporting units, which also are the Company’s reportable segments.  Goodwill was tested for impairment at the level of reporting unit.  Based on the results of the transitional impairment tests, the fair value of the reporting unit supports the goodwill.  The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill.  There can be no assurance that future impairment tests will not result in a charge to earnings.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of September 30, 2002, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to interest rates.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at September 30, 2002 (dollars in thousands):

EXPECTED MATURITY DATE

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	$464	—	—	—	—	—	$464	$464
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Long-term debt
Fixed Rate	$137	$520	$538	$505	$522	$2,506	$4,728	$5,344
Average Interest Rate	9.97%	9.95%	9.94%	9.94%	9.94%	10.06%	10.00%

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer.  Based upon that evaluation, the President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Mr. Greenery filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company planned and departed when the lease expired on September 30, 2002.  Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company has retained new legal counsel and has filed a writ with the Louisiana Supreme Court.

The Company had previously been notified that the lessors believe that additional monies needed to be spent by the Company to bring the properties to “first class condition.”  No action has been commenced by the lessors with respect to this allegation.  Management believes the Company completed the necessary repairs before departing the properties.

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail in a lawsuit to bring the properties up to “first class condition”, those costs would be approximately offset by the Company’s claims against the lessors.  Management does not anticipate a material effect upon its financial condition as a result of this litigation.

Item 2.    Change in Securities and Use of Proceeds — N/A

Item 3.    Defaults Upon Senior Securities — N/A

Item 4.  Submission of Matters to a Vote of Security Holders — N/A

Item 5.    Other Information —

Dissident Group of  Shareholders

A group of shareholders, namely Titus Greene, Thomas M. Hontzas, Charles W. Mantooth, and G. Thomas Cliett filed a Schedule 13D with the Securities and Exchange Commission (SEC) on July 17, 2002, amended on August 6, 2002.  The group was seeking to replace six of the current board of directors.  After several SEC filings by the Company and the dissident group, a settlement agreement was reached by the parties on September 27, 2002.  Details of the settlement are found in the 8-K filing with the SEC on September 27, 2002.  The Company has expensed a total of $453,000 for the three and nine-months ended September 30, 2002, which includes legal fees of approximately $287,000, public relations and SEC filing fees of approximately $60,000, and board of director fees related to the dissident matter of approximately $106,000.

Related Party Transactions

Directors Foti, Bozeman, Cowart, Proffitt, Hontzas and Vezertzis, collectively own franchises with respect to eighteen restaurants.  The franchises were granted on the same terms and conditions as franchises to non-affiliated persons and these gentlemen paid the same royalty, advertising and other costs as any other non-affiliated franchisee.

The Company leases chartered air service for corporate usage from time to time for an airplane owned by the President of the Company.  Charges are made on an hourly rate approximately 80% of the competitive rate for chartered air service available for non-affiliated vendors.  The Company paid $23,000 and $65,000 directly to the chartered air service for the three and nine-month periods ended September 30, 2002, and $31,000 and $63,000 for the three and nine-month periods ended September 30, 2001.

The Company leases its headquarters office space from an entity in which two of Mr. Foti’s adult children collectively own a 50% interest.  The rental rate was $3,750 per month through September, 2001 and increased to $6,540 per month in October, 2001 when an addition to the building was leased to the Company.  The lease was approved by the Compensation Committee of the Board and the per square foot rental rate is deemed to be comparable and competitive with similar space in Roanoke.

The Board of Directors has a policy that all transactions with its Officers, Directors, employees and affiliates of the Company will be approved by a majority of disinterested Directors of the Company or a special committee of the Board of Directors consisting of disinterested persons, and will be on terms no less favorable to the Company that such Directors or committee believe would be available from unrelated third parties.

Item 6.  Exhibits and Reports on Form 8-K —

a) Exhibits:
3.1	Certificate of Incorporation, as amended, January 4, 1996.

99.1	Officers’ Certification pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

b) Reports on Form 8-K

1.0	September 27, 2002, Item 5. Settlement with Dissident Group of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Austins Steaks & Saloon, Inc.

Date: November 14, 2002	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Chief Financial Officer

OFFICERS’ CERTIFICATION

I  Robyn B. Mabe, Vice President and Chief Financial Officer certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Austins Steaks & Saloon, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe Vice President and Chief Financial Officer

OFFICERS’ CERTIFICATION

I Victor F. Foti, President and Chief Executive Officer certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Austins Steaks & Saloon, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

	By:	/s/ Victor F. Foti
Victor F. Foti President and Chief Executive Officer