Form 10-K
period 2002-12-31
AUSTINS STEAKS & SALOON INC
filed 2003-03-31
CIK 930686

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-25366

AUSTINS STEAKS & SALOON, INC.

(Name of small business issuer in its charter)

Delaware	86-0723400
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

317 Kimball Avenue, N.E.
Roanoke, Virginia 24016
(Address of principal executive offices)(Zip Code)

(540) 345-3195
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     ☒ No   ☐

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes  ☐ No   ☒

The aggregate market value of the common shares held by non-affiliates (without admitting any person whose shares are not included in determining such value is an affiliate) was $6,332,976 based upon the closing price of these shares as reported by the OTC Nasdaq National Market on June 30, 2002.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 21, 2003 there were 12,150,099 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement expected to be filed on or before April 30, 2003 is hereby incorporated by reference to information required by Part III, Items 10-13.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Austins Steaks & Saloon, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

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

General

As the Austins Steaks & Saloon, Inc., we operate and/or franchise the Austins Steaks & Saloon, WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet, Quincy Steakhouses and Market Street Buffet and Bakery concepts.  As of December 31, 2002, we operate:

•                                          7              Great American Steak & Buffet restaurants;

In addition, approximately 118 franchisees operated 186 WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak and Buffet, Quincy Steakhouses and Market Street Buffet and Bakery restaurants.

During June 2000, we negotiated a short-term lease agreement with Franchise Finance Corporation of America (FFCA).  The lease agreement with FFCA was entered into by WesterN SizzliN Stores of Virginia (WSSVA), an entity which was formed for the sole purpose of entering into this agreement.  Under the short-term lease agreement, we leased and operated 97 Quincy Steakhouses, owned by FFCA.  The restaurants’ operating results, including all revenues and expenses, were included in our consolidated financial statements for the year ended December 31, 2000.  In December 2000, we closed 44 of the restaurants.  Of the 53 restaurants which remained open at December 31, 2000, 43 restaurants were franchised in 2001 and the remaining 10 restaurants were closed during the first quarter of 2001.  At December 31, 2002, 15 of these restaurants remain franchised.

Our restaurants are currently located in the states of Alabama, Arkansas, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia.

We are actively engaged in expansion and are looking to expand the franchise system in 2003 and beyond.

Operating Strategy

We have always set guest satisfaction as our first priority. Currently, we operate under the following trade name concepts:

•                                          WesterN SizzliN Steak & More

•                                          WesterN SizzliN Wood Grill

•                                          Market Street Buffet and Bakery

•              Great American Steak & Buffet Company

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

•                                          Menu Selection:

Our restaurants emphasize two traditional American style offerings:

•                                          The first is the traditional family style steakhouse, which became popular during the 1960’s. Since that time, the primary red meat offering has grown extensively and now includes a vast array of chicken, pork, seafood and many other protein dishes.

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

•                                          Price/Value Relationship:

We are committed to providing our guests with excellent price to value alternatives in the full-service casual dining restaurant sector and traditional steak and buffet restaurants. At our restaurants, the guests are provided with a choice of many different entree offerings and they can also choose to enjoy our “all-you-care-to-eat” unlimited food or buffet bar offerings. We believe the perceived price value is excellent, with lunch ranging between $5.00 and $9.75 and dinner ranging between $7.00 and $15.50. Additionally, our restaurants normally offer special reduced prices for senior citizens and children under 12 and other special promotions from time to time.

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

The General Manager of a restaurant has responsibility for the day-to-day operation of a restaurant and acts independently to maximize restaurant performance, and follows company-established management policies. The General Manager makes personnel decisions and determines orders for produce and dairy products, as well as, centrally contracted food items and other supplies. Our management compensation program includes “bonuses” based on restaurant sales growth and operational profit performance.

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

Franchise Operations

In addition to operating company-owned restaurants, the Company currently franchises others to operate restaurants. The Company currently has approximately 118 franchisees operating 186 WesterN SizzliN, WesterN SizzliN Wood Grill, Market Street Buffet and Bakery and Great American Steak & Buffet restaurants in 22 states.

Our standard franchise agreement has a 20-year term, with one ten-year renewal option. It generally provides for a one-time payment to us of an initial franchise fee and a continuing royalty fee based on gross sales. We collect weekly and monthly sales reports from our franchisees as well as periodic and annual financial statements.

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

We may terminate a franchise agreement for a number of reasons, including a franchisee’s failure to pay royalty fees when due, failure to comply with applicable laws, or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit our ability to terminate or refuse to renew a franchise. A franchisee may terminate a franchise agreement and continue to operate the restaurant as a competitive concept by paying liquidated damages to us. We do not anticipate that the termination of any single franchise agreement would have a materially adverse effect on our operations. Termination by a multiple-unit franchisee of several franchise agreements for various locations could, however, have a materially adverse effect on our operations.

Our franchise agreement contains provisions that prohibit franchisees from disclosing proprietary information about our restaurant operating system. Our standard franchise agreement also contains non-competition provisions that, for the duration of the agreement and for one or two years following termination, prohibit a franchisee from directly or indirectly competing with us or soliciting employees to leave us. There is no assurance that these contractual provisions will effectively prevent the appropriation by franchisees of business opportunities and proprietary information. More discussion is contained in the caption “Government Regulation.”

Marketing and Promotion

Marketing and operations work hand-in-hand for all of our company concepts where a shared mutual vision provides value to the guest through hard work, quality and high standards. We know that communication plays a strong role in the fulfillment of our goals.

The Advertising Development and Research Fund (ADRF), financed through vendor support and member dues, is our franchisee controlled graphic art design/marketing agency.

ADRF creates, designs and produces each marketing campaign for the Company and our franchisees. Production includes several major marketing campaigns annually in addition to menus, table tents, posters, indoor and outdoor signage, gift certificates and other marketing tools.

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

Trademarks

We believe our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. Following are marks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office: “WesterN SizzliN”, “WesterN SizzliN Steak House”, “WesterN”, “SizzliN”, “WesterN SizzliN Cow”, “WesterN SizzliN Steak & More”, “WesterN SizzliN County Fair Buffet and Bakery”, “Flamekist”, “Marshall”, “Gun Smoke”, “Six Shooter”, “Big Tex”, “Dude”, “Trailblazer”, “Ranger”, “Cheyenne”, “Colt 45”, “Cookin’ What America Loves Best”, “Great American Steak and Buffet Company”, “WesterN SizzliN Wood Grill and Buffet”, “WesterN SizzliN Wood Grill” and “Austins”.

Employees

As of December 31, 2002, the Company employed approximately 450 persons, of whom approximately 400 were restaurant employees, 28 were restaurant management and supervisory personnel, and 22 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis.  None of the Company’s employees is covered by a collective bargaining agreement and the company considers its employee relations to be good.

Item 2.  Description of Properties

At December 31, 2002, the Company’s seven (7) currently operating restaurants are located in leased space ranging from 5,200 square feet to 10,000 square feet.  Leases are negotiated with initial terms of five to twenty years, with multiple renewal options.  All of the Company’s leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels.  Generally, the leases are net leases which require the company to pay the costs of insurance, taxes, and a pro rata portion of lessors’ common area costs.

The Company owns one restaurant location in Lawrenceville, Georgia which is not currently operating and is held for sale.  In addition, the Company owns a parcel of undeveloped land in Rio Rancho, New Mexico which is currently held for sale.

See discussion contained in Item 7 under “Operating Leases”, regarding certain lease properties with FFCA.

The Company currently leases its executive office, approximately 10,550 square feet, which is located at 317 Kimball Avenue, NE, Roanoke, Virginia, 24016.  The Company believes that there is sufficient office space available at favorable leasing terms in the Roanoke, Virginia area to satisfy the additional needs of the Company that may result from any future expansion.

Item 3.  Legal Proceedings

The Company filed an action in the First Judicial District Court for the Parish of Caddo, Louisiana in October 2001, against Kenneth A. Greenway, and others as owners and lessors of five restaurant locations requesting, (1) lessors to allow a sublease according to terms of the lease; (2) payment of lease revenues due to the Company from Mr. Greenway for billboards located on three of the restaurant locations; (3) to reimburse the Company for damages incurred as a result of lessors’ breach of a warranty within the lease that the equipment was in normal operating condition with no major repairs required; and (4) to make repairs required as a result of hail damage for which lessor has collected insurance proceeds and cash payments from the Company.

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company departed when the lease expired on September 30, 2002.  Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company filed a writ with the Louisiana Supreme Court, which was rejected.

The Company had previously been notified that the lessors believe that additional monies needed to be spent by the Company to bring the properties to “first class condition”, and action has been commenced by the lessors with respect to this allegation.  Management believes the Company completed the necessary repairs before departing the properties.

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail in a lawsuit to bring the properties up to “first class condition”, those costs would be approximately offset by the Company’s claims against lessors.  Management does not anticipate a material effect upon its financial condition, results of operations or liquidity as a result of this litigation.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded on the Bulletin Board Section of NASDAQ under the symbol “STAK.”  The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on the Bulletin Board Section of NASDAQ:

Fiscal Years Ended December 31, 2002 and 2001	High	Low

First Quarter 2002	$0.63	$0.35
Second Quarter 2002	$0.52	$0.32
Third Quarter 2002	$0.65	$0.57
Fourth Quarter 2002	$0.75	$0.52
First Quarter 2001	$0.59	$0.38
Second Quarter 2001	$0.61	$0.53
Third Quarter 2001	$0.53	$0.46
Fourth Quarter 2001	$0.45	$0.40

As of March 21, 2003 there were approximately 150 stockholders of record.

The Board of Directors declared a cash dividend of $0.015 per share at the end of 2001.  The payment date was January 15, 2002.  The Board also declared a cash dividend of $0.015 per share on June 24, 2002 with a payment date of August 15, 2002.

Item 6.    Selected Financial Data

Effective July 1, 1999, Austins Steaks & Saloon, Inc. (“Austins”), merged with The WesterN SizzliN Corporation (“WesterN SizzliN”), a Tennessee corporation, located in Roanoke, Virginia.  The assets and business of WesterN SizzliN are now owned by a wholly owned subsidiary of Austins, The WesterN SizzliN Corporation, a Delaware corporation.

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

Pursuant to the merger, each share of WesterN SizzliN common and Series B convertible preferred stock (4,339,000 and 874,375 shares, respectively) were converted into two shares of Austins’ common stock.  Also effective with the merger, each WesterN SizzliN common stock warrant (371,250 warrants) was converted into two shares of Austins’ common stock.

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

The following selected historical consolidated financial information for each of the years ended December 31, 1998 through 2002 has been derived from the Company’s consolidated financial statements, and represent the historical consolidated financial information of the WesterN SizzliN Corporation prior to the date of the merger and the combined company subsequent to the July 1, 1999 merger date.   For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the Company, included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes included herein.

	Years Ended December 31
	2002	2001	2000(3)	1999(2)	1998(1)

Statement of Operations Data:
Total revenues	$28,507	$39,443	$87,870	$42,526	$37,094
Operating income (loss)	(1,680)	1,089	(1,625)	2,105	2,487
Income (loss) before extraordinary item	(1,052)	226	(1,426)	153	1,169
Extraordinary loss, net of income tax benefit(1)	—	—	—	—	(52)
Net income (loss)	(1,052)	226	(1,426)	153	1,117
Basic and diluted earnings (loss), before extraordinary item, per share	$(0.09)	$0.02	$(0.12)	$0.01	$0.13
Basic and diluted extraordinary loss, net of income tax benefit, per share	—	—	—	—	(0.01)
Basic and diluted earnings (loss) per share	$(0.09)	0.02	(0.12)	0.01	0.12
Shares used in computing diluted earnings per share	12,165	12,154	12,096	10,495	9,171
Balance Sheet Data:
Working capital deficit	$(1,180)	$(2,179)	$(3,788)	$(3,976)	$(2,784)
Total assets	18,039	21,467	25,922	25,543	21,294
Obligations under capital lease, excluding current maturities		—	—	44	82
Long-term debt, excluding current maturities	4,075	4,594	5,074	5,576	5,916
Stockholders’ equity	10,522	11,782	11,664	10,495	9,805
Other Financial Data:
Dividends	183	183	—	—	—

(1)                                  On March 31, 1998, WesterN SizzliN completed financing agreements to replace certain notes payable to stockholders, term notes, promissory notes, and notes payable to banks. The refinancing resulted in a loss of $83,140 before income tax benefit, which included write-offs of $74,476 of unamortized discounts and $8,664 in deferred financing costs.

(2)                                  Effective July 1, 1999 the Company acquired six (6) restaurants through a reverse merger acquisition.  The transaction was accounted for using the purchase method of accounting.  Accordingly, the selected historical consolidated financial information includes the net assets and results of the operations from these six (6) restaurants from the date of acquisition.

(3)                                  Effective June 8, 2000, the Company entered into a lease agreement with a financing company to operate 97 Quincy Steakhouses.  The 2000 selected historical consolidated financial information includes the results of operations of these restaurants from the date of the lease agreement.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty.  Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.  The important factors that could cause actual results to differ materially from those in the forward-looking statements below (“Cautionary Statements”) include the Company’s degree of financial leverage, the risk factors set forth below in this document as well as other risk referenced from time to time in the Company’s filings with the SEC.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.  The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Austins Steaks & Saloon, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

Income Statement Data:	Years Ended December 31
	2002	2001	2000

Revenues:
Restaurant sales	79.9	84.3	93.0
Franchise royalties and fees	18.4	14.5	6.4
Other	1.7	1.2	0.6
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of company-operated restaurants	54.9	58.7	72.3
Cost of franchise operations	6.6	5.1	2.3
Other cost of operations	1.2	0.9	0.4
Restaurant operating expenses	19.3	20.1	17.4
General and administrative expenses	10.7	6.7	6.0
Depreciation and amortization expense	5.8	5.8	3.4
Closed restaurants expense	7.4	—	—
Income (loss) from operations	(5.9)	2.7	(1.8)
Other income (expense)	(0.0)	(1.4)	(0.7)
Income (loss) before income taxes	(5.9)	1.3	(2.5)
Income tax expense (benefit)	(2.2)	0.8	(0.9)
Net Income (loss)	(3.7)	0.5	(1.6)

	Years Ended December 31
	2002	2001	2000
Restaurant Data:
Percentage increase (decrease) in average sales for Company-operated restaurants	5.5	8.5	(3.0)
Number of Company-operated restaurants included in the average sales computation (excludes Quincys)	13	20	25
Average sales for Company-operated restaurants	$1,752,000	$1,660,000	$1,530,000
Number of Company-operated Restaurants:
Beginning of period	17	23	26
Opened	—	—	—
Closed/Franchised	10	6	3
End of period	7	17	23
Number of Quincy-operated Restaurants:
Beginning of period	—	53	97
Opened	—	—	—
Franchised	—	43	44
Closed	—	10	—
End of period	—	—	53
Number of U.S. Franchised Restaurants:
Beginning of period	215	198	210
Opened	3	48	3
Closed	35	33	15
Acquired by Franchisee	3	2	—
End of period	186	215	198

Overview

The Company operates and franchises a total of 193 restaurants located in 22 states, including 7 company-owned and 186 franchise restaurants as of December 31, 2002.  The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

In June, 2002, the Company’s subsidiary, WesterN SizzliN Stores of Virginia, Inc., negotiated an arrangement with FFCA regarding 97 Quincy Steakhouses owned by FFCA.  A further description of this transaction is contained in Item 1 under the caption “General.”  The restaurants’ operating results, including all revenues and expenses are included in the Company’s consolidated financial statements for the year ended December 31, 2000.  In December 2000, the Company closed 44 of the restaurants.  Of the 53 restaurants which remained open at December 31, 2000, 43 restaurants were franchised and the remaining ten restaurants were closed during the first quarter of 2001.

Net loss for the year ended December 31, 2002 was $1,052,786 compared to net income of $225,983 and net loss of $1,426,494 for the years ended December 31, 2001 and 2000, respectively.  The 2000 results were significantly effected by the losses of the Quincys operations.  The Quincy operations had a net loss of approximately $1.2 million during 2000 compared to a net loss of approximately $165,000 for 2001.  The loss in 2002 is largely attributed to the closing of under-performing company restaurants and related impairment and closing costs of $2.1 million, and $630,000 for an anticipated proxy contest with a group of Company stockholders during 2002.

2002 COMPARED TO 2001

Revenues

Total revenues decreased 28% to $28.5 million in 2002, from $39.4 million in 2001. Company-operated restaurant sales decreased 31% to $22.8 million in 2002, from $33.2 million in 2001. This decrease was primarily due to the closure or franchising of ten company-operated restaurants during 2002.

Franchise operation revenues decreased 8% to $5.3 million in 2002, from $5.7 million in 2001. The decrease is primarily attributable to 29 less franchised restaurants during 2002.

Costs and Expenses

Cost of company-operated restaurants, consisting of food, beverage, and employee costs decreased from $23.2 million in 2001 to $15.6 million in 2002 and as a percentage of total revenues from 58.7% in 2001, to 54.9% in 2002.  The majority of the decrease is related to the closure or franchising of ten company-operated restaurants during 2002. The primary reason for the decrease of this cost as a percentage of total revenues is the costs of the closed restaurants, whose operating margins were significantly less than the Company’s remaining operating company restaurants.

Cost of franchise operations and other cost of operations for 2002 were comparable to 2001.  These costs as a percentage of total revenues increased from 6.0% in 2001 to 7.8% in 2002 due to the decrease in total revenues in 2002 compared to 2001.

Restaurant operating expenses which includes utilities, insurance, maintenance, rent and other such costs of the company-operated stores decreased $2.4 million from $7.9 million in 2001 to $5.5 million in 2002. This decrease is due to the closure or franchising of ten Company operated restaurants during 2002.

General and administrative expenses increased $408,000 (15%) comparing 2002 to 2001.  The majority of the increase is due to legal and other expenses of $630,000 related to an anticipated proxy contest with a group of Company stockholders during 2002.

Depreciation and amortization decreased from $2.3 million in 2001 to $1.7 million in 2002 primarily due to the closings or franchising of under performing company-operated restaurants and retirement of their related long-lived assets and the discontinuance of goodwill amortization effective January 1, 2002.  Goodwill amortization was $455,000 in 2001.

Closed restaurants expense of $2.1 million for 2002 is due to the impairment of property and equipment, the write-off of certain intangible assets, and accrued expenses for the five locations in the Louisiana market and four locations run as Austins Steaks & Saloon in Omaha, Nebraska and one location in Scottsdale, Arizona.

Other expense decreased from $559,000 in 2001 to $8,000 in 2002.  The decrease is a result of less interest costs incurred in 2002, due to lower levels of debt outstanding during 2002, and an increase in other income of $424,000 in 2002.

Income Tax Expense

The Company’s effective tax rate was 38% in 2002 and 57% in 2001.   The decrease in the effective rate is attributable to the relationship of the income (loss) levels between the years and non-deductible items.

2001 COMPARED TO 2000

Revenues

Total revenues decreased 55% to $39.4 million in 2001, from $87.9 million in 2000. Company-operated restaurant sales decreased 59% to $33.2 million in 2001, from $81.7 million in 2000. This decrease was primarily due to the closure or franchising of the Quincy operations during December 2000 and the first quarter of 2001.  The Quincy operations had sales of $1.5 million in 2001 compared to $43.5 million in 2000.  The remaining decrease in revenues for 2001 was due to the closure or franchising of six other company-operated restaurants.

Franchise operation revenues increased 2.4% to $5.7 million in 2001, from $5.6 million in 2000. This increase was primarily due to the franchise fees in association with franchising 43 Quincy units during the first quarter of 2001, offset by the closure of 33 franchised restaurants during 2001.

Costs and Expenses

Cost of company-operated restaurants, consisting of food, beverage, and employee costs decreased from $63.5 million in 2000 to $23.2 million in 2001 and as a percentage of total revenues from 72.3% in 2000, to 58.7% in 2001.  The majority of the decrease, $35.4 million, is related to the Quincy operation.  The remaining decrease is due to closure or franchising of six other company-operated restaurants.  The primary reason for the decrease of this cost as a percentage of total revenues is the costs of the Quincy restaurants, whose operating margins were significantly less than the Company’s other operated restaurants.

Cost of franchise operations and other cost of operations for 2001 were comparable to 2000.  These costs as a percentage of total revenues increased from 2.7% in 2000 to 6.0% in 2001 due to the decrease in revenue from the Quincy restaurants in 2001 compared to 2000.  The addition of the Quincy units did not affect these costs.

Restaurant operating expenses which includes utilities, insurance, maintenance, rent and other such costs of the company-operated restaurants decreased $7.4 million from $15.3 million in 2000 to $7.9 million in 2001.  The majority of this decrease, $5.8 million, is due to the Quincy restaurants.  The remaining decrease of $1.6 million is due to the closure or franchising of six other Company operated restaurants.

General and administrative expenses decreased $2.7 million comparing 2001 to 2000.  The majority of the decrease, $2.5 million, is due to the operation of the Quincy restaurants in 2000.

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

Income Tax Expense

The Company’s effective tax rate was 57% in 2001 and 36% in 2000.   The increase in the effective rate is attributable to the relationship of the income (loss) levels between the years and non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures of $231,000, $596,000, and $613,000 for 2002, 2001 and 2000, respectively, were primarily funded by cash flow from operations. Cash flows generated by operating activities were approximately $914,000, $322,000, and $3.8 million in 2002, 2001, and 2000, respectively.  During 2002, cash flows provided by operations were primarily due to a $2.0 million decrease in accounts payable and accrued expenses and a net loss of $1.1 million offset by depreciation and amortization of $1.7 million, and closed restaurants expense of $2.1 million.  Net cash used in investing activities of $231,000, $580,000 and $554,000 in 2002, 2001 and 2000 respectively, was primarily for capital expenditures.  Net cash used in financing activities of $1.0 million in 2002 was primarily for repayment of long-term debt and the payment of cash dividends.  During 2001 and 2000 the cash used in financing activities was primarily due to payments of long-term debt.

Total capital expenditures for 2003 are presently expected to be approximately $250,000, primarily for the upgrading of restaurants and may increase depending upon availability of capital resources.

Capital resources available at December 31, 2002 include $132,000 of cash and cash equivalents, and $136,820 available under an existing $500,000 line of credit.  As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of the Company’s line of credit and long-term debt provided by various lenders.  The Company has a working capital deficit of $1.2 million at December 31, 2002.

Management of the Company believes that cash flows generated by operations, as well as cash available under the existing line of credit, will be adequate to fund operations for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

Contractual Obligations and Commitments	Years Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Totals
Bank line of credit	363,180	—	—	—		—	363,180
Long-term debt	507,590	529,589	505,276	522,126	360,745	2,156,853	4,582,179
Operating leases, net	996,869	879,369	713,335	321,254	332,754	724,426	3,968,007
Totals	1,867,639	1,408,958	1,218,611	843,380	693,499	2,881,279	8,913,366

Bank Line of Credit

At December 31, 2002, the Company had a $500,000 secured line of credit from a commercial bank payable on demand, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts.

In January 2003, the Company obtained a short-term note from the bank for $450,000 in order to pay down the outstanding balance on its existing credit line with the bank.  The Company anticipates repaying this note during 2003.  The Company and the bank also agreed to reduce the maximum limit on the existing credit line from $500,000 to $250,000.

Operating Leases

Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $12.1 million, offset by sublease rentals for the same periods of approximately $8.1 million.

The Company executed a series of Master Lease Agreements (“Agreements”) relating to 25 franchised properties.  Paragraph 47 of each of the Agreements provides that no contractual rights exist between the Company and lessor until both parties have executed and delivered the Agreements.  The lessor has never delivered executed Agreements to the Company.  The Agreements provide for rental payments to the lessor in the same amount as the Company is entitled from various franchisees who have leased the properties from the Company.  During 2002, seven of these properties were closed and the franchisee discontinued making lease payments to the Company.  In turn, the Company discontinued making lease payments to the lessor.  As of December 31, 2002, a total of approximately $353,000 of lease payments had not been made by either party.  The total original lease payments remaining for these properties for the period from January 1, 2003 through December 31, 2005 approximates $1.7 million.

The Company is in discussions with the lessor of the properties to resolve rental payments claimed by the lessor under the Agreements.  While it is not possible at this time to determine the outcome of these discussions, the Company has claims against the lessor, which it believes, will at least offset any lease payments claimed by the lessor.  Accordingly, no amount has been accrued at December 31, 2002.

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

Account and Notes Receivable and Allowance for Doubtful Accounts

In connection with franchise fees charged to our franchisees, we have accounts and notes receivable outstanding from our franchisees at any given time.  We review outstanding accounts and notes receivable monthly and record allowances for doubtful accounts as deemed appropriate for certain individual franchisees.  In determining the amount of allowance for doubtful accounts to be recorded, we consider the age of the receivable, the financial stability of the franchisee, discussions with the franchisee and our judgement as to the overall collectibility of the receivable from that franchisee.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets of businesses acquired.  The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets, as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not expect the adoption of SFAS No. 146 to have a significant impact on the financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and have been included in the notes to the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.   We are currently evaluating the impact of FIN No. 45 on our financial position, results of operations and liquidity.

In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

As of December 31, 2002, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

FORWARD LOOKING STATEMENTS

Certain information contained in this analysis, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability and the ability of our franchisees to obtain suitable locations and financing for new restaurant development, as well as, financing for remodels and upgrades to existing facilities; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location, and food quality; an increase in food cost due to seasonal fluctuations, weather, and demand; changes in consumer tastes and demographic trends; and changes in federal and state laws, such as increases in minimum wage.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of December 31, 2002, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to interest rates.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at December 31, 2002 (dollars in thousands):

EXPECTED MATURITY DATE

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	$363	—	—	—		—	$363	$363
Average Interest Rate	4.25%	—	—	—		—	4.25%
Long-term debt
Fixed Rate	$508	$530	$505	$522	$361	$2,156	$4,582	$5,419
Average Interest Rate	9.93%	9.93%	9.94%	9.94%	10.02%	10.04%	10.00%

Item 8.  Consolidated Financial Statements

The information required by this item is set forth on pages F-1 through F-24 included herein.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Part III

Item 10.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Directors/Executive Officers, Compliance with Section 16(a) of the Exchange Act” expected to be filed on or before April 30, 2003.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Executive Compensation,” expected to be filed on or before April 30, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” expected to be filed on or before April 30, 2003.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Certain Relationship and Related Transactions” expected to be filed on or before April 30, 2003.

Item 14.  Controls and Procedures

The Company’s principal executive officer and principal financial officer are the same person.  She has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K.  Based upon her evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

Part IV

Item 15.  Exhibits and Reports on Form 8-K

(a)           Exhibits:

3.1*	Certificate of Incorporation.

3.1.1****	Amendment to Certificate of Incorporation, January 4, 1996

3.2***	Restated bylaws of the Corporation.

4.0***	Captec Promissory Notes and related loan documents.

10.1***	November 2001 Severance Agreement

10.11*	1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified Stock Option
Plan, as amended

10.11.1**	Amendment No. 2 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company

10.11.2**	Amendment No. 3 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company

21	Subsidiaries of the Issuer:

The WesterN SizzliN Corporation
The WesterN SizzliN Stores, Inc.
The WesterN SizzliN Stores of Little Rock, Inc.
The WesterN SizzliN Stores of Louisiana, Inc.
Missouri Development Company
Austins Albuquerque, Inc.
Austins Omaha, Inc.
Austins 72nd, Inc.
Austins Lincoln, Inc.
Austins New Mexico, Inc.
Austins Old Market, Inc.
Austins Scottsdale, Inc.
Austins Rio Rancho, Inc.
Austins Albuquerque East, Inc.
WesterN SizzliN Stores of Virginia, Inc.

23.1	Consent of KPMG LLP

(b)           Reports on Form 8-K

1.0****	September 27, 2002, Settlement with group of Company Stockholders in an anticipated proxy battle

*              Incorporated by reference to the specific exhibit to the Form SB-2 Registration Statement, as filed with the Securities and Exchange Commission on January 23, 1995, Registration No. 33-84440-D.

**           Incorporated by reference to the specific exhibit to the Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 12, 2000, Registration No.333-78375.

***         Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2002.

****       Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2002.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTINS STEAKS & SALOON, INC.

Dated: March 28, 2003	By /s/ Robyn B. Mabe
Robyn B. Mabe
Chief Operating Officer (principal executive officer) and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul C. Schorr, III	Chairman of the Board	March 28, 2003
Paul C. Schorr, III

/s/ Petros Vezertzis	Director	March 28, 2003
Petros Vezertzis

/s/ Roger D. Sack	Director	March 28, 2003
Roger D. Sack

/s/ A. Jones Yorke	Director	March 28, 2003
A. Jones Yorke

/s/ Thomas M. Hontzas	Director	March 28, 2003
Thomas Hontzas

/s/ Titus W. Greene	Director	March 28, 2003
Titus Greene

/s/ J. Alan Cowart	Director	March 28, 2003
J. Alan Cowart

/s/ Stanley L. Bozeman, Jr.	Director	March 28, 2003
Stan Bozeman, Jr.

/s/ Jesse M. Harrington, III	Director	March 28, 2003
Jesse Harrington

/s/ William E. Proffitt	Director	March 28, 2003
William Proffitt

OFFICER’S CERTIFICATION

Pursuant to 18 U.S.C. 63-1350, the Chief Operating Officer (principal executive officer) and Chief Financial Officer of Austins Steaks & Saloon, Inc. (the “Company”), hereby certifies that the Form 10-K for the year ended December 31, 2002 and the financial statements contained therein, fully comply with the requirements of Sections 13 (a) and 15 (d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K and the financial statements thereto fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Robyn B. Mabe	March 28, 2003

SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Robyn B. Mabe, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Austins Steaks & Saloon, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;

a.)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b.)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)                                   presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.                                       I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)                                      I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ Robyn B. Mabe
Robyn B. Mabe
Chief Operating Officer (principal executive officer) and Chief Financial Officer

AUSTINS STEAKS & SALOON, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors and Stockholders
Austins Steaks & Saloon, Inc.:

We have audited the accompanying consolidated balance sheets of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Austins Steaks & Saloon, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(h) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

Roanoke, Virginia

February 28, 2003, except as to note 4,
which is as of March 12, 2003

AUSTINS STEAKS & SALOON, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001
Current assets:
Cash and cash equivalents	$131,631	449,075
Trade accounts receivable, less allowance for doubtful accounts of $379,887 in 2002 and $148,142 in 2001	1,086,180	1,269,549
Current installments of notes receivable	203,821	208,734
Other receivables	95,527	261,855
Inventories	95,457	224,136
Prepaid expenses	328,321	354,326
Income taxes refundable	47,198	—
Deferred income taxes	274,026	143,967
Total current assets	2,262,161	2,911,642
Notes receivable, less allowance for doubtful accounts of $47,595 in 2002 and $31,964 in 2001, excluding current installments	1,286,906	148,756
Property and equipment, net	3,443,380	7,825,404
Franchise royalty contracts, net of accumulated amortization of $5,672,658 in 2002 and $5,042,363 in 2001	3,781,773	4,412,068
Goodwill, net of accumulated amortization of $2,513,602 in 2002 and 2001	4,310,200	4,310,200
Favorable lease rights, net of accumulated amortization of $156,320 in 2001	—	397,513
Financing costs, net of accumulated amortization of $72,020 in 2002 and $53,820 in 2001	118,283	136,483
Deferred income taxes	1,480,174	1,049,008
Assets held for sale	1,200,000	—
Other assets, net	156,548	276,187
	$18,039,425	21,467,261

AUSTINS STEAKS & SALOON, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

Liabilities and Stockholders’ Equity	2002	2001
Current liabilities:
Bank overdraft	$346,351	412,166
Credit line note payable to bank	363,180	389,105
Current installments of long-term debt	507,590	506,919
Accounts payable	1,328,813	2,628,371
Income taxes payable	—	40,383
Accrued expenses and other	896,497	1,113,362
Total current liabilities	3,442,431	5,090,306
Long-term debt, excluding current installments	4,074,589	4,594,468
Total liabilities	7,517,020	9,684,774
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,150,099 shares in 2002 and 12,178,800 shares in 2001	121,501	121,788
Additional paid-in capital	8,674,846	8,699,173
Retained earnings	1,726,058	2,961,526
Total stockholders’ equity	10,522,405	11,782,487
Commitments and contingencies
	$18,039,425	21,467,261

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Company-operated restaurants	$22,782,386	33,249,121	81,748,531
Franchise operations	5,254,581	5,731,500	5,599,432
Other	470,438	461,935	521,809
Total revenues	28,507,405	39,442,556	87,869,772
Costs and expenses:
Cost of company-operated restaurants	15,646,416	23,157,754	63,501,694
Cost of franchise operations	1,887,722	2,006,770	2,023,794
Other cost of operations	348,063	340,970	393,076
Restaurant operating expenses	5,502,677	7,921,380	15,290,037
General and administrative	3,058,205	2,649,956	5,309,773
Depreciation and amortization expense	1,652,187	2,277,088	2,976,525
Closed restaurants expense	2,092,599	—	—
Total costs and expenses	30,187,869	38,353,918	89,494,899
Income (loss) from operations	(1,680,464)	1,088,638	(1,625,127)
Other income (expense):
Interest expense	(511,931)	(656,965)	(738,228)
Interest income	35,240	52,799	8,346
Other	469,427	44,952	137,363
	(7,264)	(559,214)	(592,519)
Income (loss) before income tax expense (benefit)	(1,687,728)	529,424	(2,217,646)
Income tax expense (benefit)	(634,942)	303,441	(791,152)
Net income (loss)	$(1,052,786)	225,983	(1,426,494)
Earnings per share:
Net income (loss):
Basic	(0.09)	0.02	(0.12)
Diluted	(0.09)	0.02	(0.12)

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2002, 2001 and 2000

			Additional paid-in capital	Retained earnings
	Common stock
	Shares	Dollars			Total
Balances, December 31, 1999	12,103,824	121,038	8,677,425	4,344,719	13,143,182
Repurchase of common stock	(23,924)	(239)	(52,275)	—	(52,514)
Net loss	—	—	—	(1,426,494)	(1,426,494)
Balances, December 31, 2000	12,079,900	120,799	8,625,150	2,918,225	11,664,174
Issuance of common stock	98,900	989	74,023	—	75,012
Net income	—	—	—	225,983	225,983
Dividends declared:
Common stock, $0.015 per share	—	—	—	(182,682)	(182,682)
Balances, December 31, 2001	12,178,800	121,788	8,699,173	2,961,526	11,782,487

Repurchase of common stock	(54,698)	(547)	(24,067)	—	(24,614)
Net loss	—	—	—	(1,052,786)	(1,052,786)
Other	25,997	260	(260)	—	—
Dividends declared:
Common stock, $0.015 per share	—	—	—	(182,682)	(182,682)
Balances, December 31, 2002	12,150,099	$121,501	8,674,846	1,726,058	10,522,405

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(1,052,786)	225,983	(1,426,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	971,514	1,117,482	1,799,418
Amortization of franchise royalty contracts, goodwill, and other assets	680,673	1,159,606	1,177,107
Provision for bad debts	333,358	104,360	73,036
Provision for deferred taxes	(561,225)	94,590	(211,775)
Loss on sale/disposal of property and equipment	182,984	561	7,375
Impairment of property and equipment	1,033,286	—	—
Loss (gain) on sale/disposal of other assets	423,719	—	(11,748)
Closed restaurants expense accrued	635,594	—	—
(Increase) decrease in:
Trade accounts receivable	(130,534)	(304,589)	(208,498)
Notes receivable	72,308	74,937	37,344
Other receivables	166,328	320,147	(508,320)
Inventories	128,679	477,929	(318,784)
Prepaid expenses	26,005	(95,928)	(15,842)
Income taxes refundable	(47,198)	943,661	(595,615)
Other assets	61,255	122,854	(91,978)
Increase (decrease) in:
Accounts payable	(1,299,558)	(1,758,448)	1,606,431
Income taxes payable	(40,383)	40,383	—
Accrued expenses	(669,777)	(2,201,476)	2,455,954
Net cash provided by operating activities	914,242	322,052	3,767,611
Cash flows from investing activities:
Additions to property and equipment	(230,760)	(596,037)	(612,726)
Proceeds from sale of property and equipment	—	16,000	7,500
Proceeds from sale of other assets	—	—	51,448
Net cash used in investing activities	(230,760)	(580,037)	(553,778)

AUSTINS STEAKS & SALOON, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from financing activities:
Net increase (decrease) in bank overdraft	$(65,815)	173,011	89,850
Net increase (decrease) in credit line note payable	(25,925)	(105,216)	48,182
Proceeds from long-term debt	—	920,832	469,570
Payments on long-term debt	(519,208)	(1,824,564)	(2,811,769)
Dividends paid	(365,364)	—	—
Proceeds from issuance of common stock	—	75,012	—
Repurchase of common stock	(24,614)	—	(52,514)
Net cash used in financing activities	(1,000,926)	(760,925)	(2,256,681)
Net increase (decrease) in cash and cash equivalents	(317,444)	(1,018,910)	957,152
Cash and cash equivalents at beginning of the year	449,075	1,467,985	510,833
Cash and cash equivalents at end of the year	$131,631	449,075	1,467,985
Supplemental disclosure of cash flow information:
Cash payments for interest	$515,427	660,132	741,000
Income taxes paid (refunded)	$13,864	(775,193)	16,000

Noncash investing and financing activities:
During 2002, the Company reclassified $1,200,000 in property and equipment to assets held for sale.

During 2002, the Company sold equipment and leasehold improvements with a net book value of $1,432,000 for cash of $62,500 and a note receivable of $1,225,000. In conjunction with this sale, the Company wrote off favorable lease rights of $358,000 and trademarks of $57,383.

During 2001, a sale of certain equipment was financed with a note receivable in the amount of $255,244

During 2001, the Company declared dividends of $182,682, payable in January 2002.

For the years ended December 31, 2002, 2001 and 2000, write-offs of accounts and notes receivable were $87,638, $170,254 and $215,754, respectively.

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)           Summary of Significant Accounting Policies

(a)           Description of Business and Principles of Consolidation

Austins Steaks & Saloon, Inc. is a franchisor and operator of restaurants. At December 31, 2002, the Company had 186 franchises and 7 company-operated restaurants operating in 22 states. The consolidated financial statements include the accounts of Austins Steaks & Saloon, Inc. and its wholly owned subsidiaries, The WesterN SizzliN Corporation, The WesterN SizzliN Stores, Inc., WesterN SizzliN Stores of Little Rock, Inc., WesterN SizzliN Stores of Louisiana, Inc., and Austins of Omaha, Inc. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)           Cash Equivalents

Cash equivalents of $32,980 and $332,064 consist of overnight repurchase agreements at December 31, 2002 and 2001, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c)           Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its franchisees.

(d)           Notes Receivable

Notes receivable are recorded at cost, less an allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note receivable to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note receivable is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. Impairment losses are included in the allowance for doubtful notes receivable through a charge to bad debt expense. Interest income on impaired notes is recognized on the cash basis.

(e)           Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages, and restaurant supplies.

(f)            Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line basis over the following estimated useful lives: buildings and improvements — 15 to 40 years; furniture, fixtures, and equipment — 3 to 10 years. Leasehold improvements are generally amortized over the shorter of the asset’s estimated useful life or the lease term. If the estimated useful life of a leasehold improvement exceeds the lease term and the lease allows for a renewable term and the Company intends to renew the lease, the estimated useful life of the leasehold improvement is used for amortization purposes. Gains or losses are recognized upon the disposal of property and equipment and the cost and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs, and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

(g)           Franchise Royalty Contracts

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts balance over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds (see note 1(k)).

(h)           Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was not required for either of the Company’s reporting units.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

(i)            Favorable Lease Rights

Favorable lease rights were originally amortized on the straight-line method over the remaining life of the related leases. In 2002, the Company wrote off the outstanding balance of favorable lease rights as a result of the sale of the operations related to the leased restaurants.

(j)            Financing Costs

Financing costs are being amortized on the straight-line method over the life of the related debt.

(k)           Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill not subject to amortization is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounting for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(l)            Assets Held for Sale

The Company includes certain land, buildings and equipment which are held for sale at December 31, 2002 as assets held for sale. These assets were originally used in the Company’s operations and are reported at the lower of the carrying amount or fair value less costs to sell.

(m)          Income Taxes

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

(n)           Franchise Revenue

Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. Costs associated with franchise operations are recognized on the accrual basis. The Company’s former president and certain members of the board of directors are also franchisees. As franchisees, these individuals have transactions from time to time with the Company, including payments for franchise fees, during the normal course of business.

(o)           Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2002	2001	2000
Net income (loss):
As reported	$(1,052,786)	225,983	(1,426,494)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	—	—	(13,289)
Pro forma	$(1,052,786)	225,983	(1,439,783)
Basic and diluted net income (loss) per share:
As reported	(0.09)	0.02	(0.12)
Pro forma	(0.09)	0.02	(0.12)

(p)           Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for shares of common stock were not included in computing diluted earnings per share for each of the years in the three-year period ended December 31, 2002 because these effects are anti-dilutive. Convertible preferred stock is not included in computing diluted earnings per share since the conditions for its issuance, such as an initial public offering or registration of the Company’s common stock, has not taken place.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (loss) (numerator)	Weighted average shares (denominator)	Earnings (loss) per share amount
Year ended December 31, 2002:
Net income — basic and diluted	$(1,052,786)	12,165,197	$(0.09)
Year ended December 31, 2001:
Net income — basic and diluted	$225,983	12,154,414	$0.02
Year ended December 31, 2000:
Net loss — basic and diluted	$(1,426,494)	12,095,893	$(0.12)

(q)           Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(r)            Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and have been included in the notes to these consolidated financial statements.

(2)           Accounts and Notes Receivable

Activity in the allowance for doubtful accounts was as follows:

	2002	2001	2000
Allowance for doubtful accounts:
Beginning of year	$180,106	246,000	333,964
Provision for bad debts	333,358	104,360	73,036
Recoveries	1,656	—	54,754
Accounts and notes receivable written off	(87,638)	(170,254)	(215,754)
End of year	$427,482	180,106	246,000
Allowance for doubtful accounts allocated to:
Accounts receivable	$379,887	148,142	192,465
Notes receivable	47,595	31,964	53,535
	$427,482	180,106	246,000

The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $47,595 and $47,595, respectively, at December 31, 2002, and $31,964 and $31,964, respectively, at December 31, 2001. The average recorded investment in impaired notes was approximately $40,000, $43,000 and $110,000 during 2002, 2001 and 2000, respectively.

The Company’s franchisees and company-operated restaurants are not concentrated in any specific geographic region, but are concentrated in the family steak house business. No single franchisee accounts for a significant amount of the Company’s franchise revenue, and there were no significant accounts or notes receivable from a single franchisee at December 31, 2002 or 2001. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(3)           Property and Equipment

                Property and equipment at December 31, 2002 and 2001 consists of the following:

	2002	2001
Land and improvements	$—	775,000
Buildings and improvements	—	400,000
Furniture, fixtures, and equipment	3,216,492	4,768,087
Leasehold improvements	4,755,726	7,682,883
	7,972,218	13,625,970
Less accumulated depreciation and amortization	4,528,838	5,800,566
	$3,443,380	7,825,404

(4)           Debt

                Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001
Notes payable to finance company with interest rates ranging from 9.82% to 10.07% due in equal monthly installments, including principal and interest, ranging from $5,395 to $17,182, with final payments due from April 1, 2005 through April 1, 2013; collateralized by real property, accounts receivable, inventory and furniture, fixtures and equipment	$4,534,789	4,957,452
Notes payable to finance company with an interest rate of 10.25%, due in monthly installments, including principal and interest totaling $3,050, with final payments due from June 26, 2004 through July 19, 2004; collateralized by equipment	29,988	72,433
$350,000 note payable to bank with an interest rate of the bank’s prime rate (4.75% at December 31, 2001), due in equal monthly installments, including principal and interest of $25,000; with the final payment due on January 31, 2002	—	33,614
Other	17,402	37,888
Total long-term debt	4,582,179	5,101,387
Less current installments	507,590	506,919
Long-term debt, excluding current installments	$4,074,589	4,594,468

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 and years thereafter are as follows: 2003, $507,590; 2004, $529,589; 2005, $505,276; 2006, $522,126; 2007, $360,745 and years thereafter, $2,156,853.

The Company has a $500,000 secured line of credit from a commercial bank payable on demand, bearing interest at the bank’s prime rate which approximated 4.25% and 4.75% at December 31, 2002 and 2001, respectively, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts. Borrowings outstanding under the line of credit at December 31, 2002 and 2001 were $363,180 and $389,105, respectively.

The notes payable to finance company referred to above with a balance of $4,534,789 at December 31, 2002 contain certain restrictive covenants including debt coverage ratios and periodic reporting requirements. At December 31, 2002, the Company was not in compliance with the debt coverage ratio related to four restaurants. A letter was obtained from the finance company dated March 12, 2003, which waived such noncompliance through February 28, 2004.

(5)           Leases

The Company is obligated under various leases for equipment, offices, Company-operated restaurants and restaurants which are subleased to franchisees.

At December 31, 2002, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating leases	Sublease rentals	Net
2003	$3,564,728	2,567,859	996,869
2004	3,437,855	2,558,486	879,369
2005	3,378,028	2,664,693	713,335
2006	586,754	265,500	321,254
2007	386,754	54,000	332,754
Subsequent years	724,426	—	724,426

Total minimum lease payments	$12,078,545	8,110,538	3,968,007

The Company has entered into a series of Master Sublease Agreements (Agreements) with entities which have become franchisees with the Company. The franchisees are responsible for making lease payments to the Company in similar amounts as are provided in the Agreements (see note 13).

Minimum rental payments under operating leases and sublease rentals outlined above, include rental payments through December 31, 2005 under the Agreements relating to 25 franchised properties. The minimum rental payments due on these properties in future years are as follows at December 31, 2002:

	Operating Leases	Sublease Rentals	Net
2003	$1,988,659	1,988,659	—
2004	2,088,088	2,088,088	—
2005	2,192,493	2,192,493	—
Total minimum lease payments	$6,269,240	6,269,240	—

The Company is also a guarantor on three lease agreements for restaurants which the Company originally operated, but which were sold in 2002 (note 10). The total monthly payments on these leases are $20,680 through September 30, 2012, and payments are due from the Company if the lessee is unable to fulfill its obligation to the lessor. At December 31, 2002, it is not probable that the Company will be required to make payments under the guarantee. Thus, no liability has been accrued related to the Company’s obligation under this arrangement.

Total rent expense net of sublease rentals, under operating leases for 2002, 2001 and 2000 approximated $1,474,000, $2,122,000 and $2,299,000, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

The Company utilized an airplane owned by the former president of the Company until his termination from the Company in December 2002. The total expenses for chartered air service were approximately $76,000, $103,000 and $162,000 for 2002, 2001 and 2000, respectively.

(6)           Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2002:
Federal	$(73,717)	(460,865)	(534,582)
State	—	(100,360)	(100,360)
	$(73,717)	(561,225)	(634,942)
Year ended December 31, 2001:
Federal	$104,233	94,936	199,169
State	104,618	(346)	104,272
	$208,851	94,590	303,441
Year ended December 31, 2000:
Federal	$(487,800)	(178,302)	(666,102)
State	(91,577)	(33,473)	(125,050)
	$(579,377)	(211,775)	(791,152)

Income tax expense (benefit) differs from the amount computed by applying the statutory corporate tax rate of 34% to income (loss) before income tax expense (benefit) as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Expected income tax expense (benefit)	$(573,828)	180,004	(754,000)
State income tax, net of federal income tax benefit	(66,237)	68,819	(82,533)
Nondeductible goodwill	—	37,522	37,522
Other	5,123	17,096	7,859
	$(634,942)	303,441	(791,152)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$1,034,644	828,677
Accounts receivable, principally due to allowance for doubtful accounts	162,272	68,368
Accrued liabilities	111,754	—
Property and equipment, principally due to differences in depreciation	445,530	403,971
Other	—	64,638
Total gross deferred tax assets	1,754,200	1,365,654
Deferred tax liabilities:
Favorable lease rights	—	150,896
Other	—	21,783
Total gross deferred tax liabilities	—	172,679
Net deferred tax asset	$1,754,200	1,192,975

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2002.

At December 31, 2002, the Company has net operating loss carryforwards for income tax purposes of $2,515,441 available to offset future taxable income. These loss carryforwards are subject to certain annual limitations. If not utilized, these loss carryforwards will expire as follows:

Expiration date:
2011	$1,068,944
2012	567,299
2018	403,436
2022	475,762
$2,515,441

(7)           Stock Option Plan

The Company’s board of directors has adopted an Employee Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 400,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 400,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to or in excess of the stock’s fair market value at the date of grant. The term of each stock option is fixed but no stock option shall be exercisable more than ten years after the date the stock option is granted. Stock options granted under the Plan are exercisable either at the date of grant or twelve months from the date of grant.

The per share weighted average fair value of stock options granted during 2000 of $0.67 was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.11% and 6.31%, expected option life of four years, expected volatility of 226% and no expected dividend yield.

Stock option activity during the years ended December 31, 2002, 2001 and 2000 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 1999	390,509	$1.72

Granted	30,000	$1.50
Forfeited	(1,276)	$3.14

Balance at December 31, 2000	419,233	$1.70

Granted	—	—
Forfeited	(225,000)	$1.50

Balance at December 31, 2001	194,233	$1.93

Granted	—	—
Forfeited	10,638	$1.60

Balance at December 31, 2002	183,595	$1.94

Exercisable at December 31, 2002	183,595	$1.94

At December 31, 2002, the weighted average remaining contractual life of outstanding options was 1.80 years.

(8)           Employee Benefit Plan

The Company maintains a 401(k) investment plan (the Plan) for the benefit of its employees. Employees are eligible to participate in the 401(k) plan after a 12-month period of service. Under the 401(k) plan, employees may elect to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provides for discretionary contributions by the Company. For the years ended December 31, 2002, 2001 and 2000, the Company accrued approximately $12,000, $3,000 and $27,000, respectively, for the discretionary contribution.

(9)           Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001. Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2002		2001
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$131,631	131,631	449,075	449,075
Accounts receivable	1,086,180	1,086,180	1,269,549	1,269,549
Notes receivable	1,490,727	1,490,727	357,490	357,490
Other receivables	95,527	95,527	261,855	261,855

Financial liabilities:
Credit line note payable to bank	363,180	363,180	389,105	389,105
Accounts payable	1,328,813	1,328,813	2,628,371	2,628,371
Accrued expenses and other	896,497	896,497	1,113,362	1,113,362
Long-term debt	4,582,179	5,418,511	5,101,387	6,048,790

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

•              Long-term debt: The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates which approximate those currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

(10)         Closed Restaurants Expense

In 2002, the Company entered into a sale agreement for four Company-operated restaurants, that the Company considered to be under-performing Company restaurants, and one franchised location. The Company sold equipment and leasehold improvements with a net book value of $1,432,000 for cash of $62,500 and a note receivable of $1,225,000. In conjunction with this sale, the Company wrote off favorable lease rights of $358,000 and trademarks of $57,383. The Company also incurred certain administrative costs associated with this sale and recorded closed restaurants expenses related to this transaction of $608,408.

Also during 2002, management determined that the Company would not be renewing the lease for the five company-operated restaurants located in the Louisiana market. As a result of the closing of these restaurants, the Company recorded closed restaurants expense totaling $1,173,286, including an impairment charge of $826,286 relating to equipment and leasehold improvements which will have no future use, repairs and maintenance costs of $175,000, rent of $30,000, and $142,000 for legal and closing costs (see note 13).

In 2002, the Company also accrued $310,905 in closed restaurants expense related to future obligations (primarily rent) for one other closed store.

(11)         Reportable Segments

The Company has defined two reportable segments: Company-operated restaurants and franchising and other. The Company-operated restaurant segment consists of the operations of all Company-operated restaurants. The franchising and other segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 31, 2002, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Years ended December 31
	2002	2001	2000
Revenues from reportable segments:
Restaurants	$22,782,386	33,249,121	81,748,531
Franchising and other	5,725,019	6,193,435	6,121,241
Total revenues	$28,507,405	39,442,556	87,869,772

Depreciation and amortization:
Restaurants	$902,549	1,529,744	2,235,374
Franchising and other	749,638	747,344	741,151
Total depreciation and amortization	$1,652,187	2,277,088	2,976,525

Interest expense:
Restaurants	$481,393	558,937	636,949
Franchising and other	30,538	98,028	101,279
Total interest expense	$511,931	656,965	738,228

Interest income:
Restaurants	$32,503	47,536	5,374
Franchising and other	2,737	5,263	2,972
Total interest income	$35,240	52,799	8,346

Income (loss) before income taxes:
Restaurants	$(1,148,699)	(1,154,064)	(3,391,253)
Franchising and other	(539,029)	1,683,488	1,173,607
Total income (loss) before income taxes	$(1,687,728)	529,424	(2,217,646)

Gross fixed assets:
Restaurants	$6,523,303	12,088,034	12,006,277
Franchising and other	1,448,915	1,537,936	1,392,367
Total gross fixed assets	$7,972,218	13,625,970	13,398,644

Expenditures for fixed assets (including acquisitions):
Restaurants	$210,749	521,697	596,785
Franchising and other	20,011	74,340	15,941
Total expenditures for fixed assets	$230,760	596,037	612,726

(12)         Goodwill and Other Intangible Assets

The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in 2001 and 2000:

	2001	2000
Reported net income (loss)	$225,983	(1,426,494)
Add back goodwill amortization, net of tax	282,233	282,233

Adjusted net income (loss)	$508,216	(1,144,261)

Amortizing Intangible Assets

	As of December 31, 2002
	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs	5,672,658

Aggregate amortization expense for amortizing intangible assets for the year ended December 31, 2002 was $662,473. Estimated amortization expense for the next five years is $630,295 per year.

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. The results of this analysis did not require the Company to recognize an impairment loss.

(13)         Contingencies

As discussed in note 5, the Company executed a series of Master Lease Agreements (Agreements) relating to 25 franchised properties. Paragraph 47 of each of the Agreements provides that no contractual rights exist between the Company and lessor until both parties have executed and delivered the Agreements. The lessor has never delivered executed Agreements to the Company. The Agreements provide for rental payments from the Company to the Lessor, in the same amount as the Company is entitled from the franchisees who have leased the properties from the Company. During 2002, seven of these properties were closed and the franchisee discontinued making lease payments to the Company. In turn, the Company discontinued making lease payments to the lessor. As of December 31, 2002, a total of approximately $353,000 of lease payments had not been made by either party. The total original lease payments remaining for these properties for the period from January 1, 2003 through December 31, 2005 approximates $1.7 million.

The Company is in discussion with the lessor of the properties to resolve rental payments claimed by the lessor under the Agreements. While it is not possible at this time to determine the outcome of these discussions, the Company has claims against the lessor which it believes will at least offset any lease payments claimed by the lessor. Accordingly, no amount has been accrued at December 31, 2002.

While the remaining 18 locations are currently making their lease payments to the Company and the Company is in turn making payments to the lessor, there can be no assurance that these franchisees will continue to make their lease payments in the future.

The Company filed an action in the First Judicial District Court for the Parish of Caddo, Louisiana in October 2001, against Kenneth A. Greenway, and others as owners and lessors of five restaurant locations, (see note 10) requesting (1) lessors to allow a sublease according to terms of the lease; (2) payment of lease revenues due to the Company from Mr. Greenway for billboards located on three of the restaurant locations; (3) to reimburse the Company for damages incurred as a result of lessors breach of a warranty within the lease that the equipment was in normal operating condition with no major repairs required; and (4) to make repairs required as a result of hail damage for which lessor had collected insurance proceeds and cash payments from the Company.

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company departed when the lease expired on September 30, 2002. Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002. The Company filed a writ with the Louisiana Supreme Court, which was rejected.

The Company had previously been notified that the lessors believe that additional monies needed to be spent by the Company to bring the properties to first class condition, and action has been commenced by the lessors with respect to this allegation. Management believes the Company completed the necessary repairs before departing the properties.

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail in a lawsuit to bring the properties up to first class condition, those costs would be approximately offset by the Company’s claims against the lessor. Management does not anticipate a material effect upon its financial condition, results of operations or liquidity as a result of this litigation.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(14)         Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly results of operations:

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2000:
Total revenues	$11,123,438	17,538,359	32,249,866	26,958,109
Income (loss) from operations	607,585	784,953	(84,218)	(2,933,447)
Net income (loss)	168,791	264,563	(287,309)	(1,572,539)
Net income (loss) per common share – basic and diluted	0.01	0.02	(0.02)	(0.13)

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2001:
Total revenues	$11,480,805	10,115,052	9,613,406	8,233,293
Income (loss) from operations	471,604	509,567	292,331	(184,864)
Net income (loss)	185,534	218,353	131,339	(309,243)
Net income (loss) per common share – basic and diluted	0.02	0.02	0.01	(0.03)

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2002:
Total revenues	$7,929,221	8,226,181	7,299,853	5,052,150
Income (loss) from operations	496,342	(459,914)	(623,145)	(1,093,747)
Net income (loss)	239,779	(244,742)	(380,534)	(667,289)
Net income (loss) per common share – basic and diluted	0.02	(0.02)	(0.03)	(0.06)