Form 10-Q
period 2003-03-31
AUSTINS STEAKS & SALOON INC
filed 2003-05-15
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2003

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

(540) 345-3195
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 15, 2003, there were 12,150,099 shares of Common stock outstanding.

AUSTINS STEAKS & SALOON, INC.

Form 10-Q Index

Three Months Ended March 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,857	$131,631
Trade accounts receivable, less allowance for doubtful accounts of $409,887 in 2003 and $379,887 in 2002	1,199,498	1,086,180
Current installments of notes receivable	199,650	203,821
Other receivables	86,655	95,527
Inventories	99,657	95,457
Prepaid expenses	367,407	328,321
Income taxes refundable	23,832	47,198
Deferred income taxes	274,026	274,026
Total current assets	2,464,582	2,262,161
Notes receivable, less allowance for doubtful accounts of $47,595 in 2003 and 2002, excluding current installments	1,261,866	1,286,906
Property and equipment, net	3,308,530	3,443,380
Franchise royalty contracts, net of accumulated amortization of $5,830,232 in 2003 and $5,672,658 in 2002	3,624,199	3,781,773
Goodwill, net of accumulated amortization of $2,513,602 in 2003 and 2002	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $83,503 in 2003 and $72,020 in 2002	106,800	118,283
Deferred income taxes	1,480,174	1,480,174
Assets held for sale	1,200,000	1,200,000
Other assets, net	159,605	156,548
	$17,915,956	$18,039,425
Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$14,303	$346,351
Credit line note payable to bank	228,211	363,180
Note payable to bank	450,000	—
Current installments of long-term debt	497,298	507,590
Accounts payable	1,347,518	1,328,813
Accrued expenses and other	807,617	896,497
Total current liabilities	3,344,947	3,442,431
Long-term debt, excluding current installments	3,962,231	4,074,589
Total liabilities	7,307,178	7,517,020
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,150,099 shares in 2003 and 2002	121,501	121,501
Additional paid-in capital	8,674,846	8,674,846
Retained earnings	1,812,431	1,726,058
Total stockholders’ equity	10,608,778	10,522,405
Commitments and contingencies
	$17,915,956	$18,039,425

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Company-operated restaurants	$3,635,870	$6,452,377
Franchise operations	1,163,403	1,361,818
Other	107,161	115,026

Total revenues	4,906,434	7,929,221
Costs and expenses:
Cost of company-operated restaurants	2,578,225	4,453,564
Cost of franchise operations	330,855	519,332
Other cost of operations	83,386	88,403
Restaurant operating expenses	857,926	1,521,971
General and administrative	518,432	405,529
Depreciation and amortization	311,798	444,080

Total costs and expenses	4,680,622	7,432,879

Income from operations	225,812	496,342

Other income (expense):
Interest expense	(119,299)	(133,884)
Interest income	23,565	7,144
Other	11,212	18,462

	(84,522)	(108,278)

Income before income tax expense	141,290	388,064

Income tax expense	54,917	148,285

Net income	$86,373	$239,779

Earnings per share:
Basic	.01	.02
Diluted	.01	.02

See accompanying notes to consolidated financial statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2003

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total

	Shares	Dollars

Balances, December 31, 2002	12,150,099	$121,501	$8,674,846	$1,726,058	$10,522,405
Net income	—	—	—	86,373	86,373

Balances, March 31, 2003	12,150,099	$121,501	$8,674,846	$1,812,431	$10,608,778

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three-Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net income	$86,373	$239,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	142,741	271,211
Amortization of franchise royalty contracts and financing costs	169,057	172,869
Provision for bad debts	30,000	15,000
(Increase) decrease in:
Trade accounts receivable	(143,318)	48,544
Notes receivable	29,211	(37,831)
Other receivables	8,872	21,048
Inventories	(4,200)	21,525
Prepaid expenses	(39,086)	(68,095)
Income taxes refundable	23,366	—
Other assets	(3,057)	7,170
Increase (decrease) in:
Accounts payable	18,705	(715,715)
Accrued expenses	(88,880)	(329,764)
Income taxes payable	—	127,785
Net cash provided by (used in) operating activities	229,784	(226,474)
Cash flows from investing activities:
Additions to property and equipment	(7,891)	(77,549)
Net cash used in investing activities	(7,891)	(77,549)
Cash flows from financing activities:
Net decrease in bank overdraft	(332,048)	(323,268)
Net increase (decrease) in credit line note payable	(134,969)	110,895
Proceeds from note payable	450,000	300,000
Payments on long-term debt	(122,650)	(146,402)
Net cash used in financing activities	(139,667)	(58,775)
Net increase (decrease) in cash and cash equivalents	82,226	(362,798)
Cash and cash equivalents at beginning of period	131,631	449,075
Cash and cash equivalents at end of period	$213,857	$86,277

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2003 and 2002

(Unaudited)

(1)                                 General

The accompanying unaudited consolidated financial statements of Austins Steaks & Saloon, Inc. (“Austins” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year because, among other things, the dining habits of the Company’s customers cannot be certain.  The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(2)                                 Goodwill and Other Intangible Assets

The Company conforms to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

The changes in the net carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2003 are as follows:

Segment	Goodwill at January 1, 2003	Impairment losses	Goodwill at March 31, 2003
Company-operated restaurants	$4,310,200	—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	—	$4,310,200

The changes in the net carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2002 are as follows:

Segment	Goodwill at January 1, 2002	Impairment Losses	Goodwill at March 31, 2002
Company-operated restaurants	$4,310,200	—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	—	$4,310,200

Amortizing Intangible Assets

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

		As of March 31, 2003
	Gross carrying amount	Weighted average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$5,830,232

Aggregate amortization expense for amortizing intangible assets for the three-month period ended March 31, 2003 was $157,574.  Estimated amortization expense is $630,295 per year.

(3)                                 Earnings Per Share and Stock Option Plan

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for shares of common stock were not included in computing diluted earnings per share for the three month periods ended March 31, 2003 and 2002 because these effects are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
Three-months ended March 31, 2003

Net income - basic and diluted	$86,373	12,150,099	$0.01

Three-months ended March 31, 2002

Net income - basic and diluted	$239,779	12,178,800	$0.02

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123.  SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results.  The Company had no stock-based employee compensation expense using either the intrinsic-value method or the fair-value method for the three-months ended March 31, 2003 and 2002.

(4)                                 Reportable Segments

The Company has defined two reportable segments: Company-operated restaurants and franchising and other.  The Company-operated restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  The franchising and other segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through March 31, 2003, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months Ended March 31,
	2003	2002

Revenues from reportable segments:
Restaurants	$3,635,870	6,452,377
Franchising and other	1,270,564	1,476,844

Total revenues	$4,906,434	7,929,221

Depreciation and amortization:
Restaurants	128,324	258,606
Franchising and other	183,474	185,474

Total depreciation and amortization	$311,798	444,080

Interest expense:
Restaurants	112,941	124,031
Franchising and other	6,358	9,853

Total interest expense	$119,299	133,884

Interest income:
Restaurants	22,843	6,581
Franchising and other	722	563

Total interest income	$23,565	7,144

Income (loss) before income tax expense:
Restaurants	(145,348)	(45,770)
Franchising and other	286,638	433,834
Total income before income tax expense	$141,290	388,064

	March 31, 2003	March 31, 2002
Gross fixed assets:
Restaurants	6,531,194	12,150,784
Franchising and other	1,448,915	1,552,735

Total gross fixed assets	$7,980,109	13,703,519

Expenditures for fixed assets:
Restaurants	7,891	62,750
Franchising and other	—	14,799

Total expenditures for fixed assets	$7,891	77,549

(5)                                 Contingencies

The Company executed a series of Master Lease Agreements (Agreements) relating to 25 franchised properties.  Paragraph 47 of each of the Agreements provides that no contractual rights exist between the Company and lessor until both parties have executed and delivered the Agreements.  The lessor has never delivered executed Agreements to the Company.  The Agreements provide for rental payments from the Company to the Lessor, in the same amount as the Company is entitled from the franchisees who have leased the properties from the Company.  During 2002, seven of these properties were closed and the franchisee discontinued making lease payments to the Company.  During the three month period ended March 31, 2003, two additional properties were closed and these franchisees also discontinued making lease payments to the Company.  In turn, the Company discontinued making lease payments for these nine properties to the lessor.  As of March 31, 2003, a total of approximately $489,000 of lease payments had not been made by either party.  The original lease payments remaining for these nine properties for the period from April 1, 2003 through December 31, 2005 (the end of the lease term) approximates $2.1 million.

The Company is in discussion with the lessor of the properties to resolve rental payments claimed by the lessor under the Agreements.  While it is not possible at this time to determine the outcome of these discussions, the Company has claims against the lessor which it believes will at least offset any lease payments claimed by the lessor.  Accordingly, no amount has been accrued at March 31, 2003.

Of the remaining 16 locations, 11 are currently making their lease payments to the Company and the Company is in turn making payments to the lessor and 5 others are making their payments directly to the lessor.  There can be no assurance that these franchisees will continue to make their lease payments in the future.

The Company is also a guarantor on three lease agreements for restaurants which the Company originally operated, but which were sold in 2002.  The total monthly payments on these leases are $20,680 through September 30, 2012, and payments are due from the Company if the lessee is unable to fulfill its obligation to the lessor.  At March 31, 2003 it is not probable that the Company will be required to make payments under the guarantee.  Thus, no liability has been accrued related to the Company’s obligation under this agreement.

The Company filed an action in the First Judicial District Court for the Parish of Caddo, Louisiana in October, 2001, against Kenneth A. Greenway, and others as owners and lessors of five restaurant locations requesting (1) lessors to allow a sublease according to terms of the lease; (2) payment of lease revenues due to the Company from Mr. Greenway for billboards located on three of the restaurant locations; (3) to reimburse the Company for damages incurred as a result of lessors’ breach of a warranty within the lease that the equipment was in normal operating condition with no major repairs required; and (4) to make repairs required as a result of hail damage for which lessor has collected insurance proceeds and cash payments from the Company.

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company departed when the lease expired on September 30, 2002.  Mr. Greenway alleged that the Company failed to maintain the properties in first class condition.  Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company filed a writ with the Louisiana Supreme Court, which was rejected.

In January 2003, Mr. Greenway amended his counterclaim seeking damages for an alleged failure by the Company to deliver the properties, at eviction, in the condition in which the properties had been maintained at the inception of the lease.  Mr. Greenway has also alleged that the Company removed numerous items from the leased premises and has refused to return these items.  Company management believes the Company completed any necessary repairs before leaving the leased premises.

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail on their claims regarding the condition and equipment of the premises, those costs would be approximately offset by the Company’s claims against lessors.  Management does not anticipate a material effect upon its financial condition, results of operations or liquidity as a result of this litigation.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company operated and franchised a total of 181 restaurants located in 22 states, including 7 Company-owned and 174 franchise restaurants as of March 31, 2003.  The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

Results of Operations

Net income for the three-month period ended March 31, 2003 was $86,373 compared to net income of $239,779 for the three-month period ended March 31, 2002.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three-Months Ended March 31,
	2003	2002
Revenues:
Company-operated restaurants	74.1%	81.4%
Franchise royalties and fees	23.7	17.2
Other sales	2.2	1.4
Total revenues	100.0	100.0

Costs and expenses:
Cost of company-operated restaurants	52.5	56.2
Cost of franchise operations	6.7	6.5
Other cost of operations	1.7	1.1
Restaurant operating expenses	17.5	19.2
General and administrative	10.6	5.1
Depreciation and amortization	6.4	5.6
Total costs and expenses	95.4	93.7

Income from operations	4.6	6.3

Other income (expense)	(1.7)	(1.4)

Income before income tax expense	2.9	4.9

Income tax expense	1.1	1.9
Net income	1.8%	3.0%

	Three-Months Ended March 31,
	2003	2002
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	7	17
Opened	—	—
Closed	—	—
Franchised	—	3
End of period	7	14

Number of U.S. Franchised Restaurants:
Beginning of period	186	215
Opened	—	4
Closed	12	7
End of period	174	212

Revenues

Company-operated restaurant revenues decreased $2.8 million (43.7%) to $3.6 million for the three-months ended March 31, 2003 as compared to $6.4 million for the comparable three-month period ended March 31, 2002.  The decrease is primarily attributable to the closure of under-performing company restaurants during 2002, and the transfer of certain company-operated restaurants to franchise units during 2002, resulting in seven fewer company-operated restaurants at March 31, 2003 as compared to March 31, 2002.

Franchise and other revenues decreased 14.0% to $1.3 million for the three-months ended March 31, 2003 as compared to $1.5 million for the comparable three-month period ended March 31, 2002.  The decrease is attributable to fewer franchised units in the system at March 31, 2003 as compared to March 31, 2002.

Costs and Expenses

Cost of company-operated restaurants, consisting primarily of food, beverage, and employee costs decreased $1.9 million (42.1%) to $2.6 million for the three-months ended March 31, 2003 from $4.5 million for the three-months ended March 31, 2002.  These costs decreased as a percentage of total revenues from 56.2% in 2002 to 52.5% in 2003. The decrease is due to fewer company restaurants in 2003 due to the closing of under-performing company restaurants during 2002 and the franchising of three units during 2002.

Cost of franchise operations and other cost of operations was $414,000 (8.4%) for the three-months ended March 31, 2003 compared to $608,000 (7.6%) in 2002. The decrease is attributable to fewer franchised units in the system at March 31, 2003 as compared to March 31, 2002.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the company-operated restaurants, decreased $664,000 (43.6%) for the three-month period ended March 31, 2003 versus the prior year’s comparable period. These expenses as a percentage of total revenues decreased to 17.5% in 2003 compared to 19.2% in 2002 for the comparable period due to the closing of under performing company restaurants.

For the three months ended March 31, 2003 and 2002, general and administrative expenses were $518,000 and $406,000, respectively and as a percentage of total revenue were 10.6% and 5.1%, respectively. The increase is primarily due to investment banker consulting fees and also legal fees associated with litigation matters during the first quarter of 2003.

Depreciation and amortization expense was $132,000 (29.8%) less for the three-months ended March 31, 2003 versus the three-month period ended March 31, 2002 due to the closing or franchising of under-performing company-operated restaurants and retirement of their related long-lived assets.

Other Income (Expense)

Interest expense decreased $15,000 for the three-months ended March 31, 2003 versus the three-month period ended March 31, 2002 due to a lower average principal outstanding balance as well as lower interest rates in 2003.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 38.9% and 38.2% for the three-month periods ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company has operated with negative working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders.

Cash flows provided by operating activities was $230,000 in 2003 compared to cash used in operating activities of $226,000 in 2002. During 2002, cash flows used by operations were primarily due to a $1.0 million decrease in accounts payable and accrued expenses offset by net income of $240,000 and depreciation and amortization of $444,000. Net cash used by investing activities of $8,000 in 2003 and $78,000 in 2002, was for capital expenditures related to property and equipment.  Net cash used in financing activities of $140,000 in 2003 was primarily for payments of the credit line note payable and long-term debt offset by loan proceeds of $450,000. During 2002, the cash used in financing activities was primarily due to payments of long-term debt offset by loan proceeds of $300,000 and draws on the credit line note payable of $111,000.

The Company utilizes its existing line of credit to provide additional short-term funding.  Management reviews available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, management believes existing financing provides adequate funding.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets of businesses acquired.  The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

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

Impact of Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

The adoption of SFAS No. 146 did not have any impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition of voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.  The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued Interpretation (FIN) No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation did not have any impact on the Company’s consolidated financial position, results of operations or cash flows of the Company.

As of March 31, 2003, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of March 31, 2003, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to interest rates.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at March 31, 2003 (dollars in thousands):

EXPECTED MATURITY DATE

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value
Credit Line Note Payable
Variable Rate	$228	—	—	—	—	—	$228	$228
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Note Payable to Bank
Variable Rate	$450	—	—	—	—	—	$450	$450
Average Interest Rate	4.75%	—	—	—	—	—	4.75%	—
Long-term debt
Fixed Rate	$497	$530	$505	$522	$361	$2,045	$4,910	$5,264
Average Interest Rate	9.94%	9.93%	9.94%	9.94%	10.02%	10.07%	10.00%

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Operating Officer who is also the Company’s Chief Financial Officer.  Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

The Company filed an action in the First Judicial District Court for the Parish of Caddo, Louisiana in October, 2001, against Kenneth A. Greenway, and others as owners and lessors of five restaurant locations requesting (1) lessors to allow a sublease according to terms of the lease; (2) payment of lease revenues due to the Company from Mr. Greenway for billboards located on three of the restaurant locations; (3) to reimburse the Company for damages incurred as a result of lessors’ breach of a warranty within the lease that the equipment was in normal operating condition with no major repairs required; and (4) to make repairs required as a result of hail damage for which lessor has collected insurance proceeds and cash payments from the Company.

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company departed when the lease expired on September 30, 2002.  Mr. Greenway alleged that the Company failed to maintain the properties in first class condition.  Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company filed a writ with the Louisiana Supreme Court, which was rejected.

In January 2003, Mr. Greenway amended his counterclaim seeking damages for an alleged failure by the Company to deliver the properties, at eviction, in the condition in which the properties had been maintained at the inception of the lease.  Mr. Greenway has also alleged that the Company removed numerous items from the leased premises and have refused to return these items.  Company management believes the Company completed any necessary repairs before leaving the leased premises.

Management believes that the Company has meritorious claims against the lessors as a results of its litigation and that even if the lessors were to prevail on their claims regarding the condition and equipment of the premises, those costs would be approximately offset by the Company’s claims against lessors.  Management does not anticipate a material effect upon its financial condition, results of operations or liquidity as a result of this litigation.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 2.             Change in Securities and Use of Proceeds – N/A

Item 3.             Defaults Upon Senior Securities – N/A

Item 4.  Submission of Matters to a Vote of Security Holders – N/A

Item 5.             Other Information – N/A

Item 6.  Exhibits and Reports on Form 8-K –

a)              Exhibits:

99.1 Officer’s Certification pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

b)             Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Austins Steaks & Saloon, Inc.

Date: May 15, 2003	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Chief Operating Officer and Chief Financial Officer

SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I  Robyn B. Mabe, Chief Operating Officer (Principal Executive Officer) and Chief Financial Officer certify that:

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

4.                                       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and I have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.                                       I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Chief Operating Officer and Chief Financial Officer