Form 10-Q
period 2003-06-30
AUSTINS STEAKS & SALOON INC
filed 2003-08-14
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

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

As of August 14, 2003, there were 12,150,099 shares of  Common stock outstanding.

AUSTINS STEAKS & SALOON, INC.

Form 10-Q Index

Six Months Ended June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$727,860	$131,631
Trade accounts receivable, net of allowance for doubtful accounts of $341,892 in 2003 and $379,887 in 2002	961,093	1,086,180
Current installments of notes receivable	193,532	203,821
Other receivables	78,959	95,527
Inventories	109,570	95,457
Prepaid expenses	387,314	328,321
Income taxes refundable	—	47,198
Deferred income taxes	274,026	274,026
Total current assets	2,732,354	2,262,161
Notes receivable, less allowance for doubtful accounts of $47,595 in 2003 and 2002, excluding current installments	1,232,080	1,286,906
Property and equipment, net	3,222,662	3,443,380
Franchise royalty contracts, net of accumulated amortization of $5,987,806 in 2003 and $5,672,658 in 2002	3,466,625	3,781,773
Goodwill, net of accumulated amortization of $2,513,602 in 2003 and 2002	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $87,551 in 2003 and $72,020 in 2002	102,752	118,283
Deferred income taxes	1,480,174	1,480,174
Assets held for sale	730,082	1,200,000
Other assets, net	189,605	156,548
	$17,466,534	$18,039,425
Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$9,241	$346,351
Credit line note payable to bank	—	363,180
Note payable to bank	300,000	—
Current installments of long-term debt	486,746	507,590
Accounts payable	1,163,195	1,328,813
Accrued expenses and other	585,558	896,497
Income taxes payable	147,993	—
Total current liabilities	2,692,733	3,442,431
Long-term debt, excluding current installments	3,847,062	4,074,589
Total liabilities	6,539,795	7,517,020
Stockholders’ equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,150,099 shares in 2003 and 2002	121,501	121,501
Additional paid-in capital	8,674,846	8,674,846
Retained earnings	2,130,392	1,726,058
Total stockholders’ equity	10,926,739	10,522,405
Commitments and contingencies
	$17,466,534	$18,039,425

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues:
Company-operated restaurants	$4,397,448	$6,726,458	$8,033,318	$13,178,835
Franchise operations	1,235,046	1,386,881	2,398,449	2,748,699
Other	110,960	112,842	218,121	227,868

Total revenues	5,743,454	8,226,181	10,649,888	16,155,402

Costs and expenses:
Cost of company-operated restaurants	2,919,393	4,503,773	5,497,618	8,957,337
Cost of franchise operations	359,469	478,299	690,324	997,631
Other cost of operations	83,111	80,682	166,497	169,085
Restaurant operating expenses	882,431	1,504,175	1,740,357	3,026,146
General and administrative	581,214	640,026	1,099,646	1,045,555
Depreciation and amortization	315,766	452,851	627,564	896,931
Closed company-operated restaurants	—	1,026,289	—	1,026,289

Total costs and expenses	5,141,384	8,686,095	9,822,006	16,118,974

Income (loss) from operations	602,070	(459,914)	827,882	36,428

Other income (expense):
Interest expense	(118,386)	(131,521)	(237,685)	(265,405)
Interest income	23,235	14,049	46,800	21,193
Other	3,967	181,389	15,179	199,851

	(91,184)	63,917	(175,706)	(44,361)
Income (loss) before income tax expense (benefit)	510,886	(395,997)	652,176	(7,933)

Income tax expense (benefit)	192,925	(151,255)	247,842	(2,970)

Net income (loss)	$317,961	$(244,742)	$404,334	$(4,963)

Earnings (loss) per share:
Basic	.03	(.02)	.03	.00
Diluted	.03	(.02)	.03	.00

See accompanying notes to consolidated financial statements

AUSTINS STEAKS & SALOON, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2003

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total

	Shares	Dollars

Balances, December 31, 2002	12,150,099	$121,501	$8,674,846	$1,726,058	$10,522,405

Net Income	—	—	—	404,334	404,334

Balances, June 30, 2003	12,150,099	$121,501	$8,674,846	$2,130,392	$10,926,739

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	June
	2003	2002
Cash flows from operating activities:
Net income (loss)	$404,334	$(4,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	296,885	551,550
Amortization of franchise royalty contracts and financing costs	330,679	345,381
Loss on disposal of fixed assets	351	—
Gain on sale of asset held for sale	(790)	—
Impairment of property and equipment	—	870,009
Provision for bad debts	7,545	35,000
(Increase) decrease in:
Trade accounts receivable	117,542	70,295
Notes receivable	65,115	27,150
Other receivables	16,568	7,674
Inventories	(14,113)	33,379
Prepaid expenses	(58,993)	(70,811)
Other assets	(33,057)	7,170
Income taxes refundable	47,198	—
Increase (decrease) in:
Accounts payable	(165,618)	(1,048,053)
Accrued expenses and other	(284,539)	(332,661)
Income taxes payable	147,993	51,346

Net cash provided by operating activities	877,100	542,466
Cash flows from investing activities:
Additions to property and equipment	(46,600)	(114,264)
Proceeds from sale of asset held for sale	414,390	—

Net cash provided by (used in) investing activities	367,790	(114,264)

Cash flows from financing activities:
Net decrease in bank overdraft	(337,110)	(337,230)
Net increase (decrease) in credit line note payable	(363,180)	110,895
Proceeds from note payable	450,000	—
Payments on note payable	(150,000)	—
Payments on long-term debt	(248,371)	(262,473)

Net cash used in financing activities	(648,661)	(488,808)

Net increase (decrease) in cash and cash equivalents	596,229	(60,606)

Cash and cash equivalents at beginning of period	131,631	449,075

Cash and cash equivalents at end of period	$727,860	$388,469

See accompanying notes to consolidated financial statements.

AUSTINS STEAKS & SALOON, INC.

Notes to Consolidated Financial Statements

 Six-Months Ended June 30, 2003 and 2002

(Unaudited)

(1)                                 General

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

The changes in the net carrying amount of goodwill, by reporting segment, for the six-month period ended June 30, 2003 are as follows:

Segment	Goodwill at January 1, 2003	Impairment Losses	Goodwill at June 30, 2003

Company-operated restaurants	$4,310,200	$—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	$—	$4,310,200

The changes in the net carrying amount of goodwill, by reporting segment, for the six-month period ended June 30, 2002 are as follows:

Segment	Goodwill at January 1, 2002	Impairment Losses	Goodwill at June 30, 2002

Company-operated restaurants	$4,310,200	—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	$—	$4,310,200

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

		As of June 30, 2003
	Gross Carrying Amount	Weighted average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$5,987,806

Aggregate amortization expense for amortizing intangible assets for the three-month and six-month periods ended June 30, 2003 was $157,574 and $ 315,148 respectively.  Estimated amortization expense is $630,295 per year.

(3)                                 Earnings Per Share and Stock Option Plan

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for shares of common stock were not included in computing diluted earnings per share for the three-month and six-month periods ended June 30, 2003 and 2002 because these effects are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three-months ended June 30, 2003

Net income – basic and diluted	$317,961	12,150,099	0.03

Three-months ended June 30, 2002

Net loss – basic and diluted	$(244,742)	12,178,800	(0.02)

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Six-months ended June 30, 2003

Net income - basic and diluted	$404,334	12,150,099	0.03

Six-months ended June 30, 2002

Net loss – basic and diluted	$(4,963)	12,178,800	0.00

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results.  The Company had no stock-based employee compensation expense using either the intrinsic-value method or the fair-value method for the three-month and six-month periods ended June 30, 2003 and 2002.

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through June 30, 2003, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three-Months Ended June 30,		Six-months Ended June 30,
	2003	2002	2003	2002

Revenues from reportable segments:

Restaurants	$4,397,448	6,726,458	8,033,318	13,178,835
Franchising and other	1,346,006	1,499,723	2,616,570	2,976,567

Total revenues	$5,743,454	8,226,181	10,649,888	16,155,402

Depreciation and amortization:
Restaurants	132,151	262,111	260,475	520,717
Franchising and other	183,615	190,740	367,089	376,214

Total depreciation and amortization	$315,766	452,851	627,564	896,931

Interest expense:
Restaurants	109,775	123,135	222,716	247,166
Franchising and other	8,611	8,386	14,969	18,239

Total interest expense	$118,386	131,521	237,685	265,405

Interest income:
Restaurants	22,658	12,300	45,501	18,881
Franchising and other	577	1,749	1,299	2,315

Total interest income	$23,235	14,049	46,800	21,193

Income (loss) before income tax expense (benefit):
Restaurants	191,237	(799,969)	45,889	(845,739)
Franchising and other	319,649	403,972	606,287	837,806
Total income (loss) before income tax expense (benefit)	$510,886	(395,997)	652,176	(7,933)

	June 30 2003	June 30, 2002

Gross fixed assets:
Restaurants	6,176,502	12,194,898
Franchising and other	1,450,978	1,545,336

Total gross fixed assets	$7,627,480	13,740,234

Expenditures for fixed assets:
Restaurants	44,537	106,864
Franchising and other	2,063	7,400

Total expenditures for fixed assets	$46,600	114,264

(5)                                 Contingencies

In January 2001, the Company executed a series of Master Lease Agreements (Agreements) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (hereinafter “Former Quincy’s”).  Signed copies of these Agreements (which were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America (the Lessor), to be legally binding) were never returned to the Company.  At the end of January 2002, there remained only 25 Former Quincy’s operated by Company franchisees, the Lessor having taken back, in 2001 and 2002, other restaurants previously operated by Company franchisees.

The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor.  However, the cost of any rental payments was passed on to the Company franchisees operating the properties.  During 2002, seven of the remaining 25 properties were closed and the franchisees discontinued making payments to the Company.  During the six-month period ended June 30, 2003, two additional properties were closed and these franchisees also discontinued making payments to the Company.  To the Company’s knowledge, as of June 30, 2003, a total of approximately $673,000 of rent payments had not been made by either the franchisees or the Company with regard to the above-referenced nine properties.  The Company disputes any liability for these amounts.

Rent for the nine properties for the period from July 1, 2003 through December 31, 2005 (the end of the lease term) according to the payment schedule set out in the Agreements, would approximate $1.96 million.  However, as noted above, the Lessor has never delivered executed Agreements to the Company.  Accordingly, on May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.

Consistent with this notice, the Company advised five franchisees to make any payments directly to the Lessor.  On eleven other properties the Company has become aware that the franchisees have elected to make their payments directly to the Lessor, and the Lessor has accepted these payments.  There can be no assurance that these franchisees will continue to make their lease payments in the future.

While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.  Nevertheless, the Company has claims against the Lessor which it believes will at least offset any lease payments claimed by the Lessor.  Accordingly, no amount has been accrued at June 30, 2003.

The Company is also a guarantor on three lease agreements for restaurants, which the Company originally operated, but which were sold in 2002.  The total monthly payments on these leases are $20,680 through September 30, 2012 and payments are due from the Company if the lessee is unable to fulfill its obligation to the lessor.  At June 30, 2003 it is not probable that the Company will be required to make payments under it guarantees.  Thus, no liability has been accrued related to the Company’s obligation under this agreement.

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

The Company-operated and franchised a total of 177 restaurants located in 22 states, including 7 Company-operated and 170 franchise restaurants as of June 30, 2003.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Results of Operations

Net income for the three-month and six-month periods ended June 30, 2003 was $317,961 and $404,334 as compared to net loss of ($244,742) and ($4,963) for the three-month and six-month periods ended June 30, 2002.   The net losses incurred in 2002 are primarily attributable to recording impairment and accrued expenses for five closed company-operated restaurants located in Louisiana.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Company-operated restaurants	76.6%	81.8%	75.5%	81.6%
Franchise operations	21.5	16.9	22.5	17.0
Other	1.9	1.3	2.0	1.4
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of company-operated restaurants	50.8	54.7	51.6	55.4
Cost of franchise operations	6.3	5.8	6.5	6.2
Other cost of operations	1.4	1.0	1.6	1.1
Restaurant operating expenses	15.4	18.3	16.3	18.7
General and administrative	10.1	7.8	10.3	6.5
Depreciation and amortization	5.5	5.5	5.9	5.6
Closed company-operated restaurants	—	12.5	—	6.3
Total costs and expenses	89.5	105.6	92.2	99.8
Income (loss) from operations	10.5	(5.6)	7.8	0.2

Other income (expense)	(1.6)	0.8	(1.7)	(0.2)

Income (loss) before income tax expense (benefit)	8.9	(4.8)	6.1	0.0

Income tax expense (benefit)	3.4	(1.8)	2.3	0.0
Net income (loss)	5.5%	(3.0)%	3.8%	0.0%

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	7	14	7	17
Opened	—	—	—	—
Closed	—	—	—	—
Franchised	—	—	—	3
End of period	7	14	7	14

Number of U.S. Franchised Restaurants:
Beginning of period	174	212	186	215
Opened	—	—	—	4
Closed	4	9	16	16
End of period	170	203	170	203

Revenues

Company-operated restaurant revenues decreased $2.3 million (34.6%) to $4.4 million for the three-month period ended June 30, 2003 as compared to $6.7 million for the comparable three-month period ended June 30, 2002.  Revenues for company-operated restaurants decreased $5.2 million (39.0%) to $8.0 million for the six-month period ended June 30, 2003 as compared to $13.2 million for the comparable six-month period ended June 30, 2002. The three-month and six-month decreases over the respective comparable prior periods is attributable to the closing of under-performing company restaurants and the transfer of certain company operations to franchise units during 2002.

Franchise and other revenues decreased 10.2% to $1.3 million for the three-month period ended June 30, 2003 as compared to $1.5 million for the comparable three-month period ended June 30, 2002.  Franchise and other revenues decreased 12.1% to $2.6 million for the six-month period ended June 30, 2002 as compared to $3.0 million for the comparable six-month period ended June 30, 2002.  The decrease is attributable to less franchised stores in the system during the period ended June 30, 2003 as compared to June 30, 2002.

Costs and Expenses

Cost of company-operated restaurants, consisting of food, beverage, and employee costs decreased $1.6 million (35.2%) to $2.9 million for the three-month period ended June 30, 2003 from $4.5 million for the comparable three-month period ended June 30, 2002.  These costs decreased as a percentage of total revenues from 54.7% in 2002 to 50.8% in 2003.  For the six-month period ended June 30, 2003, cost of company-operated restaurants decreased $3.5 million (38.6%) from $9.0 million in 2002 to $5.5 million in 2003. These costs decreased as a percent of total revenues from 55.4% in 2002 to 51.6% in 2003.  The decreases are due to fewer company-operated restaurants in 2003 due to the closing of under-performing company restaurants in 2002 and the franchising of three units in 2002.

Cost of franchise operations and other cost of operations was $443,000 (7.7%) for the three-month period ended June 30, 2003 compared to $559,000 (6.8%) in 2002.   For the six-month period ended June 30, 2003, cost of franchise operations and other cost of operations was $857,000 (8.1%) compared to $1.2 million (7.3%) for the six-month period ended June 30, 2002.  The decrease is attributable to less franchised stores in the system at June 30, 2003.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the company-operated restaurants, decreased $622,000 (41.3%) for the three-month period ended June 30, 2003 over prior year’s comparable period.  For the six-month period ended June 30, 2003 restaurant operating expenses decreased $1.3 million (42.5%) over the comparable prior period. The majority of the decrease is due to the closing and franchising of company-operated restaurants during 2002.  These expenses as a percentage of total revenues decreased to 15.4% and 16.3% in 2003 compared to 18.3% and 18.7% in 2002 for the three and six-month periods ended June 30, respectively.  The decrease is attributable to closing under-performing company operations.

For the three-month periods ended June 30, 2003 and 2002, general and administrative expenses were $581,000 and $640,000, respectively and as a percentage of total revenue were 10.1% and 7.8%, respectively.  For the six-month periods ended June 30, 2003 and 2002, general and administrative expenses were $1.1 million and $1.0 million respectively and as a percentage of total revenue were 10.3% and 6.5% respectively.  The increase for the six-month period ended June 30, 2003 over the comparable prior period is primarily due to additional legal fees incurred for litigation matters, as well as fees associated with reimbursement to shareholders in 2003 that were involved in the proxy contest and settlement in 2002.

Depreciation and amortization expense was $137,000 less for the three-month period ended June 30, 2003 compared to the comparable period in 2002 and $269,000 less for the comparable six-month period then ended primarily due to closings of under-performing company-operated restaurants and retirement of their related long-lived assets.

Closed company-operated stores expense of $1.0 million for the three and six-month periods ended June 30, 2002 is due to the impairment and accrued expenses recorded for five closed company-operated restaurants in the Louisiana market.

Other Income (Expense)

Interest expense decreased $13,000 and $28,000 for the three and six-month periods ended June 30, 2003 versus the comparable periods in 2002, due to a lower average principal outstanding balance as well as lower interest rates in 2003.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income Tax Expense (Benefit)

Income tax expense (benefit) is directly affected by the levels of pretax income (loss).  The Company’s effective tax rate of approximately 37.8% and 38.0% percent for the three and six-month periods ended June 30, 2003 is comparable to the rate of 38.2% and 37.4% for the same periods in 2002.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company has operated with negative working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flows, the utilization of lines of credit and long-term debt provided by various lenders.

Cash flows provided by operating activities was $877,000 in 2003 compared to $542,000 in 2002. During 2003, net cash provided by operating activities consisted primarily of net income of $404,000 and depreciation and amortization of $628,000, partially offset by a decrease in accounts payable and accrued expenses of $450,000.  During 2002, net cash provided by operating activities consisted of $897,000 of depreciation and amortization, and impairment of property and equipment of $870,000, partially offset by a decrease in accounts payable and accrued expenses of $1.4 million.  Net cash provided by investing activities of $368,000 in 2003 consisted of proceeds of $414,000 from the sale of a parcel of land offset by expenditures related to property and equipment. During 2002, net cash used in investing activities of $114,000 was for expenditures related to property and equipment.  Net cash used in financing activities of  $649,000 in 2003 was primarily for repayment of long-term debt, offset by proceeds of $450,000 from the issuance of a note payable. During 2002, net cash used in financing activities was primarily due to an increase in the line of credit of $111,000, offset by payments of long-term debt and a decrease in bank overdrafts.

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

Impact of Inflation

The impact of inflation on the costs of food and beverage product, labor and real estate can affect the Company’s operations.  Over the past few years, inflation has had a lesser impact on the Company’s operations due to the lower rates of inflation in the nation’s economy and economic conditions in the Company’s market areas.

Management believes the Company has historically been able to pass on increased costs through certain selected menu price increases and has offset increased costs by increased productivity and purchasing efficiencies, but there can be no assurance that the Company will be able to do so in the future.  Management anticipates that the average cost of restaurant real estate leases and construction costs could increase in the future which could affect the Company’s ability to expand.  In addition, mandated health care or additional increases in the federal or state minimum wages could significantly increase the Company’s costs of doing business.

Impact of Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition of voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.  The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

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

As of June 30, 2003, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of June 30, 2003, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to interest rates.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at June 30, 2003 (dollars in thousands):

EXPECTED MATURITY DATE

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value
Note Payable to Bank
Variable Rate	$300	—	—	—	—	—	$300	$300
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Long-term debt
Fixed Rate	$487	$530	$505	$522	$361	$1,929	$4,334	$5,106
Average Interest Rate	9.94%	9.93%	9.94%	9.94%	10.02%	10.07%	10.00%

Item 4.         Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Company’s Chief Operating Officer who is also the Company’s Chief Financial Officer.  Based upon their evaluation, the officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the

Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company to departed when the lease expired on September 30, 2002.  Mr. Greenway alleged that the Company failed to maintain the properties in first class condition.   Mr. Greenway won the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company filed a writ with the Louisiana Supreme Court, which was rejected.

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

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail on their claims regarding the condition and equipment of the premises, those costs would be approximately offset by the Company’s claims against the lessors.  Management does not anticipate a material effect upon its financial condition, results of operations, or liquidity as a result of this litigation.

Item 2.             Change in Securities and Use of Proceeds – N/A

Item 3.             Defaults Upon Senior Securities – N/A

Item 4.             Submission of Matters to a Vote of Security Holders – At the Annual Meeting of the Shareholders held June 24, 2003, the following persons were elected to the Board of Directors:

Nominees	Shares voted for	Shares voted against	Shares withheld

Paul C. Schorr, III	9,215,207	739,646	28,816
Thomas M. Hontzas	9,214,569	739,646	29,454
Stanley L. Bozeman, Jr.	8,181,799	739,646	1,062,224
William E. Proffitt	9,215,207	739,646	28,816
Jesse M. Harrington, III	9,214,569	739,646	29,454
A. Jones Yorke	9,215,207	739,646	28,816
Roger D. Sack	9,215,207	739,646	28,816
Titus W. Greene	9,214,569	739,646	29,454
Pat Vezertzis	9,214,569	739,646	29,454
J. Alan Cowart	8,756,799	739,646	487,224

The stockholder proposal, by the former President Victor F. Foti, to communicate all bona fide offers to the stockholders for a vote, was defeated:

	Shares voted for	Shares voted against	Shares withheld
Proposal to communicate all bona fide offers to the stockholders for a vote	1,031,852	7,047,207	60,768

Item 5.             Other Information – N/A

Item 6.             Exhibits and Reports on Form 8-K:

(a)          Exhibits:

31.1 Section 302 Certificate of Chief Executive Officer

31.2        Section 302 Certificate of Chief Financial Officer

32.1  Section 906 Officer’s Certification

32.2 Section 906 Officer’s Certification

(b)         Reports on Form 8-K

Form 8-K, May 15, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Austins Steaks & Saloon, Inc.

	By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Chief Financial Officer and Chief Operating Officer

Date: August 14, 2003