Form 10-Q
period 2003-09-30
WESTERN SIZZLIN CORP
filed 2003-11-14
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from               to

Commission file number 0-25366

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

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

As of November 14, 2003, there were 12,050,099 shares of the issuer’s common stock outstanding.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Form 10-Q Index

Nine Months Ended September 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,135,484	$131,631
Trade accounts receivable, net of allowance for doubtful accounts of $364,836 in 2003 and $379,887 in 2002	840,904	1,086,180
Current installments of notes receivable	188,344	203,821
Other receivables	51,292	95,527
Inventories	97,669	95,457
Prepaid expenses	297,831	328,321
Income taxes refundable	—	47,198
Deferred income taxes	274,026	274,026
Total current assets	2,885,550	2,262,161
Notes receivable, less allowance for doubtful accounts of $47,595 in 2003 and 2002, excluding current installments	1,190,909	1,286,906
Property and equipment, net	3,153,854	3,443,380
Franchise royalty contracts, net of accumulated amortization of $6,145,380 in 2003 and $5,672,658 in 2002	3,309,051	3,781,773
Goodwill, net of accumulated amortization of $2,513,602 in 2003 and 2002	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $91,600 in 2003 and $72,020 in 2002	98,703	118,283
Deferred income taxes	1,480,174	1,480,174
Assets held for sale	715,179	1,200,000
Other assets, net	212,483	156,548
	$17,356,103	$18,039,425
Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$—	$346,351
Credit line note payable to bank	—	363,180
Current installments of long-term debt	511,819	507,590
Accounts payable	989,460	1,328,813
Accrued expenses and other	708,864	896,497
Income taxes payable	295,031	—
Total current liabilities	2,505,174	3,442,431
Long-term debt, excluding current installments	3,692,913	4,074,589
Other liabilities	50,000	—
Total liabilities	6,248,087	7,517,020
Stockholders’ equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,050,099 shares in 2003 and 12,150,099 shares in 2002	120,501	121,501
Additional paid-in capital	8,607,663	8,674,846
Retained earnings	2,379,852	1,726,058
Total stockholders’ equity	11,108,016	10,522,405
Commitments and contingencies
	$17,356,103	$18,039,425

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenues:
Company-operated restaurants	$4,242,932	$5,870,739	$12,276,250	$19,049,574
Franchise operations	1,229,320	1,311,763	3,627,769	4,060,462
Other	102,670	117,351	320,791	345,219
Total revenues	5,574,922	7,299,853	16,224,810	23,455,255

Costs and expenses:
Cost of Company-operated restaurants	2,857,604	4,043,666	8,355,222	13,001,003
Cost of franchise operations	430,586	490,308	1,120,910	1,487,939
Other cost of operations	77,503	86,679	244,000	255,764
Restaurant operating expenses	886,490	1,416,167	2,626,847	4,442,313
General and administrative	508,860	905,935	1,608,506	1,951,490
Depreciation and amortization	317,920	411,246	945,484	1,308,177
Closed Company-operated restaurants	—	568,997	—	1,595,286
Total costs and expenses	5,078,963	7,922,998	14,900,969	24,041,972
Income (loss) from operations	495,959	(623,145)	1,323,841	(586,717)

Other income (expense):
Interest expense	(109,209)	(123,500)	(346,894)	(388,905)
Interest income	23,927	7,112	70,727	28,305
Other	(8,322)	125,569	6,857	325,420
	(93,604)	9,181	(269,310)	(35,180)
Income (loss) before income tax expense (benefit)	402,355	(613,964)	1,054,531	(621,897)
Income tax expense (benefit)	152,895	(233,430)	400,737	(236,400)
Net income (loss)	$249,460	$(380,534)	$653,794	$(385,497)

Earnings (loss) per share:
Basic	$.02	(.03)	.05	(.03)
Diluted	$.02	(.03)	.05	(.03)

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2003

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Dollars

Balances, December 31, 2002	12,150,099	$121,501	$8,674,846	$1,726,058	$10,522,405

Net Income	—	—	—	653,794	653,794

Repurchase of common stock	(100,000)	(1,000)	(67,183)	—	(68,183)

Balances, September 30, 2003	12,050,099	$120,501	$8,607,663	$2,379,852	$11,108,016

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	September
	2003	2002
Cash flows from operating activities:
Net income (loss)	$653,794	$(385,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	453,182	789,623
Amortization of franchise royalty contracts and financing costs	492,302	518,554
Loss on disposal of fixed assets	351	—
Gain on sale of asset held for sale	(790)	—
Impairment of property and equipment	—	826,286
Closed Company-operated restaurants expense accrual	—	500,000
Provision for bad debts	37,545	65,000
(Increase) decrease in:
Trade accounts receivable	207,731	68,109
Notes receivable	111,474	60,871
Other receivables	44,235	(5,981)
Inventories	(2,212)	43,311
Prepaid expenses	30,490	(50,277)
Other assets	(55,935)	7,530
Income taxes refundable	47,198	(257,962)
Increase (decrease) in:
Accounts payable	(339,353)	(1,216,981)
Accrued expenses and other	(161,233)	186,492
Income taxes payable	295,031	—
Other liabilities	50,000	—
Net cash provided by operating activities	1,863,810	1,149,078

Cash flows from investing activities:
Additions to property and equipment	(119,186)	(136,235)
Proceeds from sale of assets held for sale	414,390	—
Net cash provided by (used in) investing activities	295,204	(136,235)

Cash flows from financing activities:
Net decrease in bank overdraft	(346,351)	(390,794)
Net increase (decrease) in credit line note payable	(363,180)	74,400
Proceeds from note payable	450,000	—
Payments on note payable	(450,000)	—
Payments on long-term debt	(377,447)	(373,032)
Payments of dividends on common stock	—	(365,364)
Repurchase of common stock	(68,183)	—
Net cash used in financing activities	(1,155,161)	(1,054,790)
Net increase (decrease) in cash and cash equivalents	1,003,853	(41,947)
Cash and cash equivalents at beginning of period	131,631	449,075
Cash and cash equivalents at end of period	$1,135,484	$407,128

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Notes to Consolidated Financial Statements

Nine-Months Ended September 30, 2003 and 2002

(Unaudited)

(1)                                 General

The accompanying unaudited consolidated financial statements have been prepared by Western Sizzlin Corporation
(formerly Austin Steaks & Saloon, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year because, among other things, the dining habits of the Company’s customers cannot be certain.  The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

The changes in the net carrying amount of goodwill, by reporting segment, for the nine-month period ended September 30, 2003 are as follows:

Segment	Goodwill at January 1, 2003	Impairment Losses	Goodwill at September 30, 2003

Company-operated restaurants	$4,310,200	$—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	$—	$4,310,200

The changes in the net carrying amount of goodwill, by reporting segment, for the nine-month period ended September 30, 2002 are as follows:

Segment	Goodwill at January 1, 2002	Impairment Losses	Goodwill at September 30, 2002

Company-operated restaurants	$4,310,200	$—	$4,310,200
Franchise operations	—	—	—
Total	$4,310,200	$—	$4,310,200

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

		As of September 30, 2003
	Gross Carrying Amount	Weighted average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	6,145,380

Aggregate amortization expense for amortizing intangible assets for the three-month and nine-month periods ended September 30, 2003 was $157,574 and $472,722 respectively.  Estimated amortization expense is $630,295 per year.

(3)                                 Earnings Per Share and Stock Option Plan

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for shares of common stock were not included in computing diluted earnings per share for the three-month and nine-month periods ended September 30, 2003 and 2002 because these effects are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Weighted Income (Loss) (Numerator)	Earnings Average Shares (Denominator)	(Loss) Per Share Amount
Three-months ended September 30, 2003

Net income - basic and diluted	$249,460	12,129,446	$.02

Three-months ended September 30, 2002

Net loss - basic and diluted	$(380,534)	12,178,800	$(.03)

	Weighted Income (Loss) (Numerator)	Earnings Average Shares (Denominator)	(Loss) Per Share Amount
Nine-months ended September 30, 2003

Net income - basic and diluted	$653,794	12,143,139	$.05

Nine-months ended September 30, 2002

Net loss - basic and diluted	$(385,497)	12,178,800	$(.03)

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures, in both annual and interim financial statements, about the method of accounting for stock-based compensation and the effect of the method on reported results.  During the three-month period ended September 30, 2003 the Company issued stock options to an officer of the Company to purchase 75,000 shares of the Company’s common stock at $0.88 per share.  The options vest after eighteen months of employment.

The Company had no stock-based employee compensation expense using the intrinsic-value method for the three-month and nine-month periods ended September 30, 2003 and 2002.

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through September 30, 2003, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three-Months Ended September 30,		Nine-months Ended September 30,
	2003	2002	2003	2002

Revenues from reportable segments:
Company-operated Restaurants	$4,242,932	5,870,739	12,276,250	19,049,574
Franchising and other	1,331,990	1,429,114	3,948,560	4,405,681

Total revenues	$5,574,922	7,299,853	16,224,810	23,455,255

Depreciation and amortization:
Company-operated Restaurants	133,982	225,231	394,457	745,948
Franchising and other	183,938	186,015	551,027	562,229

Total depreciation and amortization	$317,920	411,246	945,484	1,308,177

Interest expense:
Company-operated Restaurants	106,717	118,280	329,433	365,446
Franchising and other	2,492	5,220	17,461	23,459

Total interest expense	$109,209	123,500	346,894	388,905

Interest income:
Company-operated Restaurants	23,486	6,942	68,987	25,823
Franchising and other	441	170	1,740	2,482

Total interest income	$23,927	7,112	70,727	28,305

Income (loss) before income tax expense (benefit):
Company-operated Restaurants	117,605	(732,648)	163,494	(1,580,387)
Franchising and other	284,750	118,684	891,037	958,490
Total income (loss) before income tax expense (benefit)	$402,355	(613,964)	1,054,531	(621,897)

	September 30, 2003	September 30 2002
Gross fixed assets:
Company-operated Restaurants	6,241,972	12,341,111
Franchising and other	1,457,607	1,565,347

Total gross fixed assets	$7,699,579	13,906,458

Expenditures for fixed assets:
Company-operated Restaurants	110,005	116,224
Franchising and other	9,181	20,011

Total expenditures for fixed assets	$119,186	136,235

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

The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor.  However, the cost of any rental payments was passed on to the Company franchisees operating the properties.  During 2002, seven of the remaining 25 properties were closed and the franchisees discontinued making payments to the Company.  During the nine-month period ended September 30, 2003, two additional properties were closed and these franchisees also discontinued making payments to the Company.  To the Company’s knowledge, as of September 30, 2003, a total of approximately $859,000 of rent payments had not been made by either the franchisees or the Company with regard to the above-referenced nine properties.  The Company disputes any liability for these amounts.

Rent for the nine properties for the period from October 1, 2003 through December 31, 2005 (the end of the lease term) according to the payment schedule set out in the Agreements, would approximate $1.78 million.  However, as noted above, the Lessor has never delivered executed Agreements to the Company.  Accordingly, on May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.

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

While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.  Nevertheless, the Company has claims against the Lessor which it believes will at least offset the significant portion of any claim by the Lessor.  Accordingly, no amount has been accrued at September 30, 2003.

The Company is also a guarantor on three lease agreements for restaurants, which the Company originally operated, but which were sold in 2002.  The total monthly payments on these leases are $20,680 through September 30, 2012 and payments are due from the Company if the lessee is unable to fulfill its obligation to the lessor.  At September 30, 2003 it is not probable that the Company will be required to make payments under its guarantees.  Thus, no liability has been accrued related to the Company’s obligation under this agreement.

The Company is also the guarantor of a lease agreement in Lincoln, NE with monthly rentals of approximately $8,200 per month. The lease agreement, which runs through February 2014, was assigned by the Company to a third party in March 1998. The Assignee, and its subsequent Assignee, have failed to make recent monthly rental payments and payment of property taxes, and association dues on the premises.  The Landlord has taken possession of the premises and is obligated to and is attempting to find a replacement tenant.  Nevertheless, the Landlord made a demand upon all parties in September 2003, including the Assignees and the Company as Guarantor, to pay accrued but unpaid obligations under the lease and Guaranty of $30,494 as of September 30, 2003.  The Landlord has threatened litigation to collect these amounts.  The Company’s maximum exposure for the period from October 1, 2003 through February 2014 includes rent of approximately $1,000,000 plus any unpaid property taxes and association dues.  In the event of litigation, the Company would have a claim against the Assignees for any accrued but unpaid obligations under the lease and Guaranty for which the Company may be found liable.  No amount has been accrued at September 30, 2003, as the amount of loss, if any, cannot be reasonably estimated.

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

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company departed when the lease expired on September 30, 2002.  Mr. Greenway alleged that the Company failed to maintain the properties in first class condition.  Mr. Greenway prevailed on his counterclaim the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company filed a writ with the Louisiana Supreme Court, which was rejected.

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

The Company’s claims and the defendant’s counterclaim for alleged damage are proceeding through the pretrial discovery phase.  The District Court has recently rejected cross-motions for summary judgement with regard to the right to certain billboard revenue generated by the premises.

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

During the third quarter, the Company received an asserted claim of $538,000 by e-mail transmission from a previous vendor associated with the Quincy’s transaction during 2000 and 2001 no legal action has been filed.  The Company feels it has no liability and will defend vigorously if necessary.

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

The Company operated and franchised a total of 171 restaurants located in 22 states, including seven Company-operated restaurants and 164 franchised restaurants as of September 30, 2003.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Results of Operations

Net income for the three-month and nine-month periods ended September 30, 2003 was $249,460 and $653,794 as compared to net loss of ($380,534) and ($385,497) for the three-month and nine-month periods ended September 30, 2002.  The net losses incurred in 2002 are primarily attributable to the following: recording impairment and expenses for the five closed Company-operated restaurants located in Louisiana, totaling $69,000 and $1,095,000 for the three-month and nine-month periods ended September 30, 2002; recording impairment and expenses on the five Austins locations totaling $500,000 for the three-month and nine-month periods ended September 30, 2002; and expenses totaling approximately $453,000 for the three-month and nine-month periods ended September 30, 2002 related to the dissident group of four shareholders seeking to replace six of the Company’s board of directors.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Company-operated restaurants	76.1%	80.4%	75.7%	81.2%
Franchise operations	22.0	18.0	22.4	17.3
Other	1.9	1.6	1.9	1.5
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of Company-operated restaurants	51.3	55.4	51.5	55.4
Cost of franchise operations	7.7	6.7	6.9	6.4
Other cost of operations	1.4	1.2	1.5	1.1
Restaurant operating expenses	15.9	19.4	16.2	18.9
General and administrative	9.1	12.4	9.9	8.3
Depreciation and amortization	5.7	5.6	5.8	5.6
Closed Company-operated restaurants	—	7.8	—	6.8
Total costs and expenses	91.1	108.5	91.8	102.5

Income (loss) from operations	8.9	(8.5)	8.2	(2.5)

Other income (expense)	(1.7)	0.1	(1.7)	(0.1)

Income (loss) before income tax expense (benefit)	7.2	(8.4)	6.5	(2.6)

Income tax expense (benefit)	2.7	(3.2)	2.5	(1.0)
Net income (loss)	4.5%	(5.2)%	4.0%	(1.6)%

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	7	14	7	17
Opened	—	—	—	—
Closed	—	3	—	3
Franchised	—	—	—	3
End of period	7	11	7	11

Number of U.S. Franchised Restaurants:
Beginning of period	170	203	186	215
Opened	—	1	—	2
Closed	6	12	22	28
Franchised	—	—	—	3
End of period	164	192	164	192

Revenues

Company-operated restaurants revenue decreased $1.6 million (27.7%) to $4.3 million for the three-month period ended September 30, 2003 as compared to $5.9 million for the comparable three-month period ended September 30, 2002.  Revenues for Company-operated restaurants decreased $6.8 million (35.6%) to $12.3 million for the nine-month period ended September 30, 2003 as compared to $19.1 million for the comparable nine-month period ended September 30, 2002. The three-month and nine-month decreases over the respective comparable prior periods is attributable to the closing of under-performing company restaurants and the transfer of certain company operations to franchise units during 2002.

Franchise and other revenues decreased 6.8% to $1.3 million for the three-month period ended September 30, 2003 as compared to $1.4 million for the comparable three-month period ended September 30, 2002.  Franchise and other revenues decreased 10.4% to $3.9 million for the nine-month period ended September 30, 2003 as compared to $4.4 million for the comparable nine-month period ended September 30, 2002.  The decrease is attributable to less franchised stores in the system at September 30, 2003 as compared to September 30, 2002.

Costs and Expenses

Cost of Company-operated restaurants, consisting of food, beverage, and employee costs decreased $1.2 million (29.3%) for the three-month period ended September 30, 2003 from $4.1 million in 2002 to $2.9 million in 2003 and as a percentage of total revenues from 55.4% in 2002 to 51.3% in 2003.  For the nine-month period ended September 30, 2003, cost of Company-operated restaurants decreased $4.6 million (35.7%) from $13.0 million in 2002 to $8.4 million in 2003 and as a percent of total revenues from 55.4% in 2002 to 51.5% in 2003.  The decreases are due to fewer Company-operated restaurants in 2003 due to the closing of under-performing Company restaurants in 2002 and the franchising of three units in 2002.

Cost of franchise operations and other cost of operations as a percentage of total revenues was 9.1% and $508,000 for the three-month period ended September 30, 2003 compared to 7.9% and $577,000 in 2002.  For the nine-month period ended September 30, 2003, cost of franchise operations and other cost of operations as a percentage of total revenues was 8.4% and $1.4 million compared to 7.5% and $1.7 million for the nine-month period ended September 30, 2002.  The decrease is attributable to less franchised stores in the system at September 30, 2003.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased $530,000 (37.4%) for the three-month period ended September 30, 2003 over prior year’s comparable period.  For the nine-month period ended September 30, 2003 restaurant operating expenses decreased $1.8 million (40.9%) over the prior year’s comparable period. The majority of the decrease is due to the closing and franchising of Company-operated restaurants during 2002.  These expenses as a percentage of total revenues decreased slightly to 15.9% and 16.2% in 2003 from 19.4% and 18.9% in 2002, respectively.  The decrease is attributable to closing under-performing Company operations.

For the three-month periods ended September 30, 2003 and 2002, general and administrative expenses were $509,000 and $906,000, respectively and as a percentage of total revenue were 9.1% and 12.4% respectively.  For the nine-month periods ended September 30, 2003 and 2002, general and administrative expenses were $1.6 million and $2.0 million respectively and as a percentage of total revenue were 9.9% and 8.3% respectively.  The decrease for the nine-month period ended September 30,2003 over the comparable prior period is primarily due to additional legal fees incurred for litigation matters, as well as fees associated with reimbursement to shareholders in 2003 that were involved in the proxy contest and settlement in 2002.

Depreciation and amortization expense decreased $93,000 for the three-month period ended September 30, 2003 versus the comparable period in 2002 and $363,000 for the nine-month period ended September 30 2003 versus the comparable period in 2002, primarily due to closings of under-performing Company-operated restaurants and retirement of their related long-lived assets.

Closed Company-operated restaurants expense of $569,000 and $1.6 million for the three-month and nine-month periods ended September 30, 2002 is due to the impairment and accrued expenses recorded for the five locations in the Louisiana market and four locations run as Austins Steak & Saloon in Omaha, Nebraska and one location in Scottsdale, Arizona.

Other Income (Expense)

Interest expense decreased $14,000 and $42,000 for the three-month and nine month periods ended September 30, 2003 versus the comparable period in 2002 due to a lower average principal outstanding balance comparing the respective periods and to lower interest rates in 2003.  Interest income fluctuates according to the levels of available and investable cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income Tax Expense (Benefit)

Income tax expense (benefit) is directly affected by the levels of pretax income (loss).  The Company’s effective tax rate was approximately 38.0% for the three-month and nine-month periods ended September 30, 2003 and 2002.

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

Cash flows provided by operating activities were $1.9 million in 2003 compared to $1.1 million in 2002. During the first nine months of 2003, depreciation and amortization of $945,000, net income of $654,000, increase in trade accounts receivable of $208,000 offset by decreases in accounts payables and accrued expenses of $501,000 were the major items.  During 2002, cash flows provided by operations were primarily due to a $1.2 million decrease in accounts payable and net loss of $(385,000), offset by depreciation and amortization of $1.3 million, impairment to property and equipment of $826,000, and closed Company-operated restaurants expense accrual of $500,000.  Net cash provided by investing activities of $295,000 in 2003 included $414,000 proceeds from the sale of an asset held for sale offset by expenditures related to property and equipment of $119,000.  Net cash used in investing activities of $136,000 in 2002 was primarily for expenditures related to property and equipment. Net cash used in financing activities of $1.2 million in 2003 was primarily for repayment of long-term debt, reduction of credit line and bank overdraft and repurchase of common stock.  Net cash used in financing activities of $1.1 million in 2002 was primarily for repayment of long-term debt and the payment of two cash dividends to shareholders during 2002 totaling $365,000 which included a dividend that was declared in 2001.

Management continues to review available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, management believes existing financing provides adequate funding.

CRITICAL ACCOUNTING POLICIES

Franchise Revenue

Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business.  Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis.

Trade Accounts and Notes Receivable and Allowance for Doubtful Accounts

In connection with franchise fees charged to our franchisees, we have trade accounts and notes receivable outstanding from our franchisees at any given time.  We review outstanding trade accounts and notes receivable monthly and record allowances for doubtful accounts as deemed appropriate for certain individual franchisees.  In determining the amount of allowance for doubtful accounts to be recorded, we consider the age of the receivable, the financial stability of the franchisee, discussions that may have been had with the franchisee and our judgement as to the overall collectibility of the receivable from that franchisee.

Franchise Royalty Contracts

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts balance over their remaining life can be recovered through indicated future operating cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of purchase price over fair vale of net assets of business acquired.  The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

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

Impact of Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  This

Statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition of voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.  The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

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

As of September 30, 2003, there are no new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of September 30, 2003, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to interest rates.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at September 30, 2003 (dollars in thousands):

EXPECTED MATURITY DATE

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$135	$532	$505	$522	$361	$2,150	$4,205	$4,947
Average Interest Rate	9.95%	9.94%	9.94%	9.94%	9.94%	10.06%	10.00%

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and the Chief Operating and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, from which the Company departed when the lease expired on September 30, 2002.  Mr. Greenway alleged that the Company failed to maintain the properties in first class condition.  Mr. Greenway prevailed on his counterclaim the lawsuit at the district court level and won an appeal to the second Circuit of the Louisiana State Court of Appeals in June 2002.  The Company filed a writ with the Louisiana Supreme Court, which was rejected.

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

The Company’s claims and the defendant’s counterclaim for alleged damage are proceeding through the pretrial discovery phase.  The District Court has recently rejected cross-motions for summary judgement with regard to the right to certain billboard revenue generated by the premises.

Management believes that the Company has meritorious claims against the lessors as a result of its litigation and that even if the lessors were to prevail on their claims regarding the condition and equipment of the premises, those costs would be approximately offset by the

Company’s claims against lessors.  Management does not anticipate a material effect upon its financial condition, results of operations or liquidity as a result of this litigation

Item 2.             Change in Securities and Use of Proceeds – N/A

Item 3.             Defaults Upon Senior Securities – N/A

Item 4.             Submission of Matters to a Vote of Security Holders – N/A

(See Form 8-K, filed October 1, 2003)

Item 5.             Other Information – N/A

Item 6.             Exhibits and Reports on Form 8-K –

a)              Exhibits:

31.1   Section 302 Certificate of Chief Executive Officer

31.2   Section 302 Certificate of Chief Financial Officer

32.1         Section 906 Officer’s Certification

32.2         Section 906 Officer’s Certification

b)             Reports on Form 8-K

Form 8-K, October 1, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.)

	By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Chief Financial Officer and Chief Operating Officer

Date: November 14, 2003