Form 10-K
period 2003-12-31
WESTERN SIZZLIN CORP
filed 2004-03-30
CIK 930686

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates (without admitting any person whose shares are not included in determining such value is an affiliate) was $9,720,079 based upon the closing price of these shares as reported by the OTC Nasdaq National Market on June 30, 2003.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 22, 2004 there were 11,908,571 shares of Common Stock outstanding.  The aggregate market value of the common shares held by non-affiliate was $7,502,400 based upon the closing price of these shares on March 22, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement expected to be filed on or before April 30, 2004 is hereby incorporated by reference to information required by Part III, Items 10-14.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

FORM 10-K

For the Fiscal Year Ended December 31, 2003

Part I

Item 1. Business

We make forward-looking statements in this report that are subject to risks and uncertainties.  These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  Our actual results could vary materially from those expressed in our forward-looking statements.

When we use the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “plan,” or similar expressions, we intend to identify forward-looking statements.  Forward-looking statements also include the assumptions that underlie such statements.  We assume no obligation to update any of our forward-looking statements.

You should not place undue reliance on these forward-looking statements because they depend on assumptions, data or methodology that may be incorrect or imprecise and we may not be able to realize them.

GENERAL

Western Sizzlin Corporation  (formerly Austins Steaks & Saloon Inc.) operates and/or franchises, WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet, Quincy Steakhouses and Market Street Buffet and Bakery concepts.  We changed our name to Western Sizzlin Corporation effective October 1, 2003, in connection with a merger of a wholly owned subsidiary into the Company.  Item 6 of this report sets forth further details on the name change and merger transaction.

As of December 31, 2003 we operated 7 Great American Steak & Buffet restaurants. In addition, approximately 100 franchisees operated 161 WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak and Buffet, Quincy Steakhouses and Market Street Buffet and Bakery restaurants.

Our restaurants are currently located in the states of Alabama, Arkansas, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia.

We are actively engaged in expansion and are looking to expand the franchise system in 2004 and beyond.

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

Restaurant Management and Employees

The management staff of a typical restaurant consists of one General Manager, one Assistant General Manager and one or two Associate Managers. Individual restaurants typically employ between 40 and 80 non-management hourly employees (a mix of both part-time and full-time workers), depending on restaurant size and sales volume.

The General Manager of a restaurant has responsibility for the day-to-day operation of a restaurant, acts independently to maximize restaurant performance, and follows company-established management policies. The General Manager makes personnel decisions and determines orders for produce and dairy products, as well as, centrally contracted food items and other supplies. Our management compensation program includes bonuses based on restaurant sales growth and operational profit performance.

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

Management Training

We have implemented strict operating standards. We maintain a strong standardized training process which plays a critical role in maintaining operational propriety. All management employees, including Assistant Managers, regardless of former experience, participate in a six to eight week formal course of training. Periodically, additional training is provided during each calendar year through a series of two to three day seminars, to provide the most current information on a variety of topics including sales building techniques, labor controls and food cost management. Non-management employees are generally trained at the local restaurant site.

Purchasing

We contract on behalf of the entire system through one to twelve month agreements with primary vendors and manufacturers.  This allows us to maximize our buying leverage based on volume and also works towards our goals of system-wide consistency.  We utilize velocity reports supplied by our various distributors to look for opportunities to consolidate our purchases resulting in cost of food savings.  Our stores are broken into areas based on geographical location.  While each store places their own orders with the various distributors, the most successful stores are the ones who support the areas and use the volume of the combined buying power to be as economically efficient as possible. We recently put together a national program with a broadline distributor based on agreed upon category margins that most stores can take advantage of if they choose.

Hours of Operation

Our restaurants are open seven days a week, typically from 11:00 a.m. to 10:00 p.m.

Franchise Operations

In addition to operating company-owned restaurants, the Company currently franchises with others to operate restaurants. The Company currently has approximately 100 franchisees operating 161 WesterN SizzliN, WesterN SizzliN Wood Grill, Market Street Buffet and Bakery and Great American Steak & Buffet restaurants in 22 states.

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

Trademarks

We believe our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. Following are marks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office: “WesterN SizzliN”, “WesterN SizzliN Steak House”, “WesterN”, “SizzliN”, “WesterN SizzliN Cow”, “WesterN SizzliN Steak & More”, “WesterN SizzliN County Fair Buffet and Bakery”, “Flamekist”, “Marshall”, “Gun Smoke”, “Six Shooter”, “Big Tex”, “Dude”, “Trailblazer”, “Ranger”, “Cheyenne”, “Colt 45”, “Cookin’ What America Loves Best”, “Great American Steak and Buffet Company”, “WesterN SizzliN Wood Grill and Buffet”, “WesterN SizzliN Wood Grill” and “Austins Steaks & Saloon”.

Employees

As of December 31, 2003, the Company employed approximately 450 persons, of whom approximately 400 were restaurant employees, 27 were restaurant management and supervisory personnel, and 23 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis.  None of the Company’s employees is covered by a collective bargaining agreement and the Company considers its employee relations to be good.

 Item 2. Properties

At December 31, 2003, the Company’s seven (7) currently operating restaurants are located in leased space ranging from 5,200 square feet to 10,000 square feet.  Leases are negotiated with initial terms of five to twenty years, with multiple renewal options.  All of the Company’s leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels.  Generally, the leases are net leases which require the company to pay the costs of insurance, taxes, and a pro rata portion of lessors’ common area costs.

The Company owns one restaurant location in Lawrenceville, Georgia, which is currently leased and is held for sale.

See discussion contained in Item 7 under “Operating Leases”, regarding certain lease properties with General Electric Franchise Finance Corporation.

The Company currently leases its executive office, approximately 10,550 square feet, which is located at 317 Kimball Avenue, NE, Roanoke, Virginia, 24016.  The Company plans to vacate these premises upon expiration of this lease in 2004.  The Company has identified alternative space at favorable leasing terms in the Roanoke, Virginia area and anticipates occupying this space in 2004.

Item 3.  Legal Proceedings

The Company filed an action in the First Judicial District Court for the Parish of Caddo, Louisiana in October 2001, against Kenneth A. Greenway, and others as owners and lessors of five restaurant locations seeking certain revenues due to the Company under the lease, and reimbursement for certain damages incurred as a result of lessor’s breach of certain warranties.  Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, and seeking damages for an alleged failure by the Company to deliver the properties, at eviction, in the condition in which the properties had been maintained at the inception of the lease.  Mr. Greenway also alleged that the Company removed numerous items from the leased premises and has refused to return these items.

On March 16, 2004 (“the settlement date”), Mr. Greenway and the Company signed a settlement agreement which requires the Company to make a cash payment of $110,000 within ten days of the settlement date and also issue a $115,000 note to Mr. Greenway payable monthly over twenty-four months, plus interest at 2.5%.  Accordingly, the Company has accrued $225,000 as of December 31, 2003.  As a result of this settlement, both parties will receive a final release from all claims under the original lease agreements.

The Company is a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200.  The lease agreement, which runs through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party.  The assignees have failed to make recent monthly rental, property tax, and association payments on the premises.  The Landlord has taken possession of the premises and is obligated to, and is attempting to, find a replacement tenant.

In November 2003, the Company was served with a complaint filed in the District Court of Lancaster County, Nebraska alleging default under various terms and provisions of the lease agreement and seeking collection of approximately $43,000 in unpaid rent, ad valorem real estate taxes and neighborhood association assessments as of that date.  The Company has asserted a claim against the assignees for any accrued but unpaid obligations under the lease and guaranty for which the Company may be found liable.  Accordingly, the Company filed a cross-claim against its assignee and a Third-Party Complaint against a subsequent assignee. The litigation is currently in the pretrial discovery phase, and motions for summary judgements have been filed by the plaintiff against all defendants, by the Company against its assignee and subsequent assignee, and by the Company’s assignee against its assignee. The Plaintiff has indicated that he would completely release the defendants for payment of $125,000.  In light of ongoing settlement discussions, the Company has accrued $50,000 as of December 31, 2003.  The Company’s maximum exposure through February 2014 includes rent of approximately $1 million plus any unpaid property taxes and association dues.

During 2003, the Company was notified of a claim by MBM Distributors (MBM) involving alleged amounts owed by the Company to MBM.  MBM has filed suit in Federal District Court in North Carolina and has recently served the Company with that complaint.  The complaint seeks damages in an amount in excess of $800,000.  The Company believes it has factual and legal defenses to most, if not all, of the claim and is prepared to defend this action vigorously.  While the Company believes it has a substantial likelihood of prevailing, MBM and the Company continue to discuss an informal resolution.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded on the Bulletin Board Section of NASDAQ under the symbol “WSZZ.”  The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on the Bulletin Board Section of NASDAQ:

Fiscal Years Ended December 31, 2003 and 2002	High	Low

First Quarter 2003	$0.51	$0.51

Second Quarter 2003	$0.80	$0.55

Third Quarter 2003	$0.75	$0.75

Fourth Quarter 2003	$0.65	$0.40

First Quarter 2002	$0.63	$0.35

Second Quarter 2002	$0.52	$0.32

Third Quarter 2002	$0.65	$0.57

Fourth Quarter 2002	$0.75	$0.52

As of March 22, 2004 there were approximately 150 stockholders of record.

The Board of Directors declared a cash dividend of $0.01 per share in December 2003.  The payment date was January 30, 2004.

Item 6.    Selected Financial Data

October 2003 Merger and Name Change

Effective October 21, 2003, the Company merged its wholly owned subsidiary, The WesterN SizzliN Corporation, a Delaware corporation, into Austins Steak and Saloon, Inc., with Austins, the Company, being the surviving entity.  At the same time, the Company changed its name to “Western Sizzlin Corporation” by amending its Certificate of Incorporation.  The amendment was approved by solicitation of written consents without a meeting pursuant to Section 288 of the General Corporation Laws of Delaware.  On September 30, 2003, the 60th day following the date of the first consent received, stockholders voting 6,495,149 shares or 53.4% of the outstanding common stock had submitted written consents to the action.

July 1999 Merger with Austins

Previously, on July 1, 1999, Austins merged with The Western Sizzlin Corporation  (“WesterN SizzliN”), a Tennessee corporation. As a result of that merger, the assets and business of WesterN SizzliN were owned by the Delaware subsidiary merged into the Company in 2003 as discussed above.

On June 30, 1999, each of the outstanding 2,700,406 shares of Austins common stock were split 1 for 3.135, leaving a total number of 861,374 Austins shares outstanding prior to the merger.  Upon completion of the July 1, 1999 merger, the Austins shareholders owned approximately 7 percent of the outstanding equity and the WesterN SizzliN shareholders owned approximately 93 percent of the outstanding equity of the combined company.

Pursuant to the July 1, 1999 merger, each share of WesterN SizzliN common and Series B convertible preferred stock (4,339,000 and 874,375 shares, respectively) were converted into two shares of Austins’ common stock.  Also effective with the merger, each WesterN SizzliN common stock warrant (371,250 warrants) was converted into two shares of Austins’ common stock.

The business combination was accounted for as a reverse acquisition using the purchase method of accounting.  In the acquisition, the shareholders of the acquired company, WesterN SizzliN, received the majority of the voting interests in the surviving consolidated company.  Therefore, WesterN SizzliN was deemed to be the acquiring company for financial reporting purposes and accordingly, all of the assets and liabilities of Austins have been recorded at fair value and the operations of Austins have been reflected in the operations of the combined company from July 1, 1999, the date of inception.

Financial Data

The following selected historical consolidated financial information for each of the years ended December 31, 1999 through 2003 has been derived from the Company’s consolidated financial statements, and represent the historical consolidated financial information of Western Sizzlin Corporation (formerly Austins Steaks & Saloon Inc.) prior to the date of the July 1, 1999, merger and the combined company subsequent to the July 1, 1999 merger date.   For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the Company, included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes included herein.

	Years Ended December 31
	2003	2002	2001	2000(2)	1999(1)
	(In thousands, except per share)

Statement of Operations Data:
Total revenues	$21,060	$28,507	$39,443	$87,870	$42,526
Operating income (loss)	783	(1,680)	1,089	(1,625)	2,105
Net income (loss)	212	(1,052)	226	(1,426)	153
Basic and diluted earnings (loss) per share	0.02	(0.09)	0.02	(0.12)	0.01
Shares used in computing diluted earnings per share	12,117	12,165	12,154	12,096	10,495
Balance Sheet Data:
Working capital surplus (deficit)	141	(1,180)	(2,179)	(3,788)	(3,976)
Total assets	16,894	18,039	21,467	25,922	25,543
Obligations under capital lease, excluding current maturities	—	—	—	—	44
Long-term debt, excluding current maturities	3,549	4,075	4,594	5,074	5,576
Other liabilities	50	—	—	—	—
Stockholders’ equity	10,527	10,522	11,782	11,664	10,495
Other Financial Data:
Dividends	119	183	183	—	—

(1)                                  Effective July 1, 1999 the Company acquired six (6) restaurants through a reverse merger acquisition.  The transaction was accounted for using the purchase method of accounting.  Accordingly, the selected historical consolidated financial information includes the net assets and results of the operations from these six (6) restaurants from the date of acquisition.

(2)                                  Effective June 8, 2000, the Company entered into a lease agreement with a financing company to operate 97 Quincy Steakhouses.  The 2000 selected historical consolidated financial information includes the results of operations of these restaurants from the date of the lease agreement.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Years Ended December 31
Income Statement Data:	2003	2002	2001

Revenues:
Restaurant sales	75.6	79.9	84.3
Franchise royalties and fees	22.4	18.4	14.5
Other	2.0	1.7	1.2
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of company-operated restaurants	52.0	54.9	58.7
Cost of franchise operations	7.4	6.6	5.1
Other cost of operations	1.5	1.2	0.9
Restaurant operating expenses	16.8	19.3	20.1
General and administrative expenses	11.8	10.7	6.7
Depreciation and amortization expense	5.8	5.8	5.8
Loss on impairment of asset held for sale	0.3	—	—
Closed restaurants expense	0.7	7.4	—
Income (loss) from operations	3.7	(5.9)	2.7
Other income (expense)	1.7	(0.0)	(1.4)
Income (loss) before income taxes	2.0	(5.9)	1.3
Income tax expense (benefit)	1.0	(2.2)	0.8
Net Income (loss)	1.0	(3.7)	0.5

	Years Ended December 31
	2003	2002	2001
Restaurant Data:
Percentage increase in average sales for Company-operated restaurants	29.7	5.5	8.5
Number of Company-operated restaurants included in the average sales computation	7	13	20
Average sales for Company-operated restaurants	$2,273,000	$1,752,000	$1,660,000
Number of Company-operated Restaurants:
Beginning of period	7	17	23
Opened	—	—	—
Closed/Franchised	—	10	6
End of period	7	7	17
Number of Quincy-operated Restaurants:
Beginning of period	—	—	53
Opened	—	—	—
Franchised	—	—	43
Closed	—	—	10
End of period	—	—	—
Number of U.S. Franchised Restaurants:
Beginning of period	186	215	198
Opened	1	3	48
Closed	26	35	33
Acquired by Franchisee	—	3	2
End of period	161	186	215

Overview

The Company operates and franchises a total of 168 restaurants located in 22 states, including 7 company-owned and 161 franchise restaurants as of December 31, 2003.  The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

Net income for the year ended December 31, 2003 was $211,711 compared to a net loss of $1,052,786 and net income of $225,983 for the years ended December 31, 2002 and 2001, respectively. The loss in 2002 was largely attributed to the closing of under-performing company restaurants and related impairment and closing costs of $2.1 million, and $630,000 for a proxy contest and subsequent settlement with a group of Company stockholders during 2002.  The results for 2003 included generating net income despite a decline in net revenue in excess of $7.0 million.  Significant unusual expenses for the year included closed restaurant expense of $156,375, loss on impairment of asset held for sale of $59,722 and legal expenses of approximately $425,000 to cover possible liabilities and expenses for matters described in Item 3. Legal Proceedings.

2003 COMPARED TO 2002

Revenues

Total revenues decreased 26.1% to $21.1 million in 2003, from $28.5 million in 2002. Company-operated restaurant sales decreased 30.1% to $15.9 million in 2003, from $22.8 million in 2002. This decrease was primarily due to the closing of under-performing Company restaurants and the transfer of certain Company operations to franchise units during 2002.

Franchise and other revenues decreased 10.1% to $5.1 million in 2003, from $5.7 million in 2002. This decrease is attributable to less franchised stores in the system during 2003.

Costs and Expenses

Cost of Company-operated restaurants, consisting of food, beverage, and employee costs decreased from $15.6 million in 2002 to $11.0 million in 2003 and as a percentage of total revenues from 54.9% in 2002 to 52.0% in 2003.  The decrease was related to closure or franchising of Company-operated restaurants.

Cost of franchise operations and other cost of operations as a percentage of total revenues was 8.9% or $1.9 million in 2003 compared to 7.8% or $2.2 million in 2002.  The decrease in dollars was attributable to less franchised stores in the system during 2003.

Restaurant operating expenses which includes utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants decreased $2.0 million from $5.5 million (19.3%) in 2002 to $3.5 million (16.8%) in 2003.  The decrease was due to the closure or franchising of under-performing Company restaurants during 2002.

General and administrative expenses as a percentage of total revenues were 11.8% or $2.5 million in 2003 compared to 10.7% or $3.1 million in 2002.  The decrease was largely due to additional legal fees incurred for litigation matters, as well as fees associated with reimbursement to shareholders that were involved in the proxy contest and settlement in 2002.

Depreciation and amortization decreased from $1.7 million in 2002 to $1.2 million in 2003 primarily due to the closings or franchising of under performing Company-operated restaurants and retirement of their related long-lived assets in 2002.

Closed restaurants expense of $2.1 million for 2002 was due to the impairment of property and equipment, the write-off of certain intangible assets, and accrued expenses for the five locations in the Louisiana market and four locations run as Austins Steaks & Saloon in Omaha, Nebraska and one location in Scottsdale, Arizona.  Closed restaurants expense of $156,000 for 2003 was related to additional write-offs in Louisiana.

Other expense, net increased from $7,300 in 2002 to $370,000 in 2003. The decrease in “other” expense from 2002 to 2003 was due to recovery of amounts in 2002 previously reserved. Also, there was less interest costs incurred in 2003, due to lower levels of debt outstanding during 2002 plus an increase in interest income due to better cash position in 2003.

Income Tax Expense

The Company’s effective tax rate was 49% in 2003 and 38% in 2002. The income tax expense

(benefit) is directly affected by the levels of pre-tax income (loss).  The increase in the effective rate in 2003 resulted primarily from increased franchise taxes incurred.

2002 COMPARED TO 2001

Revenues

Total revenues decreased 28% to $28.5 million in 2002, from $39.4 million in 2001. Company-operated restaurant sales decreased 31% to $22.8 million in 2002, from $33.2 million in 2001. This decrease was primarily due to the closure or franchising of ten Company-operated restaurants during 2002.

Franchise operation revenues decreased 8% to $5.3 million in 2002, from $5.7 million in 2001. The decrease was primarily attributable to 29 less franchised restaurants during 2002.

Costs and Expenses

Cost of Company-operated stores, consisting of food, beverage, and employee costs decreased from $23.2 million in 2001 to $15.6 million in 2002 and as a percentage of total revenues from 58.7% in 2001, to 54.9% in 2002.  The majority of the decrease was related to the closure or franchising of ten company-operated restaurants during 2002. The primary reason for the decrease of this cost as a percentage of total revenues is the costs of the closed restaurants, whose operating margins were significantly less than the Company’s remaining operating company restaurants.

Cost of franchise operations and other cost of operations for 2002 were comparable to 2001.  These costs as a percentage of total revenues increased from 6.0% in 2001 to 7.8% in 2002 due to the decrease in total revenues in 2002 compared to 2001.

Restaurant operating expenses which includes utilities, insurance, maintenance, rent and other such costs of the Company-operated stores decreased $2.4 million from $7.9 million in 2001 to $5.5 million in 2002. This decrease is due to the closure or franchising of ten Company-operated restaurants during 2002.

General and administrative expenses increased $408,000 (15%) comparing 2002 to 2001.  The majority of the increase is due to legal and other expenses of $630,000 related to an anticipated proxy contest and subsequent settlement with a group of Company stockholders during 2002.

Depreciation and amortization decreased from $2.3 million in 2001 to $1.7 million in 2002 primarily due to the closings or franchising of under performing Company-operated restaurants and retirement of their related long-lived assets and the discontinuance of goodwill amortization effective January 1, 2002.  Goodwill amortization was $455,000 in 2001.

Closed restaurants expense of $2.1 million for 2002 was due to the impairment of property and equipment, the write-off of certain intangible assets, and accrued expenses for the five locations in the Louisiana market and four locations run as Austins Steaks & Saloon in Omaha, Nebraska and one location in Scottsdale, Arizona.

Other expense decreased from $559,000 in 2001 to $8,000 in 2002.  The decrease was a result of less interest costs incurred in 2002, due to lower levels of debt outstanding during 2002, and an increase in other income of $424,000 in 2002.

Income Tax Expense

The Company’s effective tax rate was 38% in 2002 and 57% in 2001.   The increase in the effective rate was attributable to the relationship of the income (loss) levels between the years and non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures of $192,000, $231,000, and $596,000 for 2003, 2002 and 2001, respectively, were primarily funded by cash flow from operations. Cash flows generated by operating activities were approximately $1.8 million, $914,000, and $322,000 in 2003, 2002, and 2001, respectively.  During 2003, cash flows provided by operations were primarily due to net income of $212,000 and depreciation and amortization of $1.2 million.  Net cash provided by (used in) investing activities of $273,000, ($231,000) and ($580,000) in 2003, 2002 and 2001 respectively, was primarily for capital expenditures and in 2003, offset by proceeds received from the sale of a parcel of land for $414,000.  Net cash used in financing activities of $1.3 million and $1.0 million in 2003 and 2002, respectively, were primarily for repayment of long-term debt and the payment of cash dividends or repurchase of common stock. In 2003, the Company also paid the entire balance due on its bank overdraft and credit line note payable. During 2001 the cash used in financing activities was primarily due to payments of long-term debt.

Total capital expenditures for 2004 are presently expected to be approximately $325,000, primarily for the upgrading of restaurants and may increase depending upon availability of capital resources.

Capital resources available at December 31, 2003 were $934,000 of cash and cash equivalents and $250,000 available under an existing line of credit.  As is customary in the restaurant industry, the Company has operated with negative working capital and has not required large amounts of working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of the Company’s line of credit and long-term debt provided by various lenders.  The Company has a positive working capital of $141,000 at December 31, 2003.

Management of the Company believes that cash flows generated by operations, as well as cash available under the existing line of credit, will be adequate to fund operations for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

Contractual Obligations and Commitments	Years Ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Totals
Long-term debt	$529,645	505,276	522,126	360,745	337,287	1,823,537	$4,078,616
Operating leases, net	999,185	757,780	365,699	377,199	256,383	493,914	3,250,160
Totals	$1,528,830	1,263,056	887,825	737,944	593,670	2,317,451	$7,328,776

Bank Line of Credit

At December 31, 2003, the Company had a $250,000 secured line of credit from a commercial bank payable on demand, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts.  The are no amounts outstanding under the line of credit as of December 31, 2003.

Operating Leases

Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $9.3 million, offset by sublease rentals for the same periods of approximately $6.1 million.

In January 2001, the Company executed a series of Master Lease Agreements (“Agreements”) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (“Former Quincy’s”).  Signed copies of these Agreements were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (the “Lessor”), to be legally binding; however, no signed copies were ever returned to the Company.  At the end of January 2002, there remained only 25 Former Quincy’s operated by Company franchisees, the Lessor having taken back, in 2001 and 2002, other restaurants previously operated by Company franchisees.  The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor.  However, the cost of any rental payments was passed on to the franchisees operating the properties.  On May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.

  The Company intends to vigorously contest any potential claims asserted by General Electric Franchise Finance Corporation.  While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.  See note 13 of the notes to the consolidated financial statements for further discussion.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note 1 to the consolidated financial statements provides a summary of our significant accounting policies.  The following are areas requiring significant judgements and estimates due to uncertainties as of the reporting date: trade accounts and notes receivables and the allowance for doubtful accounts, long-lived assets (including franchise royalty contracts, goodwill and property and equipment), and commitments and contingencies.

Application of the critical accounting policies discussed below requires significant judgements by management, often as a result of the need to make estimates of matters that are inherently uncertain.  If actual results were to differ materially from the estimates made, the reported results could be materially affected.  We are not currently aware of any reasonably likely events or circumstance that would result in materially different results.  The Company’s senior management has reviewed the critical accounting policies and estimates and the Management’s Discussion and Analysis regarding them with its audit committee.

Trade Accounts and Notes Receivable and the Allowance for Doubtful Accounts

Management views trade accounts and notes receivable and the related allowance for doubtful accounts as a critical accounting estimate since the allowance for doubtful accounts is based on judgements and estimates concerning the likelihood that individual franchisees will pay the amounts included as receivables from them.  In determining the amount of allowance for doubtful accounts to be recorded for individual franchisees, we consider the age of the receivable, the financial stability of the franchisee, discussions that may have occurred with the franchisee and our judgement as to the overall collectibility of the receivable from the franchisee.  In addition, we establish an allowance for all other receivables for which no specific allowances are deemed necessary.

Long-lived Assets

Management views the determination of the carrying value of long-lived assets as a critical accounting estimate since we must determine an estimated economic useful life in order to properly depreciate or amortize our long-lived assets and because we must consider if the value of any of our long-lived assets have been impaired, requiring adjustments to the carrying value.

Economic useful life is the duration of time the asset is expected to be productively employed, which may be less than its physical life.  The estimate economic useful life of an asset is monitored to determine it continues to be appropriate in light of changes in business circumstances.

We must also consider similar issues when determining whether or not an asset has been impaired to the extent that we must recognize a loss on such impairment.  For example during our 2003 and 2002 fiscal years we recorded closed restaurants expense totaling $156,375 and $2,092,599, respectively, due to the closing of certain of the Company’s restaurants which is discussed further in note 10 of the notes to the consolidated financial statements.  We also recorded a loss on impairment of asset held for sale of $59,722 in 2003 to reduce property held for sale to its net realizable value.

Commitments and Contingencies

Management views accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgement as to any probable liabilities incurred.  Actual results could differ from the expected results determined based on such estimates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

As of December 31, 2003, there are no new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of December 31, 2003, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to interest rates.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at December 31, 2003 (dollars in thousands):

EXPECTED MATURITY DATE

	2004	2005	2006	2007	2008	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$530	$505	$522	$361	$337	$1,823	$4,078	$4,744
Average Interest Rate	9.73%	9.94%	9.94%	10.02%	10.06%	10.07%	10.00%

Item 8.  Consolidated Financial Statements

The information required by this item is set forth on pages F-1 through F-24 included herein.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.  Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Part III

Item 10.  Directors and Executive Officers

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Directors/Executive Officers, Compliance with Section 16(a) of the Exchange Act” expected to be filed on or before April 30, 2003.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Executive Compensation,” expected to be filed on or before April 30, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” expected to be filed on or before April 30, 2004.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Related Party Transactions” expected to be filed on or before April 30, 2004.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement expected to be filed on or before April 30, 2004.

Part IV

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)	Exhibits:

	2.0	**	Plan of Amendment and Merger dated April 30, 1999, between Austins Steaks and Saloon, Inc. and The WesterN SizzliN Corporation.

	3.1.1	****	Restated Certificate of Incorporation dated January 24, 1996.

	3.1.2	*****	Certificate of Amendment to Certificate of Incorporation dated October 23, 2003.

	3.1.3		Amendment to Certificate of Incorporation dated June 30, 1999.

	3.2***		Restated Bylaws of the Corporation.

	4.0***		Captec Promissory Notes and related loan documents.

	10.1***		November 2001 Severance Agreement

	10.11*	1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified Stock Option Plan, as amended

	10.11.1**	Amendment No. 2 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company

	10.11.2**	Amendment No. 3 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company

	10.12******	September 27, 2002, Settlement with group of Company Stockholders in an anticipated proxy battle

	14	Code of Ethics

	21	Subsidiaries of the Issuer:

The WesterN SizzliN Stores, Inc.
The WesterN SizzliN Stores of Little Rock, Inc.
The WesterN SizzliN Stores of Louisiana, Inc.
Missouri Development Company
Austins Albuquerque, Inc.
Austins Omaha, Inc.
Austins 72nd, Inc.
Austins Lincoln, Inc.
Austins New Mexico, Inc.
Austins Old Market, Inc.
Austins Scottsdale, Inc.
Austins Rio Rancho, Inc.
Austins Albuquerque East, Inc.
WesterN SizzliN Stores of Virginia, Inc.

	23.1	Consent of KPMG LLP

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

	32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section-1350

	32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section-1350

(b)	Reports on Form 8-K

	1.0	October 1, 2003, Company’s name change to Western Sizzlin Corporation and merger of wholly owned subsidiary into the Company.

___________________________

*              Incorporated by reference to the specific exhibit to the Form SB-2 Registration Statement, as filed with the Securities and Exchange Commission on January 23, 1995, Registration No. 33-84440-D.

**                                  Incorporated by reference to the specific exhibit to the Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333-78375.

***                           Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2002.

****                    Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2002.

*****             Incorporated by reference to the Company’s Form 8-K filed October 6, 2003

******      Incorporated by reference to the Company’s Form 8-K filed September 27, 2002.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIZZLIN CORPORATION (formerly Austins Steaks & Saloon, Inc.)

Dated: March 30, 2004	By: /s/ James C. Verney
James C. Verney
President and Chief Executive Officer

Dated: March 30, 2004	By: /s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul C. Schorr, III	Chairman of the Board	March 30, 2004
Paul C. Schorr, III

/s/ Petros Vezertzis	Director	March 30, 2004
Petros Vezertzis

/s/ Roger D. Sack	Director	March 30, 2004
Roger D. Sack

/s/ A. Jones Yorke	Director	March 30, 2004
A. Jones Yorke

/s/ Thomas M. Hontzas	Director	March 30, 2004
Thomas Hontzas

/s/ Titus W. Greene	Director	March 30, 2004
Titus Greene

/s/ J. Alan Cowart	Director	March 30, 2004
J. Alan Cowart

/s/ Stanley L. Bozeman, Jr.	Director	March 30, 2004
Stan Bozeman, Jr.

/s/ Jesse M. Harrington, III	Director	March 30, 2004
Jesse Harrington

/s/ William E. Proffitt	Director	March 30, 2004
William Proffitt

WESTERN SIZZLIN CORPORATION
(formerly Austins Steaks & Saloon, Inc.)
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors and  Stockholders
Western Sizzlin Corporation:

We have audited the accompanying consolidated balance sheets of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(h) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/KPMG LLP

March 12, 2004, except as to note 4, which is
     as of March 29, 2004 and note 13, which
     is as of March 16, 2004

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets	2003	2002
Current assets:
Cash and cash equivalents	$934,156	131,631
Trade accounts receivable, less allowance for doubtful accounts of $329,112 in 2003 and $379,887 in 2002	838,931	1,086,180
Current installments of notes receivable	229,273	203,821
Other receivables	43,329	95,527
Inventories	66,390	95,457
Prepaid expenses	413,824	328,321
Deferred income taxes	382,428	274,026

Total current assets	2,908,331	2,214,963

Notes receivable, less allowance for doubtful accounts of $69,345 in 2003 and $47,595 in 2002, excluding current installments	1,170,804	1,286,906
Property and equipment, net	3,124,807	3,443,380
Franchise royalty contracts, net of accumulated amortization of $6,302,954 in 2003 and $5,672,658 in 2002	3,151,477	3,781,773
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $100,100 in 2003 and $81,927 in 2002	100,110	118,283
Deferred income taxes	1,280,025	1,527,372
Assets held for sale	700,278	1,200,000
Other assets	148,044	156,548

	$16,894,076	18,039,425

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

Liabilities and Stockholders’ Equity	2003	2002
Current liabilities:
Bank overdraft	$—	346,351
Credit line note payable to bank	—	363,180
Current installments of long-term debt	529,645	507,590
Accounts payable	991,328	1,328,813
Accrued expenses and other	1,246,785	896,497

Total current liabilities	2,767,758	3,442,431

Long-term debt, excluding current installments	3,548,971	4,074,589
Other long-term liabilities	50,000	—

Total liabilities	6,366,729	7,517,020

Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 11,908,571 shares in 2003 and 12,150,099 shares in 2002	119,086	121,501
Additional paid-in capital	8,589,578	8,674,846
Retained earnings	1,818,683	1,726,058

Total stockholders’ equity	10,527,347	10,522,405

Commitments and contingencies

	$16,894,076	18,039,425

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues:
Company-operated restaurants	$15,914,336	22,782,386	33,249,121
Franchise operations	4,717,150	5,254,581	5,731,500
Other	428,151	470,438	461,935

Total revenues	21,059,637	28,507,405	39,442,556

Costs and expenses:
Cost of company-operated restaurants	10,953,798	15,646,416	23,157,754
Cost of franchise operations	1,558,887	1,887,722	2,006,770
Other cost of operations	321,989	348,063	340,970
Restaurant operating expenses	3,531,418	5,502,677	7,921,380
General and administrative	2,481,372	3,058,205	2,649,956
Depreciation and amortization expense	1,213,236	1,652,187	2,277,088
Loss on impairment of asset held for sale	59,722	—	—
Closed restaurants expense	156,375	2,092,599	—

Total costs and expenses	20,276,797	30,187,869	38,353,918

Income (loss) from operations	782,840	(1,680,464)	1,088,638

Other income (expense):
Interest expense	(450,777)	(511,931)	(656,965)
Interest income	93,575	35,240	52,799
Other	(12,374)	469,427	44,952

	(369,576)	(7,264)	(559,214)
Income (loss) before income tax expense (benefit)	413,264	(1,687,728)	529,424

Income tax expense (benefit)	201,553	(634,942)	303,441

Net income (loss)	211,711	(1,052,786)	225,983

Earnings per share:
Net income (loss):
Basic	0.02	(0.09)	0.02
Diluted	0.02	(0.09)	0.02

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003, 2002 and 2001

			Additional paid-in capital	Retained earnings	Total
	Common stock
	Shares	Dollars
Balances, December 31, 2000	12,079,900	$120,799	8,625,150	2,918,225	11,664,174

Issuance of common stock	98,900	989	74,023	—	75,012
Net income	—	—	—	225,983	225,983
Dividends declared:					—
Common stock, $0.015 per share	—	—	—	(182,682)	(182,682)

Balances, December 31, 2001	12,178,800	121,788	8,699,173	2,961,526	11,782,487

Repurchase of common stock	(54,698)	(547)	(24,067)	—	(24,614)
Net loss	—	—	—	(1,052,786)	(1,052,786)
Other	25,997	260	(260)	—	—
Dividends declared:
Common stock, $0.015 per share	—	—	—	(182,682)	(182,682)

Balances, December 31, 2002	12,150,099	121,501	8,674,846	1,726,058	10,522,405

Repurchase of common stock	(130,000)	(1,300)	(86,383)	—	(87,683)
Net income	—	—	—	211,711	211,711
Other	(111,528)	(1,115)	1,115	—	—
Dividends declared:
Common stock, $0.01 per share	—	—	—	(119,086)	(119,086)

Balances, December 31, 2003	11,908,571	$119,086	8,589,578	1,818,683	10,527,347

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$211,711	(1,052,786)	225,983
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	564,767	971,514	1,117,482
Amortization of franchise royalty contracts, goodwill, and other assets	648,469	680,673	1,159,606
Provision for bad debts	95,832	333,358	104,360
Provision for deferred taxes	138,945	(608,423)	94,590
Loss on sale/disposal of property and equipment	2,281	182,984	561
Gain on sale of asset held for sale	(790)	—	—
Impairment of property and equipment	126,097	1,033,286	—
Loss on sale/disposal of other assets	—	423,719	—
Closed restaurants expense accrued	90,000	635,594	—
(Increase) decrease in:
Trade accounts receivable	176,492	(130,534)	(304,589)
Notes receivable	65,575	72,308	74,937
Other receivables	52,198	166,328	320,147
Inventories	29,067	128,679	477,929
Prepaid expenses	(85,503)	26,005	(95,928)
Income taxes refundable	—	—	943,661
Other assets	8,504	61,255	122,854
Increase (decrease) in:
Accounts payable	(337,485)	(1,299,558)	(1,758,448)
Income taxes payable	—	(40,383)	40,383
Accrued expenses and other	44,447	(669,777)	(2,201,476)

Net cash provided by operating activities	1,830,607	914,242	322,052

Cash flows from investing activities:
Additions to property and equipment	(191,695)	(230,760)	(596,037)
Proceeds from sale of property and equipment	—	—	16,000
Proceeds from sale of other assets	414,390	—	—
Deposit received	50,000	—	—

Net cash provided by (used in) investing activities	272,695	(230,760)	(580,037)

	2003	2002	2001
Cash flows from financing activities:
Net increase (decrease) in bank overdraft	$(346,351)	(65,815)	173,011
Net decrease in credit line note payable	(363,180)	(25,925)	(105,216)
Proceeds from note payable	450,000	—	—
Payments on note payable	(450,000)	—	—
Proceeds from long-term debt	—	—	920,832
Payments on long-term debt	(503,563)	(519,208)	(1,824,564)
Dividends paid	—	(365,364)	—
Proceeds from issuance of common stock	—	—	75,012
Repurchase of common stock	(87,683)	(24,614)	—

Net cash used in financing activities	(1,300,777)	(1,000,926)	(760,925)

Net increase (decrease) in cash and cash equivalents	802,525	(317,444)	(1,018,910)

Cash and cash equivalents at beginning of the year	131,631	449,075	1,467,985

Cash and cash equivalents at end of the year	$934,156	131,631	449,075

Supplemental disclosure of cash flow information:
Cash payments for interest	$454,637	515,427	660,132

Income taxes paid (refunded)	$62,608	13,864	(775,193)

Noncash investing and financing activities:

At December 31, 2003, the Company had $123,155 of additions to property and equipment included in accrued expenses.

During 2003, the Company declared dividends of $119,086 payable in January 2004.

During 2003, the Company had $26,400 of accrued expenses withheld from the proceeds received from the sale of assets held for sale.

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

For the years ended December 31, 2003, 2002 and 2001, write-offs of accounts and notes receivable were $177,312, $87,638 and $170,254, respectively.

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)       Summary of Significant Accounting Policies

(a)       Description of Business and Principles of Consolidation

Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries is a franchisor and operator of restaurants. At December 31, 2003, the Company had 161 franchises and 7 company-operated restaurants operating in 22 states. The consolidated financial statements include the accounts of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and its wholly owned subsidiaries, The WesterN SizzliN Corporation, The WesterN SizzliN Stores, Inc., WesterN SizzliN Stores of Little Rock, Inc., WesterN SizzliN Stores of Louisiana, Inc., and Austins of Omaha, Inc. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)       Cash Equivalents

Cash equivalents of $897,330 and $32,980, respectively, consist of overnight repurchase agreements and a certificate of deposit at December 31, 2003 and overnight repurchase agreements at December 31, 2002. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

(f)        Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line basis over the following estimated useful lives: furniture, fixtures, and equipment – 3 to 10 years. Leasehold improvements are generally amortized over the shorter of the asset’s estimated useful life or the lease term. If the estimated useful life of a leasehold improvement exceeds the lease term and the lease allows for a renewable term and the Company intends to renew the lease, the estimated useful life of the leasehold improvement is used for amortization purposes. Gains or losses are recognized upon the disposal of property and equipment and the cost and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs, and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

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

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. In 2003, the Company recorded a loss on impairment of $59,722 to reduce assets held for sale to net realizable value.

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

(l)        Assets Held for Sale

The Company includes certain land, buildings and equipment which are held for sale at December 31, 2003 and 2002 as assets held for sale. These assets were originally used in the Company’s operations and are reported at the lower of the carrying amount or fair value less costs to sell.

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

(o)       Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures, in both annual and interim financial statements, about the method of accounting for stock-based compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS No. 148 in 2002. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001

Net income (loss):
As reported	$211,711	(1,052,786)	225,983
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(8,014)	—	—

Pro forma	$203,697	(1,052,786)	225,983

Basic and diluted net income (loss) per share:
As reported	0.02	(0.09)	0.02
Pro forma	0.02	(0.09)	0.02

(p)       Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options for shares of common stock were not included in computing diluted earnings per share for each of the years in the three-year period ended December 31, 2003 because these effects are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (loss) (numerator)	Weighted average shares (denominator)	Earnings (loss) per share amount

Year ended December 31, 2003:
Net income – basic and diluted	$211,711	12,117,484	$0.02

Year ended December 31, 2002:
Net income – basic and diluted	$(1,052,786)	12,165,197	$(0.09)

Year ended December 31, 2001:
Net income – basic and diluted	$225,983	12,154,414	$0.02

(q)       Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(r)        Reclassifications

Certain reclassifications have been made to the 2002 consolidated balance sheet to place it on a basis comparable with the 2003 consolidated balance sheet.

(2)       Accounts and Notes Receivable

Activity in the allowance for doubtful accounts was as follows:

	2003	2002	2001
Allowance for doubtful accounts:
Beginning of year	$427,482	180,106	246,000
Provision for bad debts	95,832	333,358	104,360
Recoveries	52,455	1,656	—
Accounts and notes receivable written off	(177,312)	(87,638)	(170,254)

End of year	$398,457	427,482	180,106

Allowance for doubtful accounts allocated to:
Accounts receivable	$329,112	379,887	148,142
Notes receivable	69,345	47,595	31,964

	$398,457	427,482	180,106

The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $69,345 and $69,345, respectively, at December 31, 2003, and $47,595 and $47,595, respectively, at December 31, 2002. The average recorded investment in impaired notes was approximately $59,000, $40,000, and $43,000 during 2003, 2002 and 2001, respectively.

The Company’s franchisees and company-operated restaurants are not concentrated in any specific geographic region, but are concentrated in the family steak house business. No single franchisee accounts for a significant amount of the Company’s franchise revenue, and there were no significant accounts or notes receivable from a single franchisee at December 31, 2003 or 2002. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(3)       Property and Equipment

Property and equipment at December 31, 2003 and 2002 consists of the following:

	2003	2002

Furniture, fixtures, and equipment	$3,779,791	3,216,492
Leasehold improvements	4,403,658	4,755,726

	8,183,449	7,972,218

Less accumulated depreciation and amortization	5,058,642	4,528,838

	$3,124,807	3,443,380

(4)       Debt

Long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002
Notes payable to finance company with interest rates ranging from 9.82% to 10.07% due in equal monthly installments, including principal and interest, ranging from $5,395 to $17,182, with final payments due from April 1, 2005 through April 1, 2013; collateralized by real property, accounts receivable, inventory and furniture, fixtures and equipment	$4,068,305	4,534,789

Other	10,311	47,390

Total long-term debt	4,078,616	4,582,179

Less current installments	529,645	507,590

Long-term debt, excluding current installments	$3,548,971	4,074,589

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 and years thereafter are as follows: 2004, $529,645, 2005; $505,276; 2006, $522,126; 2007, $360,745; 2008, $337,287 and years thereafter, $1,823,537.

Through January 2003, the Company had a $500,000 secured line of credit from a commercial bank payable on demand, bearing interest at the bank’s prime rate which approximated 4.25% at December 31, 2002, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts. Borrowings outstanding under the line of credit at December 31, 2002 were $363,180. In January 2003, the Company obtained a short-term note payable from the same bank in order to pay off the balance outstanding under the line of credit at that time. The amount of the note was $450,000 and interest was payable monthly at the prime rate. Principal payments were $50,000 in June 2003 and $100,000 for each of the months July through October 2003. In conjunction with this note, the Company and the bank also reduced the maximum amount available under the credit line from $500,000 to $250,000. At December 31, 2003, there were no amounts outstanding under the line of credit.

The notes payable to finance company contain certain restrictive covenants including debt coverage ratios and periodic reporting requirements. At December 31, 2003, the Company was not in compliance with the debt coverage ratio related to four restaurants. A letter was obtained from the finance company dated March 29, 2004, which waived such noncompliance through February 28, 2005.

(5)       Leases

The Company is obligated under various leases for equipment, offices, Company-operated restaurants and restaurants which are subleased to franchisees.

At December 31, 2003, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating leases	Sublease rentals	Net
2004	$3,665,673	2,666,488	999,185
2005	3,530,473	2,772,693	757,780
2006	739,199	373,500	365,699
2007	539,199	162,000	377,199
2008	341,883	85,500	256,383
Subsequent years	493,914	—	493,914

Total minimum lease payments	$9,310,341	6,060,181	3,250,160

The Company has entered into a series of Master Sublease Agreements (Agreements) with entities which subsequently became franchisees with the Company. Through May 2003, the franchisees were responsible for making lease payments to the Company in similar amounts as provided in the Agreements (see note 13).

Minimum rental payments under operating leases and sublease rentals outlined above include rental payments through December 31, 2005 under the Agreements relating to 25 franchised properties. The minimum rental payments due on these properties in future years are as follows at December 31, 2003:

	Operating Leases	Sublease Rentals	Net
2004	$2,088,088	2,088,088	—
2005	2,192,493	2,192,493	—

Total minimum lease payments	$4,280,581	4,280,581	—

The Company is also a guarantor on three lease agreements for restaurants which the Company originally operated, but which were sold in 2002 (note 10). The total monthly payments on these leases are $20,680 through September 30, 2012, and payments are due from the Company if the lessee is unable to fulfill its obligation to the lessor. At December 31, 2003, it is not probable that the Company will be required to make payments under the guarantee. Thus, no liability has been accrued related to the Company’s obligation under this arrangement.

The Company also is a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200. The lease agreement, which runs through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party. The assignees have failed to make recent monthly rental, property tax and association payments on the premises. The landlord has taken possession of the premises and is obligated to, and is attempting to, find a replacement tenant.

In November 2003, the Company was served with a complaint filed in the District Court of Lancaster County, Nebraska alleging default under various terms and provisions of the lease agreement and seeking collection of approximately $43,000 in unpaid rent, ad valorem real estate taxes and neighborhood association assessments as of that date. The Company has asserted a claim against the assignees for any accrued but unpaid obligations under the lease and guaranty for which the Company may be found liable. Accordingly, the Company filed a cross-claim against its assignee and a third-party complaint against a subsequent assignee. The litigation is currently in the pretrial discovery phase, and motions for summary judgments have been filed by the plaintiff against all defendants, by the Company against its assignee and subsequent assignee, and by the Company’s assignee against its assignee. The Plaintiff has indicated that he would completely release the defendants for payment of $125,000. In light of ongoing settlement discussions, the Company has accrued $50,000 as of December 31, 2003. The Company’s maximum exposure through February 2014 includes rent of approximately $1 million plus any unpaid property taxes and association dues.

Total rent expense net of sublease rentals, under operating leases for 2003, 2002 and 2001 approximated $1,054,000, $1,474,000, and $2,122,000, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

The Company utilized an airplane owned by the former president of the Company until his termination from the Company in December 2002. The total expenses for chartered air service were approximately $76,000, and $103,000 for 2002 and 2001, respectively.

(6)       Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2003:
Federal	$—	119,117	119,117
State	62,608	19,828	82,436

	$62,608	138,945	201,553
Year ended December 31, 2002:
Federal	$(26,519)	(508,063)	(534,582)
State	—	(100,360)	(100,360)

	$(26,519)	(608,423)	(634,942)
Year ended December 31, 2001:
Federal	$104,233	94,936	199,169
State	104,618	(346)	104,272

	$208,851	94,590	303,441

Income tax expense (benefit) differs from the amount computed by applying the statutory corporate tax rate of 34% to income (loss) before income tax expense (benefit) as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Expected income tax expense (benefit)	$140,510	(573,828)	180,004
State income tax, net of federal income tax benefit	54,408	(66,237)	68,819
Nondeductible goodwill	—	—	37,522
Other	6,635	5,123	17,096

	$201,553	(634,942)	303,441

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$1,113,766	1,081,842
Accounts receivable, principally due to allowance for doubtful accounts	151,254	162,272
Accrued liabilities	231,174	111,754
Property and equipment, principally due to differences in depreciation	166,259	445,530

Total deferred tax assets	$1,662,453	1,801,398

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2003.

At December 31, 2003, the Company has net operating loss carryforwards for income tax purposes of $2,731,881 available to offset future taxable income. These loss carryforwards are subject to certain annual limitations. If not utilized, these loss carryforwards will expire as follows:

Expiration date:
2011	$1,026,025
2012	567,299
2018	403,436
2022	735,121

$2,731,881

(7)       Stock Option Plan

The Company’s board of directors has adopted an Employee Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 400,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 400,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to or in excess of the stock’s fair market value at the date of grant. The term of each stock option is fixed but no stock option shall be exercisable more than ten years after the date the stock option is granted. Stock options granted under the Plan are exercisable either at the date of grant or within eighteen months from the date of grant.

The per share weighted average fair value of stock options granted during 2003 of $0.52 was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.13%, expected option life of ten years, expected volatility of 124% and no expected dividend yield.

Stock option activity during the years ended December 31, 2003, 2002 and 2001 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2000	419,233	$1.70

Granted	—	—
Forfeited	(225,000)	$1.50

Balance at December 31, 2001	194,233	$1.93

Granted	—	—
Forfeited	(10,638)	$1.60

Balance at December 31, 2002	183,595	$1.94

Granted	75,000	$0.88
Forfeited or expired	(130,000)	$1.50

Balance at December 31, 2003	128,595	$1.78

Exercisable at December 31, 2003	53,595	$3.04

At December 31, 2003, the weighted average remaining contractual life of outstanding options was approximately 7 years.

(8)       Employee Benefit Plan

The Company maintains a 401(k) investment plan (the Plan) for the benefit of its employees. Employees are eligible to participate in the 401(k) plan after a 12-month period of service. Under the 401(k) plan, employees may elect to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provides for discretionary contributions by the Company. For the years ended December 31, 2003, 2002 and 2001, the Company accrued approximately $17,000, $12,000, and $3,000, respectively, for the discretionary contribution.

(9)       Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002. Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2003		2002
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$934,156	934,156	131,631	131,631
Trade-accounts receivable	838,931	838,931	1,086,180	1,086,180
Notes receivable	1,400,077	1,400,077	1,490,727	1,490,727
Other receivables	43,329	43,329	95,527	95,527

Financial liabilities:
Credit line note payable to bank	—	—	363,180	363,180
Accounts payable	991,328	991,328	1,328,813	1,328,813
Accrued expenses and other	1,246,785	1,246,785	896,497	896,497
Other liabilities	50,000	50,000	—	—
Long-term debt	4,078,616	4,743,955	4,582,179	5,418,511

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•          Cash and cash equivalents, trade accounts receivable, other receivables, credit line note payable to bank, accounts payable, accrued expenses and other and other liabilities: The carrying amounts approximate fair value because of the short maturity of those instruments.

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

(10)     Closed Restaurants Expense

In 2003, the Company recorded closed restaurants expense of $156,375, including an impairment charge of $66,375 relating to leasehold improvements which will have no further use and $90,000 of accrued closing and other costs related to the proposed sale of a leased property.

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

Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 31, 2003, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Years ended December 31
	2003	2002	2001
Revenues from reportable segments:
Restaurants	$15,914,336	22,782,386	33,249,121
Franchising and other	5,145,301	5,725,019	6,193,435

Total revenues	$21,059,637	28,507,405	39,442,556

Depreciation and amortization:
Restaurants	$484,534	902,549	1,529,744
Franchising and other	728,702	749,638	747,344

Total depreciation and amortization	$1,213,236	1,652,187	2,277,088

Interest expense:
Restaurants	$432,996	481,393	558,937
Franchising and other	17,781	30,538	98,028

Total interest expense	$450,777	511,931	656,965

Interest income:
Restaurants	$89,535	32,503	47,536
Franchising and other	4,040	2,737	5,263

Total interest income	$93,575	35,240	52,799

Income (loss) before income taxes:
Restaurants	$(283,985)	(1,148,699)	(1,154,064)
Franchising and other	697,249	(539,029)	1,683,488

Total income (loss) before income taxes	$413,264	(1,687,728)	529,424

Gross fixed assets:
Restaurants	$7,232,138	6,452,072	12,088,034
Franchising and other	951,311	1,520,146	1,537,936

Total gross fixed assets	$8,183,449	7,972,218	13,625,970

Expenditures for fixed assets:
Restaurants	$305,122	210,749	521,697
Franchising and other	9,728	20,011	74,340

Total expenditures for fixed assets	$314,850	230,760	596,037

(12)     Goodwill and Other Intangible Assets

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001:

Reported net income	$225,983
Add back goodwill amortization, net of tax	282,233

Adjusted net income	$508,216

Amortizing Intangible Assets

	As of December 31, 2003
	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0	6,302,954

Amortization expense for amortizing intangible assets for the year ended December 31, 2003 was $630,296. Estimated amortization expense for the next five years is $630,296 per year.

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

(13)     Contingencies

As discussed in note 5, the Company executed a series of Master Lease Agreements (Agreements) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (hereinafter “Former Quincy’s”). Signed copies of these Agreements (which were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (the Lessor), to be legally binding) were never returned to the Company. At the end of January 2002, there remained only 25 Former Quincy’s operated by Company franchisees, the Lessor having taken back, in 2001 and 2002, other restaurants previously operated by Company franchisees.

The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor. However, the cost of any rental payments was passed on to the franchisees operating the properties. During 2002, seven of the remaining 25 properties were closed and the franchisees discontinued making payments to the Company. During the year ended December 31, 2003, two additional properties were closed and these franchisees also discontinued making payments to the Company. To the Company’s knowledge, as of December 31, 2003, a total of approximately $1,043,000 of rental payments had not been made by either the franchisees or the Company with regard to the above referenced nine properties. The Company disputes any liability for these amounts.

Rent for the nine properties for the period from January 1, 2004 through December 31, 2005 (the end of the lease term) according to the payment schedule set out in the Agreements, would approximate $1.6 million. However, as noted above, the Lessor has never delivered executed Agreements to the Company. Accordingly, on May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.

Consistent with this notice, the Company advised five franchisees’ who continue to operate former Quincy’s units, to make any payments directly to the Lessor. On eleven other former Quincy’s units, the Company has become aware that the franchisees have elected to make their payments directly to the Lessor, and it is the understanding of the Company that the Lessor has accepted these payments. There can be no assurance that these franchisees have made their payments and will continue to make their lease payments in the future. The Company’s estimate of the total payments that were made directly to the Lessor for these 16 franchisees is approximately $980,000 through December 31, 2003. In addition, total payments due by these 16 franchisees for the period from January 1, 2004 through December 31, 2005 (the end of the lease term) is approximately $2.7 million.

While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions. Nevertheless, the Company has claims against the Lessor which it believes will at least offset the significant portion of any claim by the Lessor. Accordingly, no amount has been accrued at December 31, 2003.

The Company filed an action in the First Judicial District Court for the Parish of Caddo, Louisiana in October 2001, against Kenneth A. Greenway, and others as owners and lessors of five restaurant locations seeking certain revenues due to the Company under the lease, and reimbursement for certain damages incurred as a result of lessor’s breach of certain warranties. Mr. Greenway filed a counterclaim against the Company, seeking to evict the Company from the five restaurant locations, and seeking damages for an alleged failure by the Company to deliver the properties, at eviction, in the condition in which the properties had been maintained at the inception of the lease. Mr. Greenway also alleged that the Company removed numerous items from the leased premises and has refused to return these items.

On March 16, 2004 (“the settlement date”), Mr. Greenway and the Company signed a settlement agreement which requires the Company to make a cash payment of $110,000 within ten days of the settlement date and also issue a $115,000 note to Mr. Greenway payable monthly over twenty-four months, plus interest at 2.5%. Accordingly, the Company has accrued $225,000 in the accompanying consolidated balance sheet as of December 31, 2003. As a result of this settlement, both parties will receive a final release from all claims under the original lease agreements.

During 2003, the Company was notified of a claim by MBM Distributors (MBM) involving alleged amounts owed by the Company to MBM. MBM has filed suit in the Federal District Court in North Carolina. The complaint seeks damages in an amount in excess of $800,000. The Company has met with representatives of MBM to discuss a potential settlement. The Company believes it has factual and legal defenses to most, if not all, of the claim and is prepared to defend it vigorously. While the Company believes it has a substantial likelihood of prevailing, MBM and the Company continue to discuss an informal resolution. The Company has made an offer to settle the entire claim and has included a provision for the estimated settlement in the accompanying consolidated financial statements as of and for the year ended December 31, 2003.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(14)     Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly results of operations:

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2002:
Total revenues	$7,929,221	8,226,181	7,299,853	5,052,150
Income (loss) from operations	496,342	(459,914)	(623,145)	(1,093,747)
Net income (loss)	239,779	(244,742)	(380,534)	(667,289)
Net income (loss) per common share – basic and diluted	0.02	(0.02)	(0.03)	(0.06)

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2003:
Total revenues	$4,906,434	5,743,454	5,574,922	4,834,827
Income (loss) from operations	225,812	602,070	495,959	(541,001)
Net income (loss)	86,373	317,961	249,460	(442,083)
Net income (loss) per common share – basic and diluted	0.01	0.03	0.02	(0.04)