Form 10-Q
period 2004-03-31
WESTERN SIZZLIN CORP
filed 2004-05-17
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT

For the transition period from                    to

Commission file number 0-25366

Western Sizzlin Corporation

(formerly Austins Steak & Saloon, Inc.)

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

Yes ☐ No ☒

As of May 17, 2004, there were 11,908,571 shares of Common stock outstanding.

Western Sizzlin Corporation

(formerly Austins Steak & Saloon, Inc.)

Form 10-Q

Three Months Ended March 31, 2004

Item 1.  Financial Statements

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,332,789	$682,730
Short-term investments	251,426	251,426
Trade accounts receivable, less allowance for doubtful accounts of $354,112 in 2004 and $329,112 in 2003	808,630	838,931
Current installments of notes receivable	196,106	229,273
Other receivables	48,947	43,329
Inventories	75,952	66,390
Prepaid expenses	539,055	413,824
Deferred income taxes	382,428	382,428
Total current assets	3,635,333	2,908,331
Notes receivable, less allowance for doubtful accounts of $69,645 in 2004 and $69,345 in 2003, excluding current installments	1,189,387	1,170,804
Property and equipment, net of accumulated depreciation of $665,018 in 2004 and $527,095 in 2003	3,039,199	3,124,807
Franchise royalty contracts, net of accumulated amortization of $6,460,527 in 2004 and $6,302,954 in 2003	2,993,904	3,151,477
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $104,478 in 2004 and $100,100 in 2003	95,732	100,110
Deferred income taxes	1,180,905	1,280,025
Asset held for sale	685,761	700,278
Other assets	37,885	148,044
	$17,168,306	$16,894,076
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	537,414	529,645
Accounts payable	1,172,172	991,328
Accrued expenses and other	1,251,370	1,246,785
Total current liabilities	2,960,956	2,767,758
Long-term debt, excluding current installments	3,410,601	3,548,971
Other long-term liabilities	107,500	50,000
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; 11,908,571 issued and outstanding shares in 2004 and 2003	119,086	119,086
Additional paid-in capital	8,589,578	8,589,578
Retained earnings	1,980,585	1,818,683
Total stockholders’ equity	10,689,249	10,527,347
	$17,168,306	$16,894,076

See accompanying notes to consolidated financial statements.

WESTERN SizzliN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Company-operated restaurants	$3,980,245	$3,635,870
Franchise operations	1,137,397	1,163,403
Other	100,455	107,161

Total revenues	5,218,097	4,906,434

Costs and expenses:
Cost of company-operated restaurants	2,722,127	2,578,225
Cost of franchise operations	483,726	330,855
Other cost of operations	77,753	83,386
Restaurant operating expenses	917,705	857,926
General and administrative	415,067	518,432
Depreciation and amortization	299,875	311,798

Total costs and expenses	4,916,253	4,680,622

Income from operations	301,844	225,812

Other income (expense):
Interest expense	(100,737)	(119,299)
Interest income	19,754	23,565
Other	40,271	11,212

	(40,712)	(84,522)

Income before income tax expense	261,132	141,290

Income tax expense	99,230	54,917

Net income	$161,902	$86,373

Earnings per share:
Basic	.01	.01
Diluted	.01	.01

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

(formerly Austins Steak & Saloon, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2004

(Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Dollars	Capital	Earnings	Total

Balances, December 31, 2003	11,908,571	$119,086	$8,589,578	$1,818,683	$10,527,347

Net income	—	—	—	161,902	161,902
Balances, March 31, 2004	11,908,571	$119,086	$8,589,578	$1,980,585	$10,689,249

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three-Months Ended March 31
	2004	2003
Cash flows from operating activities:

Net income	$161,902	$86,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	137,924	142,741
Amortization of franchise royalty contracts and financing costs	161,951	169,057
Loss on sale of property	484	—
Provision for doubtful accounts	25,000	30,000
Provision for deferred income taxes	99,120	—
(Increase) decrease in:
Trade accounts receivable	5,301	(143,318)
Notes receivable	14,584	29,211
Other receivables	(5,618)	8,872
Inventories	(9,562)	(4,200)
Prepaid expenses	(125,231)	(39,086)
Income taxes refundable	—	23,366
Other assets	110,159	(3,057)
Increase (decrease) in:
Accounts payable	180,844	18,705
Accrued expenses	4,585	(88,880)
Other long-term liabilities	57,500	—

Net cash provided by operating activities	818,943	229,784

Cash flows from investing activities:

Additions to property and equipment	(41,583)	(7,891)
Proceeds from sale of property	3,300	—

Net cash used in investing activities	(38,283)	(7,891)

Cash flows from financing activities:

Net decrease in bank overdraft	—	(332,048)
Net decrease in credit line note payable	—	(134,969)
Proceeds from note payable	—	450,000
Payments on long-term debt	(130,601)	(122,650)

Net cash used in financing activities	(130,601)	(139,667)

Net increase in cash and cash equivalents	650,059	82,226

Cash and cash equivalents at beginning of period	682,730	131,631

Cash and cash equivalents at end of period	$1,332,789	$213,857

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2004 and 2003

(Unaudited)

(1)                                 General

The accompanying unaudited consolidated financial statements of Western Sizzlin Corporation, formerly Austins Steaks & Saloon, Inc., (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year because, among other things, the dining habits of the Company’s customers cannot be certain.  The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, is effective no later than the end of the first quarter of 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has a voting interest in WSI ADRF, Inc. (“ADRF”), an entity formed to develop national, regional and local advertising campaigns and materials for the benefit of the Company’s franchised and company-owned restaurants.  The company-owned restaurants and substantially all of its franchisees are members of ADRF and therefore are required to remit a monthly payment to ADRF.  These fees, along with contributions received from certain of the Company’s vendors, are used by ADRF to develop and produce advertising and related materials for the company-owned restaurants and the franchisees.  Total revenues of ADRF were approximately $582,000 for the year ended December 31, 2003.

The Company determined that ADRF is a variable interest entity but that neither the Company nor its company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not consolidated with the Company.   The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The fee charged to ADRF for these services was $36,000 for each of the 3-month periods ended March 31, 2004 and 2003.

As of March 31, 2004, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

(2)                                 Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123.  SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results.  The Company had no grants of stock options for the three-month periods ended March 31, 2004 and 2003.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding  and unvested awards in each period.

	2004	2003

Net Income
As reported	$161,902	$86,373
Deduct total stock-based employee compensation expense determined under fair-value based method for all outstanding and unvested awards, net of tax	(4,007)	—

Pro forma	$157,895	$86,373

Basic and diluted net income per share
As reported	$0.01	$0.01
Pro forma	$0.01	$0.01

(3)         Goodwill and Other Intangible Assets

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

There were no changes in the net carrying amount of goodwill for the three months ended March 31, 2004 or the three-months ended March 31, 2003.

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

		As of March 31, 2004
	Gross carrying amount	Weighted average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$6,460,527

Aggregate amortization expense for amortizing intangible assets for the three-month period ended March 31, 2004 was $157,573.  Estimated amortization expense is $630,295 per year through December 31, 2009.

(4)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for 128,595 shares of common stock were not included in computing diluted earnings per share for the three month periods ended March 31, 2004 and 2003 because the effect of these options is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income	Weighted Average Shares	Earnings Per Share Amount
	(Numerator)	(Denominator)
Three-months ended March 31, 2004
Net income - basic and diluted	$161,902	11,908,571	$.01

Three-months ended March 31, 2003
Net income - basic and diluted	$86,373	12,150,099	$.01

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through March 31, 2004, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months Ended March 31,
	2004	2003

Revenues from reportable segments:
Restaurants	$3,980,245	$3,635,870
Franchising and other	1,237,852	1,270,564

Total revenues	$5,218,097	$4,906,434

Depreciation and amortization:
Restaurants	$126,372	$128,324
Franchising and other	173,503	183,474
Total depreciation and amortization	$299,875	$311,798

Interest expense:
Restaurants	$100,517	$112,941
Franchising and other	220	6,358

Total interest expense	$100,737	$119,299

Interest income:
Restaurants	$18,714	$22,843
Franchising and other	1,040	722
Total interest income	$19,754	$23,565

Income (loss) before income tax expense:
Restaurants	$57,039	$(145,348)
Franchising and other	204,093	286,638

Total income before income tax expense	$261,132	$141,290

	March 31, 2004	March 31, 2003
Gross fixed assets:
Restaurants	$6,554,742	$6,531,194
Franchising and other	1,267,618	1,448,915

Total gross fixed assets	$7,822,360	$7,980,109

Expenditures for fixed assets:
Restaurants	$41,583	$7,891
Franchising and other	—	—

Total expenditures for fixed assets	$41,583	$7,891

(6)                                 Contingencies

In January 2001, the Company executed a series of Master Lease Agreements (“Agreements”) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (“Former Quincy’s”).  Signed copies of these Agreements were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (the “Lessor”), to be legally binding; however, no signed copies were ever returned to the Company.  At the end of January 2002, there remained only 25 Former Quincy’s operated by Company franchisees, the Lessor having taken back, in 2001 and 2002, other restaurants previously operated by Company franchisees.  The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor.  However, the cost of any rental payments was passed on to the franchisees operating the properties.  On May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.  No response has ever been received from Lessor.

The Company intends to vigorously contest any potential claims asserted by General Electric Franchise Finance Corporation.  While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.

On March 16, 2004, the Company and Kenneth Greenway settled all existing litigation related to a lease dispute. Under the settlement agreement, the Company made a cash payment of $110,000 and issued a $115,000 note to Mr. Greenway payable monthly over twenty-four months, plus interest at 2.5%.  The Company had accrued $225,000 as of December 31, 2003.  As a result of this settlement, both parties received a final release from all claims under the original lease agreements.

The Company is a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200.  The lease agreement, which runs through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party.

The assignees apparently have failed to make recent monthly rental, property tax, and association payments on the premises.  The Landlord has taken possession of the premises and is obligated to, and is attempting to, find a replacement tenant.

In November 2003, the Company was served with a complaint filed in the District Court of Lancaster County, Nebraska alleging default under various terms and provisions of the lease agreement and seeking collection of approximately $43,000 in unpaid rent, ad valorem real estate taxes and neighborhood association assessments as of that date.  The Company has asserted a claim against the assignees for any accrued but unpaid obligations under the lease and guaranty for which the Company may be found liable.  Accordingly, the Company filed a cross-claim against its assignee and a Third-Party Complaint against a subsequent assignee. The litigation is currently in the pretrial discovery phase and motions for summary judgements have been filed by the plaintiff against all defendants, by the Company against its assignee and subsequent assignee, and by the Company’s assignee against its assignee. The Plaintiff has indicated that he would completely release the defendants for payment of $125,000.  In light of ongoing settlement discussions, the Company has accrued $50,000 as of March 31, 2004.  The Company’s maximum exposure through February 2014 includes rent of approximately $1 million plus any unpaid property taxes and association dues.

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

The Company operated and franchised a total of 166 restaurants located in 22 states, including 7 Company-owned and 159 franchise restaurants as of March 31, 2004.  The restaurants include a family steakhouse concept, a steak and buffet concept, and the casual dining steakhouse concept.

Results of Operations

Net income for the three-month period ended March 31, 2004 was $161,902 compared to net income of $86,373 for the three-month period ended March 31, 2003.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three-Months Ended March 31,
	2004	2003
Revenues:
Company-operated restaurants	76.3%	74.1%
Franchise royalties and fees	21.8	23.7
Other sales	1.9	2.2
Total revenues	100.0	100.0

Cost of company-operated restaurants	52.2	52.5
Cost of franchise operations	9.3	6.7
Other cost of operations	1.5	1.7
Restaurant operating expenses	17.6	17.5
General and administrative	8.0	10.6
Depreciation and amortization	5.6	6.4
Total costs and expenses	94.2	95.4

Income from operations	5.8	4.6

Other income (expense)	(0.8)	(1.7)

Income before income tax expense	5.0	2.9

Income tax expense	1.9	1.1
Net income	3.1%	1.8%

	Three-Months Ended March 31,
	2004	2003
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	7	7
Opened	—	—
Closed	—	—
Franchised	—	—
End of period	7	7

Number of U.S. Franchised Restaurants:
Beginning of period	161	186
Opened	1	—
Closed	(3)	(12)
End of period	159	174

Revenues

Company-operated restaurant revenues increased $344,000 (8.7%) to $4.0 million for the three-months ended March 31, 2004 as compared to $3.6 million for the comparable three-month period ended March 31, 2003, due to same store sales increases of 9.47%.  The Company restaurants implemented menu price increases effective January 1, 2004.  Customer counts increased 2.78% over the prior period.

Franchise and other revenues decreased 2.6% to $1.2 million for the three-months ended March 31, 2004 as compared to $1.3 million for the comparable three-month period ended March 31, 2003.  The decrease is attributable to fewer franchised units in the system at March 31, 2004 as compared to March 31, 2003.  System-wide sales for the franchise system for the three-months ended March 31, 2004 were $56.7 million.  Same store sales for the three-months ended March 31, 2004 increased 4.52% over 2003.  The majority of the units that closed had annual sales volumes of $1.1 million or less.

Costs and Expenses

Cost of company-operated restaurants, consisting primarily of food, beverage, and employee costs increased $144,000 (5.6%) to $2.7 million for the three-months ended March 31, 2004 from $2.6 million for the three-months ended March 31, 2003.  These costs decreased as a percentage of total revenues from 52.5% in 2003 to 52.2 % in 2004.   The increase in the costs were attributable to increase in food costs due to commodity increases offset by decreases in labor costs by monitoring staffing requirements more efficiently.

Cost of franchise operations and other cost of operations was $561,000 (10.8%) for the three-months ended March 31, 2004 compared to $414,000 (8.4%) in 2003. The increase is attributable to increased personnel costs largely associated with the Company’s Chief Executive Officer position being filled July 1, 2003.  The position was vacant the first six-months of 2003.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the company-operated restaurants, increased $60,000 (7.0%) for the three-month period ended March 31, 2004 versus the prior year’s comparable period. These expenses as a percentage of total revenues decreased slightly to 17.3% in 2004 compared to 17.5% in 2003 for the comparable period, due to the relation of the revenue increase to the restaurant operating expense increase over the comparable periods.

For the three months ended March 31, 2004 and 2003, general and administrative expenses were $415,000 and $518,000, respectively and as a percentage of total revenue were 8.0% and 10.6%, respectively. The decrease is primarily due to investment banker consulting fees and also legal fees associated with litigation matters during the first quarter of 2003.

Depreciation and amortization expense was $11,923 (4.0%) less for the three-months ended March 31, 2004 versus the three-month period ended March 31, 2003.

Other Income (Expense)

Interest expense decreased $18,562 for the three-months ended March 31, 2004 versus the three-month period ended March 31, 2003 due to a lower average principal outstanding balance as well as lower interest rates in 2004.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 38.0% and 38.9% for the three-month periods ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company has historically operated with negative working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders.  The Company has a positive working capital of $649,000 and $141,000 at March 31, 2004 and December 31, 2003, respectively.

Cash flows provided by operating activities were $819,000 in 2004 compared to $230,000 in 2003. During 2004, cash flows provided by operating activities were primarily due to net income of $162,000 and depreciation and amortization of $300,000, decrease in other assets of $110,000 due to sale of an asset, a note payable of $115,000 issued related to a litigation settlement, increase in accounts payables and accrued expenses of $128,000 offset by increases in prepaid expenses of $125,000. During 2003, cash flows provided by operations were primarily due to net income of $86,000 and depreciation and amortization of $312,000 offset by increase in trade accounts receivable. Net cash used in investing activities of $38,000 in 2004 and $8,000 in 2003, was for capital expenditures related to property and equipment.  Net cash used in financing activities of $131,000 in 2004 was for payments on long-term debt.  During 2003, the cash used in financing activities was primarily due to payments of long-term debt, decreases in bank overdraft and credit line, offset by loan proceeds of $450,000.

Management believes that the Company’s short-term cash requirements will include settlements related to certain legal proceedings, capital contribution related to a planned joint venture for development of a buffet concept restaurant, and capital improvements to Company-operated restaurants.

The Company utilizes its existing line of credit to provide short-term funding in addition to cash from operations.  Management reviews available financing alternatives to provide cash for future expansion, restructure existing debt, and provide additional working capital; however, management believes existing financing will provide adequate funding for cash requirements.

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

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this

Interpretation did not have any impact on the Company’s consolidated financial position, results of operations or cash flows of the Company. See Note 1 to the Company’s consolidated financial statements, which are included in Item 1., Part I. for a discussion of Interpretation No. 46.

As of March 31, 2004, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of March 31, 2004, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at March 31, 2004 (dollars in thousands):

EXPECTED MATURITY DATE

	2004	2005	2006	2007	2008	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$414	$505	$522	$361	$337	$1,809	$3,948	$3,973
Average Interest Rate	9.93%	9.94%	9.94%	10.02%	10.06%	10.07%	10.00%

Item 4.           Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Company’s Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  For additional discussion, see Note 6 to the Company’s consolidated financial statements, which are included in Item 1., Part I.

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

8-K – Filed February 27, 2004

8-K/A – Filed March 5, 2004

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

Date: May 17, 2004