Form 10-Q
period 2004-06-30
WESTERN SIZZLIN CORP
filed 2004-08-16
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from                   to

Commission file number 0-25366

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	86-0723400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1338 Plantation Road Roanoke, Virginia 24012
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

Yes  ☐  No ☒

As of August 16, 2004, there were 11,908,571 shares of common stock outstanding.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Form 10-Q Index

Six Months Ended June 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,828,241	$682,730
Short-term investments	252,801	251,426
Trade accounts receivable, net of allowance for doubtful accounts of $387,112 in 2004 and $329,112 in 2003	779,803	838,931
Current installments of notes receivable	206,702	229,273
Other receivables	110,178	43,329
Inventories	110,087	66,390
Prepaid expenses	364,175	413,824
Deferred income taxes	382,428	382,428
Total current assets	4,034,415	2,908,331
Notes receivable, less allowance for doubtful accounts of $69,345 in 2004 and $69,345 2003, excluding current installments	1,140,078	1,170,804
Property and equipment, net of accumulated depreciation of $4,914,076 in 2004 and $4,667,923 in 2003	2,995,678	3,124,807
Franchise royalty contracts, net of accumulated amortization of $6,618,101 in 2004 and $6,302,954 in 2003	2,836,330	3,151,477
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $109,187 in 2004 and $100,100 in 2003	91,024	100,110
Deferred income taxes	1,075,041	1,280,025
Asset held for sale	671,244	700,278
Other assets	37,760	148,044
	$17,191,770	$16,894,076
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$529,064	$529,645
Accounts payable	1,335,338	991,328
Accrued expenses and other	1,072,155	1,246,785
Total current liabilities	2,936,557	2,767,758
Long-term debt, excluding current installments	3,288,074	3,548,971
Other long-term liabilities	98,615	50,000
Commitments and contingincies
Stockholders’ equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; 11,908,571 issued and outstanding shares in 2004 and 2003	119,086	119,086
Additional paid-in capital	8,589,578	8,589,578
Retained earnings	2,159,860	1,818,683
Total stockholders’ equity	10,868,524	10,527,347
	$17,191,770	$16,894,076

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
Company-operated restaurants	$4,433,066	$4,397,448	$8,413,311	$8,033,318
Franchise operations	1,148,650	1,235,046	2,286,047	2,398,449
Other	94,212	110,960	194,667	218,121

Total revenues	5,675,928	5,743,454	10,894,025	10,649,888

Costs and expenses:
Cost of company-operated restaurants	3,034,080	2,919,393	5,756,207	5,497,618
Cost of franchise operations	456,305	359,469	940,031	690,324
Other cost of operations	71,024	83,111	148,777	166,497
Restaurant operating expenses	904,713	882,431	1,822,418	1,740,357
General and administrative	548,168	581,214	963,235	1,099,646
Depreciation and amortization	307,711	315,766	607,586	627,564

Total costs and expenses	5,322,001	5,141,384	10,238,254	9,822,006

Income from operations	353,927	602,070	655,771	827,882

Other income (expense):
Interest expense	(98,627)	(118,386)	(199,364)	(237,685)
Interest income	22,635	23,235	42,389	46,800
Other	11,204	3,967	51,475	15,179

Total other income (expense)	(64,788)	(91,184)	(105,500)	(175,706)

Income before income tax expense	289,139	510,886	550,271	652,176

Income tax expense	109,864	192,925	209,094	247,842

Net income	$179,275	$317,961	$341,177	$404,334

Earnings per share:
Basic	$.02	$.03	$.03	$.03
Diluted	$.02	$.03	$.03	$.03

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Dollars

Balances, December 31, 2003	11,908,571	$119,086	$8,589,578	$1,818,683	$10,527,347

Net income	—	—	—	341,177	341,177

Balances, June 30, 2004	11,908,571	$119,086	$8,589,578	$2,159,860	$10,868,524

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(Unaudited)

	June
	2004	2003
Cash flows from operating activities:
Net income	$341,177	$404,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	283,357	296,885
Amortization of franchise royalty contracts and financing costs	324,233	330,679
Loss on disposal of fixed assets	484	351
Gain on sale of asset held for sale	—	(790)
Provision for doubtful accounts	58,000	7,545
Provision for deferred income taxes	204,984	—
(Increase) decrease in:
Trade accounts receivable	1,128	117,542
Notes receivable	53,297	65,115
Other receivables	(66,849)	16,568
Inventories	(43,697)	(14,113)
Prepaid expenses	49,649	(58,993)
Income taxes refundable	—	47,198
Other assets	110,284	(33,057)
Increase (decrease) in:
Accounts payable	344,010	(165,618)
Accrued expenses	(174,630)	(284,539)
Other long-term liabilities	48,615	147,993

Net cash provided by operating activities	1,534,042	877,100

Cash flows from investing activities:
Short term investments	(1,375)	—
Additions to property and equipment	(128,978)	(46,600)
Proceeds from sale of property	3,300	414,390

Net cash (used in) provided by investing activities	(127,053)	367,790

Cash flows from financing activities:
Net decrease in bank overdraft	—	(337,110)
Net decrease in credit line note payable	—	(363,180)
Proceeds from note payable	—	450,000
Payments on note payable	—	(150,000)
Payments on long-term debt	(261,478)	(248,371)

Net cash used in financing activities	(261,478)	(648,661)

Net increase in cash and cash equivalents	1,145,511	596,229

Cash and cash equivalents at beginning of period	682,730	131,631

Cash and cash equivalents at end of period	$1,828,241	$727,860

Supplemental disclosure of cash flow information:
Cash payments for interest	$199,986	$223,631
Income taxes paid	$4,110	$52,650

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Notes to Consolidated Financial Statements

 Six-Months Ended June 30, 2004 and 2003

(Unaudited)

(1)                                 General

The accompanying unaudited consolidated financial statements of Western Sizzlin Corporation, formerly Austins Steaks & Saloon, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year because, among other things, the dining habits of the Company’s customers cannot be certain.  The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and accompanying notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities – an interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarifies and changes the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expands instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, was effective as of the end of the first quarter of 2004.

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

The Company determined that ADRF is a variable interest entity but that neither the Company nor its company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not

consolidated with the Company.   The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The fee charged to ADRF for these services was $36,000 for each of the three-month periods ended June 30, 2004 and 2003 and $72,000 for each of the six-month periods ended June 30, 2004 and 2003.

As of June 30, 2004, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

(2)                                 Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results.  The Company granted 10,000 stock options to each director, totaling 100,000, under a Non-Employee Stock Option Plan adopted by the Company on June 22, 2004.  These options immediately vested on the grant date.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.

	Three-months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net Income
As reported	$179,275	$317,961	$341,177	$404,334
Deduct total stock-based employee compensation expense determined under fair-value based method for all outstanding and unvested awards, net of tax	38,130	—	42,137	—

Pro forma	$141,145	$317,961	$299,040	$404,334

Basic and diluted net income per share
As reported	$0.02	$0.03	$0.03	$0.03
Pro forma	$0.01	$0.03	$0.03	$0.03

(3)                                 Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company performs an annual impairment test in the fourth quarter, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

There were no changes in the net carrying amount of goodwill for the three and six-months ended June 30, 2004 and 2003.

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

		As of June 30, 2004
	Gross carrying amount	Weighted average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$6,618,101

Aggregate amortization expense for amortizing intangible assets for the three and six-month periods ended June 30, 2004 was $157,573 and $315,147, respectively.  Estimated amortization expense is $630,295 per year through December 31, 2009.

(4)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for 75,000 shares of common stock were not included in computing diluted earnings per share for the three and six-month periods ended June 30, 2004 and 2003 because the effect of these options is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Three-months ended June 30,		Six- months ended June 30,
	2004	2003	2004	2003

Net Income:	$179,275	$317,961	$341,177	$404,334

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	11,908,571	12,150,099	11,908,571	12,150,099
Dilutive effect of stock options	214	—	107	—
Weighted average shares outstanding (diluted)	11,908,785	12,150,099	11,908,678	15,150,099

Net income per share:
Basic	$0.02	$0.03	$0.03	$0.03
Diluted	$0.02	$0.03	$0.03	$0.03

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through June 30, 2004, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three-Months Ended June 30,		Six-months Ended June 30,
	2004	2003	2004	2003

Revenues from reportable segments:

Restaurants	$4,433,066	$4,397,448	$8,413,311	$8,033,318
Franchising and other	1,242,862	1,346,006	2,480,714	2,616,570
Total revenues	$5,675,928	$5,743,454	$10,894,025	$10,649,888

Depreciation and amortization:
Restaurants	$129,736	$132,151	$256,112	$260,475
Franchising and other	177,975	183,615	351,478	367,089
Total depreciation and amortization	$307,711	$315,766	$607,590	$627,564

Interest expense:
Restaurants	$98,083	$109,775	$198,600	$222,716
Franchising and other	544	8,611	764	14,969
Total interest expense	$98,627	$118,386	$199,364	$237,685

Interest income:
Restaurants	$20,573	$22,658	$39,287	$45,501
Franchising and other	2,062	577	3,102	1,299
Total interest income	$22,635	$23,235	$42,389	$46,800

Income before income tax expense:
Restaurants	$181,355	$191,237	$238,394	$45,889
Franchising and other	107,784	319,649	311,877	606,287
Total income before income tax expense	$289,139	$510,886	$550,271	$652,176

	June 30, 2004	June 30, 2003
Gross property and equipment:
Restaurants	$7,013,488	$6,176,502
Franchising and other	896,265	1,450,978
Total property and equipment	$7,909,753	$7,627,480

Expenditures for property and equipment:
Restaurants	$100,831	$44,537
Franchising and other	28,147	2,063
Total expenditures for property and equipment	$128,978	$46,600

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

The Company was a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200.  The lease agreement, which originally ran through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party.  The assignees apparently failed to make monthly rental, property tax, and association payments on the premises.  As a result the Landlord took possession of the premises and on or about May 12, 2004, sold the premises to a third party intending to use the premises for its own purposes.  The Landlord has alleged that he has suffered a loss of $149,226, exclusive of interest, through the date of the sale.

In November 2003, the Landlord filed a complaint in the District Court of Lancaster County, Nebraska alleging default under various terms and provisions of the lease agreement and seeking collection of approximately $43,000 in unpaid rent, real estate taxes and neighborhood association assessments through November 4, 2003.  The Company filed a cross-claim against its assignee and a Third-Party Complaint against a subsequent assignee for any accrued but unpaid obligations under the lease and guaranty for which the Company may be found liable.  The litigation is currently in the pretrial discovery phase.  The Company believes that its maximum exposure is limited to the alleged damage of $149,226, through May 12, 2004, plus pre, and post judgement interest, as the Company believes that the sale of the premises terminated the lease and any further obligation.

During late 2003, the Company was notified of a claim by Meadowbrook Meat Company, Inc. d/b/a MBM Corporation (MBM) alleging amounts owed by the Company to MBM.  In December 2003, MBM filed suit in Federal District Court in North Carolina, but only recently served the

Company with that Complaint.  The complaint seeks damages in an amount in excess of $800,000, alleging the breach of an agreement to pay for food and other restaurant supplies, and unjust enrichment.  The Company has generally denied the allegations of MBM and believes it has factual and legal defenses to most, if not all, of the claim and is prepared to defend this action vigorously.  The litigation is currently in the pretrial discovery phase.

The Company entered into a Lease Agreement for restaurant premises located in Dickson, Tennessee in 1994.  The Lease Agreement had an original term of 15 years and requires monthly base rental payments of $6,500 for the final five years of the lease term.  The Company ceased operations of the premises as a restaurant in 1996 and subsequently sub-leased the property.  The location has been vacant since September 2001.  In June 2004, the Company advised the Landlord that it was surrending the property.  The Landlord is obligated to, and has advised the Company that he is attempting to find a replacement tenant.

In July 2004, the Landlord filed a complaint in the General Sessions Court of Dickson, Tennessee alleging default under the lease agreement and seeking collection of unpaid rent, real estate taxes and attorney’s fees for May and June 2004.  The Company has informally resolved this action through the payment of rent and real estates taxes, but has continued to assert that it has surrendered the property.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(7)                                 Subsequent Event

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire.  The Company is currently in the process of collecting insurance proceeds and resolving issues with its lender.  As a result of this casualty, the Company has terminated the lease of the tenant who operated a Chinese restaurant on these premises, that was unaffiliated with the Company.  As of June 30, 2004, these assets were classified as held for sale and management does not anticipate any impairment of these assets as a result of the fire.

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

The Company operated and franchised a total of 159 restaurants located in 21 states, including 7 Company-operated and 152 franchise restaurants as of June 30, 2004.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Results of Operations

Net income for the three-month and six-month periods ended June 30, 2004 was $179,275 and $341,177 as compared to net income of $317,961 and $404,334 for the three-month and six-month periods ended June 30, 2003.  The decrease is attributable to decreased revenues in the franchising segment due to closing of franchised locations, along with increased spending in cost of franchising.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Company-operated restaurants	78.1%	76.6%	77.2%	75.5%
Franchise operations	20.2	21.5	21.0	22.5
Other Sales	1.7	1.9	1.8	2.0
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of company-operated restaurants	53.5	50.8	52.8	51.6
Cost of franchise operations	8.0	6.3	8.6	6.5
Other cost of operations	1.3	1.4	1.4	1.6
Restaurant operating expenses	15.9	15.4	16.7	16.3
General and administrative	9.7	10.1	8.8	10.3
Depreciation and amortization	5.4	5.5	5.7	5.9
Total costs and expenses	93.8	89.5	94.0	92.2

Income from operations	6.2	10.5	6.0	7.8

Other income (expense)	(1.1)	(1.6)	(1.0)	(1.7)

Income before income tax expense	5.1	8.9	5.0	6.1

Income tax expense	1.9	3.4	1.9	2.3
Net income	3.2%	5.5%	3.1%	3.8%

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	7	7	7	7
Opened	—	—	—	—
Closed	—	—	—	—
Franchised	—	—	—	—
End of period	7	7	7	7

Number of U.S. Franchised Restaurants:
Beginning of period	159	174	161	186
Opened	1	—	2	—
Closed	8	4	11	16
End of period	152	170	152	170

Revenues

Company-operated restaurant revenues increased $36,000 (0.8%) to $4.43 million for the three-month period ended June 30, 2004 as compared to $4.40 million for the comparable three-month period ended June 30, 2003.  Revenues for company-operated restaurants increased $380,000 (4.5%) to $8.41 million for the six-month period ended June 30, 2004 as compared to $8.03 million for the comparable six-month period ended June 30, 2003. The three-month and six-month increases over the respective comparable prior periods are attributable to improved performance.   Customer counts increased by 2.78% and .37% for the three and six-month periods.  A price increase went into effect on July 1, 2004 to combat the increased costs in commodities.

Franchise and other revenues decreased 8.3% to $1.24 million for the three-month period ended June 30, 2004 as compared to $1.35 million for the comparable three-month period ended June 30, 2003.  Franchise and other revenues decreased 5.5% to $2.48 million for the six-month period ended June 30, 2003 as compared to $2.62 million for the comparable six-month period ended June 30, 2003.  The decrease is attributable to less franchised stores in the system during the period ended June 30, 2004 as compared to June 30, 2003.  System-wide sales for the franchise system were $56.7 million and $114.1 million for the three and six-month periods, respectively.  Same store sales increased 4.52% for the three-months ended March 31, 2004 over prior period and increased 2.27% for the six-months ended June 30, 2004 over the prior period.

Costs and Expenses

Cost of company-operated restaurants, consisting of food, beverage, and employee costs increased $115,000 (3.8%) to $3.03 million for the three-month period ended June 30, 2004 from $2.92 million for the comparable three-month period ended June 30, 2003.  These costs increased as a percentage of total revenues from 50.8% in 2003 to 53.5% in 2004.  For the six-month period ended June 30, 2004, cost of company-operated restaurants increased $259,000 (4.5%) from $5.5 million in 2003 to $5.8 million in 2004. These costs increased as a percent of total revenues from 51.6% in 2003 to 52.8% in 2004.  The increases are due to increased costs in commodities, such as meat.

Cost of franchise operations and other cost of operations was $527,000 (9.3%) for the three-month period ended June 30, 2004 compared to $443,000 (7.7%) in 2003.   For the six-month period ended June 30, 2004, cost of franchise operations and other cost of operations was $1.1 million (10.0%) compared to $857,000 (8.0%) for the six-month period ended June 30, 2003.  The increase is attributable to increased personnel costs largely associated with the Company’s chief executive officer position being filled July 1, 2003.  Also, there has been increased spending over prior year in consumer research and development of prototype plans.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the company-operated restaurants, increased $22,000 (2.5%) for the three-month period ended June 30, 2004 over prior year’s comparable period.   For the six-month period ended June 30, 2004 restaurant operating expenses increased $82,000 (4.5%) over the comparable prior period. The majority of the slight increases are due to increased operating costs.

For the three-month periods ended June 30, 2004 and 2003, general and administrative expenses were $548,000 and $581,000, respectively and as a percentage of total revenue were 9.7% and 10.1%, respectively.  For the six-month periods ended June 30, 2004 and 2003, general and administrative expenses were $963,000 and $1.1 million, respectively and as a percentage of total revenue were 8.8% and 10.3%, respectively.  The decrease for the six-month period ended June 30, 2004 over the comparable prior period is primarily due to less legal fees incurred in 2004, as well as fees associated with reimbursements to shareholders in 2003 that were involved in the proxy contest and settlement in 2002.

Depreciation and amortization expense was $8,000 less for the three-month period ended June 30, 2004 compared to the comparable period in 2003 and $20,000 less for the comparable six-month period then ended.  The decreases are attributable to property and equipment becoming fully depreciated.

Other Income (Expense)

Interest expense decreased $19,800 and $38,000 for the three and six-month periods ended June 30, 2004 versus the comparable periods in 2003, due to a lower average principal outstanding balance. Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income Tax Expense

Income tax expense is directly affected by the levels of pretax income.  The Company’s effective tax rate of approximately 38.0% and 38.0% percent for the three and six-month periods ended June 30, 2004 is comparable to the rate of 37.8% and 38.0% for the same periods in 2003.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company has historically operated with negative working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders.  The Company had positive working capital of $1.1 million and $414,000 at June 30, 2004 and December 31, 2003, respectively.

Cash flows provided by operating activities were $1.5 million in 2004 compared to $877,000 in 2003. During 2004, cash flows provided by operating activities were primarily due to net income of $341,000 and depreciation and amortization of $608,000, decrease in other assets of $110,000 due to sale of an asset, increase in accounts payables of $344,000 offset by decreases in accrued expenses of $154,000. During 2003, cash flows provided by operations were primarily due to net income of $404,000 and depreciation and amortization of $628,000 offset by decrease accounts payable and accrued expenses of $450,000. Net cash used in investing activities of $127,000 in 2004 and provided by investing activities of $368,000 in 2003, was for capital expenditures related to property and equipment and proceeds of $414,000 in 2003 from sale of property.  Net cash used in financing activities of $131,000 in 2004 was for payments on long-term debt.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.

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

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation did not have any impact on the Company’s consolidated financial position, results of operations or cash flows of the Company. See Note 1 to the Company’s consolidated financial statements, which are included in Item 1, Part I for a disassion of Interpretation No. 46.

As of June 30, 2004, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of June 30, 2004, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at June 30, 2004 (dollars in thousands):

EXPECTED MATURITY DATE

	2004	2005	2006	2007	2008	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$269	$505	$522	$361	$337	$1,822	$3,816	$4,409
Average Interest Rate	9.93%	9.94%	9.94%	10.02%	10.06%	10.07%	10.00%

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Company’s Chief Financial Officer.  Based upon their evaluation, the officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 2.    Change in Securities and Use of Proceeds – N/A

Item 3.    Defaults Upon Senior Securities – N/A

Item 4.    Submission of Matters to a Vote of Security Holders – At the Annual Meeting of the Shareholders held June 22, 2004, the following persons were elected to the Board of Directors:

Nominees	Shares voted for	Shares withheld

Paul C. Schorr, III	9,141,437	0
Thomas M. Hontzas	9,141,437	0
Stanley L. Bozeman, Jr.	9,053,937	87,500
William E. Proffitt	9,141,437	0
Jesse M. Harrington, III	9,141,437	0
A. Jones Yorke	9,091,437	50,000
Roger D. Sack	9,091,437	50,000
Titus W. Greene	9,141,437	0
Pat Vezertzis	9,141,437	0
J. Alan Cowart	9,053,937	87,500

Item 5.    Other Information – N/A

Item 6.    Exhibits and Reports on Form 8-K:

(a)   Exhibits:

10.1 Employment Agreement of James C. Verney

10.2 2004 Non-Employee Directors Stock Option Plan

31.1 Section 302 Certificate of Chief Executive Officer

31.2        Section 302 Certificate of Chief Financial Officer

32.1  Section 1350 Officer’s Certification

32.2 Section 1350 Officer’s Certification

(b)   Reports on Form 8-K :

Form 8-K/A, filed April 1, 2004, reporting under Item 4, a change in registrant’s certifying accountant

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

Date: August 16, 2004