Form 10-Q
period 2004-09-30
WESTERN SIZZLIN CORP
filed 2004-11-15
CIK 930686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from                    to

Commission file number 0-25366

WESTERN SIZZLIN CORPORATION

(formally Austins Steaks & Saloon, Inc.)
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

As of November 14, 2004, there were 11,908,571 shares of the issuer’s common stock outstanding.

WESTERN SIZZLIN CORPORATION

(formally Austins Steaks & Saloon, Inc.)

Form 10-Q Index

Nine Months Ended September 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WESTERN SIZZLIN CORPORATION
(formally Austsins Steaks & Saloon, Inc.)

Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,087,401	$682,730
Short-term investments, restricted under long-term debt agreement	252,801	251,426
Trade accounts receivable, net of allowance for doubtful accounts of $404,231 in 2004 and $329,112 in 2003	831,403	838,931
Current installments of notes receivable	217,225	229,273
Other receivables	49,955	43,329
Inventories	91,676	66,390
Prepaid expenses	380,828	413,824
Deferred income taxes	382,428	382,428
Total current assets	4,293,717	2,908,331
Notes receivable, less allowance for doubtful accounts of $69,345 in 2004 and $69,345 in 2003, excluding current installments	1,093,620	1,170,804
Property and equipment, net of accumlated depreciation of $5,929,973 in 2004 and $4,667,923 in 2003	2,911,398	3,124,807
Franchise royalty contracts, net of accumulated amortization of $6,775,675 in 2004 and $6,302,954 in 2003	2,678,756	3,151,477
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $113,895 in 2004 and $100,100 in 2003	86,315	100,110
Deferred income taxes	977,384	1,280,025
Asset held for sale	300,000	700,278
Other assets, net	401,848	148,044
	$17,053,238	$16,894,076

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$517,315	$529,645
Accounts payable	1,031,497	991,328
Accrued expenses and other	1,232,404	1,246,785
Total current liabilities	2,781,216	2,767,758
Long-term debt, excluding current installments	3,169,501	3,548,971
Other long-term liabilities	34,467	50,000
Commitments and contingincies
Stockholders’ equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; 11,908,571 issued and outstanding in 2004 and 2003	119,086	119,086
Additional paid-in capital	8,589,578	8,589,578
Retained earnings	2,359,390	1,818,683
Total stockholders’ equity	11,068,054	10,527,347
	$17,053,238	$16,894,076

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
(formally Austins Steaks & Saloon, Inc.)

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues:
Company-operated restaurants	$4,475,230	$4,242,932	$12,888,541	$12,276,250
Franchise operations	1,127,043	1,229,320	3,413,090	3,627,769
Other	99,527	102,670	294,194	320,791
Total revenues	5,701,800	5,574,922	16,595,825	16,224,810

Costs and expenses:
Cost of Company-operated restaurants	3,030,878	2,857,604	8,787,085	8,355,222
Cost of franchise operations	511,599	430,586	1,451,630	1,120,910
Other costs of operations	76,770	77,503	225,547	244,000
Restaurant operating expenses	932,312	886,490	2,754,730	2,626,847
General and administrative	469,403	508,860	1,432,638	1,608,506
Depreciation and amortization	291,373	317,920	898,959	945,484
Total costs and expenses	5,312,335	5,078,963	15,550,589	14,900,969
Income from operations	389,465	495,959	1,045,236	1,323,841

Other income (expense):
Interest expense	(95,239)	(109,209)	(294,603)	(346,894)
Interest income	20,026	23,927	62,415	70,727
Other	7,552	(8,322)	59,027	6,857
	(67,661)	(93,604)	(173,161)	(269,310)
Income before income tax expense	321,804	402,355	872,075	1,054,531

Income tax expense	122,274	152,895	331,368	400,737
Net income	$199,530	$249,460	$540,707	$653,794
Earnings per share:

Basic	$.02	$.02	$.05	$.05
Diluted	$.02	$.02	$.05	$.05

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

(formally Austins Steaks & Saloon, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2004

(Unaudited)

			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Dollars			Total
Balances, December 31, 2003	11,908,571	$119,086	$8,589,578	$1,818,683	$10,527,347

Net Income	—	—	—	540,707	540,707

Balances, September 30, 2004	11,908,571	$119,086	$8,589,578	$2,359,390	$11,068,054

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

(formally Austin Steak & Saloon, Inc.)

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	September
	2004	2003
Cash flows from operating activities:
Net income	$540,707	$653,794
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	412,443	453,182
Amortization of franchise royalty contracts and financing costs	486,516	492,302
(Gain) Loss on disposal of fixed assets	(945)	351
Gain on sale of asset held for sale		(790)
Provision for deferred income taxes	302,641
Provision for bad debts	75,119	37,545
(Increase) decrease in:
Trade accounts receivable	(67,591)	207,731
Notes receivable	89,232	111,474
Other receivables	(6,626)	44,235
Inventories	(25,286)	(2,212)
Prepaid expenses	32,996	30,490
Other assets	110,284	(55,935)
Income taxes refundable	—	47,198
Increase (decrease) in:
Accounts payable	40,169	(339,353)
Accrued expenses and other	(14,381)	(161,233)
Income taxes payable	—	295,031
Other liabilities	(15,533)	50,000

Net cash provided by operating activities	1,959,745	1,863,810
Cash flows from investing activities:
Short-term investments	(1,375)	—
Additions to property and equipment	(169,020)	(119,186)
Proceeds from sale of assets held for sale/disposal	7,121	414,390

Net cash (used in) provided by investing activities	(163,274)	295,204
Cash flows from financing activities:
Net decrease in bank overdraft	—	(346,351)
Net increase (decrease) in credit line note payable	—	(363,180)
Proceeds from note payable	—	450,000
Payments on note payable	—	(450,000)
Payments on long-term debt	(391,800)	(377,447)
Repurchase of common stock	—	(68,183)

Net cash used in financing activities	(391,800)	(1,155,161)

Net increase in cash and cash equivalents	1,404,671	1,003,853

Cash and cash equivalents at beginning of period	682,730	131,631

Cash and cash equivalents at end of period	$2,087,401	$1,135,484

Supplemental disclosure of cash flow information:
Cash payments for interest	$294,605	$346,888
Income taxes paid	$30,358	$60,474

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

Notes to Consolidated Financial Statements

Nine-Months Ended September 30, 2004 and 2003

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

The Company determined that ADRF is a variable interest entity but that neither the Company nor its company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not

consolidated with the Company.   The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The fee charged to ADRF for these services was $36,000 for each of the three-month periods ended September 30, 2004 and 2003 and $108,000 for each of the nine-month periods ended September 30, 2004 and 2003.

As of September 30, 2004, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

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

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.

	Three-months ended September 30,		Nine-months ended September 30,
	2004	2003	2004	2003

Net Income
As reported	$199,530	$249,460	$540,707	$653,794
Deduct total stock-based employee compensation expense determined under fair-value based method for all outstanding and unvested awards, net of tax	4,030	—	46,167	—

Pro forma	$195,500	$249,460	$494,540	$653,794

Basic and diluted net income per share
As reported	$0.02	$0.02	$0.04	$0.05
Pro forma	$0.02	$0.02	$0.04	$0.05

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

There were no changes in the net carrying amount of goodwill for the three and nine-months ended September 30, 2004 and 2003.

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

		As of September 30, 2004
	Gross carrying amount	Weighted average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$6,775,675

Aggregate amortization expense for amortizing intangible assets for the three and nine-month period ended September 30, 2004 was $157,573 and $472,721, respectively.  Estimated amortization expense is $630,295 per year through December 31, 2009.

(4)           Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for 175,000 shares of common stock were not included in computing diluted earnings per share for the three and nine-month periods ended September 30, 2004 and 2003 because the effect of these options is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Three-months ended September 30,		Nine- months ended September 30,
	2004	2003	2004	2003

Net Income:	$199,530	$249,460	$540,707	$653,794

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	11,908,571	12,129,446	11,908,571	12,143,139
Dilutive effect of stock options	—	—	71	—
Weighted average shares outstanding (diluted)	11,908,571	12,129,446	11,908,642	12,143,139

Net income per share:
Basic	$0.02	$0.02	$0.05	$0.05
Diluted	$0.02	$0.02	$0.05	$0.05

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

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through September 30, 2004, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10 percent or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three-Months Ended September 30,		Nine-months Ended September 30,
	2004	2003	2004	2003

Revenues from reportable segments:
Restaurants	$4,475,230	$4,242,932	$12,888,541	$12,276,250
Franchising and other	1,226,570	1,331,990	3,707,284	3,948,560
Total revenues	$5,701,800	$5,574,922	$16,595,825	$16,224,810

Depreciation and amortization:
Restaurants	$114,954	$133,982	$371,062	$394,457
Franchising and other	176,419	183,938	527,897	551,027
Total depreciation and amortization	$291,373	$317,920	$898,959	$945,484

Interest expense:
Restaurants	$94,780	$106,717	$293,380	$329,433
Franchising and other	459	2,492	1,223	17,461
Total interest expense	$95,239	$109,209	$294,603	$346,894

Interest income:
Restaurants	$19,857	$23,486	$59,144	$68,987
Franchising and other	169	441	3,271	1,740
Total interest income	$20,026	$23,927	$62,415	$70,727

Income before income tax expense:
Restaurants	$226,066	$117,605	$464,460	$163,494
Franchising and other	95,738	284,750	407,615	891,037
Total income before income tax expense	$321,804	$402,355	$872,075	$1,054,531

	September 30, 2004	September 30, 2003
Gross property and equipment:
Restaurants	$7,072,713	$6,241,972
Franchising and other	888,878	1,457,607
Total property and equipment	$7,961,591	$7,699,579

Expenditures for property and equipment:
Restaurants	$136,305	$110,005
Franchising and other	32,715	9,181
Total expenditures for property and equipment	$169,020	$119,186

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

The Landlord has filed complaints in the General Sessions Court of Dickson, Tennessee alleging default under the lease agreement and seeking collection of unpaid rent, real estate taxes and attorney’s fees for May through October 2004.  The Company has informally resolved this action through the payment of rent and real estates taxes, but has continued to assert that it has surrendered the property.

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire.  As a result of this casualty, the Company terminated the lease of the tenant operating the restaurant on these premises.  The Company is currently in the process of collecting insurance proceeds and resolving issues with its lender and the former tenant.  As of September 30, 2004, building, improvements, and contents were classified as other assets and land was classified as asset held for sale.  Management does not anticipate any impairment of these assets based on current estimates of the amount of insurable proceeds available to the Company and the anticipated selling price of the land.  The Company plans to sell the land after clean up of debris and the insurance matter is resolved.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters.  All statements other than statements of historical fact contained in the Form 10-Q or in any other report of the Company are forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provided a safe harbor for forward-looking statements.  In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements including, without limitation, the following:  the ability of the Company or its franchises to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company’s operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies.  In addition, the Company disclaims any intent or obligation to update those forward-looking statements.  The Company operated and franchised a total of 159 restaurants located in 21 states, including 7 Company-operated and 152 franchise restaurants as of September 30, 2004.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Results of Operations

Net income for the three-month and nine-month periods ended September 30, 2004 was $199,530 and $540,707 as compared to net income of $249,460 and $653,794 for the three-month and nine-month periods ended September 30, 2003.   The decrease is attributable to decreased revenues in the franchising segment due to closing of franchised locations, along with increased spending in personnel costs, consumer research, and development of prototype plans.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of operations and certain restaurant data for the periods presented:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Company-operated restaurants	78.5%	76.1%	77.7%	75.7%
Franchise operations	19.8	22.0	20.6	22.4
Other Sales	1.7	1.9	1.7	1.9
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of company-operated restaurants	53.2	51.3	52.9	51.5
Cost of franchise operations	9.0	7.7	8.8	6.9
Other cost of operations	1.3	1.4	1.4	1.5
Restaurant operating expenses	16.4	15.9	16.6	16.2
General and administrative	8.2	9.1	8.6	9.9
Depreciation and amortization	5.1	5.7	5.4	5.8
Total costs and expenses	93.2	91.1	93.7	91.8

Income from operations	6.8	8.9	6.3	8.2

Other income (expense)	(1.2)	(1.7)	(1.0)	(1.7)

Income before income tax expense	5.6	7.2	5.3	6.5

Income tax expense	2.1	2.7	2.0	2.5
Net income	3.5%	4.5%	3.3%	4.0%

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	7	7	7	7
Opened	—	—	—	—
Closed	—	—	—	—
Franchised	—	—	—	—
End of period	7	7	7	7

Number of U.S. Franchised Restaurants:
Beginning of period	152	176	161	186
Opened	1	—	3	—
Closed	1	6	12	22
End of period	152	164	152	164

Revenues

Company-operated restaurant revenues increased $23,000 (0.5%) to $4.48 million for the three-month period ended September 30, 2004 as compared to $4.24 million for the comparable three-month period ended September 30, 2003.  Revenues for company-operated restaurants increased $612,000 (4.8%) to $12.89 million for the nine-month period ended September 30, 2004 as compared to $12.28 million for the comparable nine-month period ended September 30, 2003. The three-month and nine-month increases over the respective comparable prior periods are attributable to improved performance and price increases.   Customer counts decreased by 3.84% and 1.10% for the three and nine-month periods.  A price increase went into effect on July 1, 2004 to combat the increased costs in commodities.

Franchise and other revenues decreased 8.67% to $1.23 million for the three-month period ended September 30, 2004 as compared to $1.33 million for the comparable three-month period ended September 30, 2003.  Franchise and other revenues decreased 6.5% to $3.71 million for the nine-month period ended September 30, 2004 as compared to $3.95 million for the comparable nine-month period ended September 30, 2003.  The decrease is attributable to less franchised stores in the system during the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003.  System-wide sales for the franchise system were $57.6 million and $171.5 million for the three and nine-month periods, respectively as compared to system-wide sales of $61.5 million and $185.9 million for the three and nine-month periods ending September 30, 2003.  Same store sales decreased .02% for the three-months ended September 30, 2004 over prior period and increased 1.42% for the nine-months ended September 30, 2004 over the prior period.

Costs and Expenses

Cost of company-operated restaurants, consisting of food, beverage, and employee costs increased $173,000 (5.7%) to $3.03 million for the three-month period ended September 30, 2004 from $2.9 million for the comparable three-month period ended September 30, 2003.  These costs increased as a percentage of total revenues from 51.3% in 2003 to 53.2% in 2004.  For the nine-month period ended September 30, 2004, cost of company-operated restaurants increased $432,000 (4.9%) from $8.4 million in 2003 to $8.8 million in 2004. These costs increased as a percent of total revenues from 51.5% in 2003 to 52.9% in 2004.  The increases are largely due to increased costs in commodities, such as meat.

Cost of franchise operations and other cost of operations was $588,000 (10.3%) for the three-month period ended September 30, 2004 compared to $508,000 (9.1%) in 2003.   For the nine-month period ended September 30, 2004, cost of franchise operations and other cost of operations was $1.7 million (10.2%) compared to $1.4 million (8.4%) for the nine-month period ended September 30, 2003.  The increase is attributable to increased personnel costs largely associated with the Company’s chief executive officer position being filled July 1, 2003.  Also, there has been increased spending over prior year in consumer research and development of prototype plans.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the company-operated restaurants, increased $46,000 (4.9%) for the three-month period ended September 30, 2004 over prior year’s comparable period.   For the nine-month period ended September 30, 2004 restaurant-operating expenses increased $128,000 (4.6%) over the comparable prior period. The majority of the slight increases are due to increased operating costs.

For the three-month periods ended September 30, 2004 and 2003, general and administrative expenses were $469,000 and $509,000, respectively and as a percentage of total revenue were 8.2% and 9.1%, respectively.  For the nine-month periods ended September 30, 2004 and 2003, general and administrative expenses were $1.4 million and $1.6 million, respectively and as a percentage of total revenue were 8.6% and 9.9%, respectively.  The decrease for the nine-month period ended September 30, 2004 over the comparable prior period is primarily due to less legal fees and contingency accruals incurred in 2004, as well as fees associated with reimbursements to shareholders in 2003 that were involved in the proxy contest and settlement in 2002.

Depreciation and amortization expense was $27,000 less for the three-month period ended September 30, 2004 compared to the comparable period in 2003 and $47,000 less for the comparable nine-month period then ended.  The decreases are attributable to property and equipment becoming fully depreciated.

Other Income (Expense)

Interest expense decreased $14,000 and $52,000 for the three and nine-month periods ended September 30, 2004 versus the comparable periods in 2003, due to a lower average principal outstanding balance. Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Income Tax Expense

Income tax expense is directly affected by the levels of pretax income.  The Company’s effective tax rate of approximately 38.0% and 38.0% percent for the three and nine-month periods ended September 30, 2004 is comparable to the rate of 38.0% and 38.0% for the same periods in 2003.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company has historically operated with negative working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders.  The Company had positive working capital of $1.6 million and $141,000 at September 30, 2004 and December 31, 2003, respectively.

Cash flows provided by operating activities were $2.0 million in 2004 compared to $1.9 million in 2003. During 2004, cash flows provided by operating activities were primarily due to net income of $541,000 and depreciation and amortization of $899,000, decrease in other assets of $110,000 due to sale of an asset, increase in accounts receivables of $71,000 offset by decreases in accrued expenses of $64,000. During 2003, cash flows provided by operations were primarily due to net income of $654,000 and depreciation and amortization of $945,000 offset by decrease in accounts payable and accrued expenses of $501,000. Net cash used in investing activities of $163,000 in 2004 and provided by investing activities of $295,000 in 2003, was for capital expenditures related to property and equipment and proceeds of $414,000 in 2003 from sale of property.  Net cash used in financing activities of $392,000 in 2004 was for payments on long-term debt.  Net cash used in financing activities of $1.2 million in 2003 was primarily for repayment of long-term debt, reduction of credit line and bank overdraft and repurchase of stock.

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

As of September 30, 2004, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of September 30, 2004, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at September 30, 2004 (dollars in thousands):

EXPECTED MATURITY DATE

	2004	2005	2006	2007	2008	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$139	$505	$522	$361	$337	$1,823	$3,687	$4,105
Average Interest Rate	9.93%	9.94%	9.94%	10.02%	10.06%	10.07%	10.00%

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

Item 2.             Change in Securities and Use of Proceeds – N/A

Item 3.             Defaults Upon Senior Securities – N/A

Item 4.             Submission of Matters to a Vote of Security Holders – N/A

Item 5.             Other Information – N/A

Item 6.             Exhibits:

(a)                  Exhibits:

10.1 Change of Control Agreement of Robyn B. Mabe

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

Date: November 15, 2004