Form 10-K
period 2004-12-31
WESTERN SIZZLIN CORP
filed 2005-04-11
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004, or

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-25366

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

(Name of Registrant as Specified in Its Charter)

Delaware	86-0723400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1338 Plantation Road, Roanoke, Virginia	24012
(Address of Principal Executive Offices)	(Zip Code)

(540) 345-3195
(Registrant’s Telephone Number Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:

NONE

Securities to be registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).  Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates (without admitting any person whose shares are not included in determining such value is an affiliate) was $9,884,114 based upon the closing price of these shares as reported by the OTC Bulletin Board on June 30, 2004.

As of March 22, 2005 there were 11,908,571 shares, $0.01 par value per share, of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement, expected to be filed on or before April 30, 2005 is hereby incorporated by reference to supply the information required by Part III, Items 10-14 of this Form 10-K.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

WESTERN SIZZLIN CORPORATION
(formerly Austins Steaks & Saloon, Inc.)
FORM 10-K
For the Fiscal Year Ended December 31, 2004
TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	1-7
Item 2.	Properties	7
Item 3.	Legal Proceedings	8-10
Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10-11
Item 6.	Selected Financial Data	11-12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	20
Item 8.	Consolidated Financial Statements	20
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	21

	PART III

Item 10.	Directors and Executive Officers	21
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management	21
Item 13.	Certain Relationships and Related Transactions	21
Item 14.	Principal Accountant Fees and Services	21

	PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	22

SIGNATURES		23-24

Exhibit Index		25-26

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

GENERAL

Western Sizzlin Corporation (formerly Austins Steaks & Saloon Inc.) operates and/or franchises, WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet, and Quincy Steakhouses.  We changed our name to Western Sizzlin Corporation effective October 1, 2003, in connection with a merger of a wholly owned subsidiary into the Company.  Item 6 of this report sets forth further details on the name change and merger transaction.

As of December 31, 2004 we operated 7 Great American Steak & Buffet restaurants. In addition, approximately 100 franchisees operated 147 WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet and Quincy Steakhouses.

Our restaurants are currently located in the states of Alabama, Arkansas, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia.

We are actively engaged in expansion and are looking to expand the franchise system in 2005 and beyond.

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

•              Traditional Line Service (cafeteria style): although our preferred method is full-service, several markets have found the modified-line or line formats to be more appropriate.

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

Potential site locations are identified by a potential franchisee and/or corporate personnel, consultants and independent real estate brokers. Our executive management will visit and approve or disapprove any proposed restaurant site. The majority of restaurants are free-standing even though some restaurants are developed in other types of strip centers. We project that most restaurants will continue to be free-standing.

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

Purchasing

In 2004, we negotiated a national, five-year contract with a broadline distributor and one to twelve month agreements with other vendors, as well. This allows us to maximize our buying leverage based on volume and also works towards our goals of system-wide consistency.  We utilize velocity reports supplied by our various distributors to look for opportunities to consolidate our purchases resulting in cost of food savings.  Our stores are divided into areas based on geographical location.  While each store places their own orders with the various distributors, the most successful stores are the ones who support the areas and use the volume of the combined buying power to be as economically efficient as possible.

Hours of Operation

Our restaurants are open seven days a week, typically from 11:00 a.m. to 10:00 p.m.

Franchise Operations

In addition to operating company-owned restaurants, we currently franchise with others to operate restaurants. We currently have approximately 100 franchisees operating 147 WesterN SizzliN, WesterN SizzliN Wood Grill, and Great American Steak & Buffet restaurants in 21 states.

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

The Advertising Development and Research Fund (ADRF), financed through vendor support and member dues, is our franchisee-controlled graphic art design/marketing agency.

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

In addition, our business is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Our significant investment, in and long-term commitment, to each of our restaurant sites limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. Our continued success is dependent to a substantial extent on our reputation for providing high quality and value and this reputation may be affected not only by the performance of company-owned restaurants but also by the performance of franchisee-owned restaurants over which we have limited control.

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

Employees

As of December 31, 2004, we employed approximately 426 persons, of whom approximately 375 were restaurant employees, 26 were restaurant management and supervisory personnel, and 25 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis.  None of our employees is covered by a collective bargaining agreement and we consider our employee relations to be good.

Item 2. Properties

At December 31, 2004, our seven (7) currently operating restaurants are located in leased space ranging from 5,200 square feet to 10,000 square feet.  Leases are negotiated with initial terms of five to twenty years, with multiple renewal options.  All of our leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels.  Generally, the leases are net leases which require us to pay the costs of insurance, taxes, and a pro rata portion of lessors’ common area costs.

See the discussion contained in Item 7 under “Operating Leases”, regarding certain lease properties with General Electric Franchise Finance Corporation.

We currently lease our executive office, approximately 10,000 square feet, which is located at 1338 Plantation Road, Roanoke, Virginia 24012.

Item 3.  Legal Proceedings

FFCA Claim

In January 2001, we executed a series of Master Lease Agreements (“Agreements”) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (“Former Quincy’s”).  Signed copies of these Agreements were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (FFCA), to be legally binding; however, no signed copies were ever returned to us.  At the end of January 2002, there remained only 25 Former Quincy’s operated by our franchisees, FFCA having taken back, in 2001 and 2002, other restaurants previously operated by our franchisees.  The Agreements, incomplete for a lack of signature by FFCA, provided for rental payments from us to FFCA.  However, the cost of any rental payments was passed on to the franchisees operating the properties.  During 2002 and 2003, nine of the remaining twenty-five properties were closed and the Franchisees discontinued making payments to us.  On May 15, 2003, we sent a letter to FFCA, providing notice of our termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.  We have never received a response from FFCA.

Following the May 15, 2003 termination of the tenancies at-will, we advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to FFCA.  With regard to eleven other former Quincy’s units, we became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to FFCA and it is our understanding that FFCA has accepted these payments.  There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants.  Our estimate of the total payments that were made directly to the lessor for these sixteen franchisees, or former franchisees, is approximately $2,160,000 through December 31, 2004.  In addition, total payments due by the sixteen franchisees for the period January 1, 2005 through December 31, 2005 (the end of the lease term) would be approximately $1,387,000.

While we dispute any liability for any of the following amounts, to our knowledge, as of December 31, 2004 a total of approximately $1,595,000 of rental payments had not been made by either the franchisees or by us with regard to the above-referenced nine properties.  Rent for these nine properties, for the period of January 1, 2005 through December 31, 2005 (the end of the lease term), according to the payment schedule set out in the agreements, would approximate $815,000.

We intend to vigorously contest any potential claims asserted by FFCA.  While we have previously engaged in discussions with FFCA to resolve any rental payments claimed by FFCA under the Agreements, it is not possible at this time to determine the outcome of these discussions.

Lincoln, Nebraska Lease Claim

In 1994, we became a guarantor of a restaurant lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200.  The lease agreement, which originally ran through February 2014, was assigned by us to a third party in March 1998 and subsequently by the third party to another party.  The assignees apparently failed to make monthly rental, property tax, and association payments on the premises.  As a result, the landlord took possession of the premises and on or about May 12, 2004, sold the premises to a third party intending to use the premises for its own purposes.  The landlord has alleged that he has suffered a loss of $149,226, exclusive of interest, through the date of the sale.

In November 2003, the landlord filed a complaint in the District Court of Lancaster County, Nebraska alleging default under various terms and provisions of the lease agreement and seeking collection of approximately $43,000 in unpaid rent, real estate taxes and neighborhood association assessments through November 4, 2003.  We filed a cross-claim against its assignee and a Third-Party Complaint against a subsequent assignee for any accrued but unpaid obligations under the lease and guaranty for which we may be found liable.  We believe that our maximum exposure is limited to the alleged damage of $149,226, through May 12, 2004, plus pre, and post judgment interest, as we believe that the sale of the premises terminated the lease and any further obligation.

MBM Claim

During late 2003, we were notified of a claim by Meadowbrook Meat Company, Inc. d/b/a MBM Corporation (MBM) alleging amounts owed by us to MBM.  In December 2003, MBM filed suit in Federal District Court in North Carolina. The Complaint seeks damages in an amount in excess of $800,000, alleging the breach of an agreement to pay for food and other restaurant supplies, and unjust enrichment. We have generally denied the allegations of MBM and believe we have factual and legal defenses to most, if not all, of the claim and are prepared to defend this action vigorously.  The litigation is currently in the pretrial discovery phase.

Dickson, Tennessee Lease Claim

In 1994, we entered into a lease agreement for restaurant premises located in Dickson, Tennessee.  The lease agreement had an original term of 15 years and requires monthly base rental payments of $6,500 for the final five years of the lease term.  We ceased operations of the premises as a restaurant in 1996 and subsequently sub-leased the property.  The location has been vacant since September 2001.  In June 2004, we advised the landlord that we were surrending the property.  The landlord is obligated to, and has advised us that he is attempting to find a replacement tenant.

On several occasions, the landlord filed Complaints in the General Sessions Court of Dickson, Tennessee alleging default under the lease agreement and seeking collection of unpaid rent, real estate taxes and attorney’s fees for May through October 2004.  We have advised the landlord under this lease that we have surrendered the premises, and have put the landlord on notice of the landlord’s obligation to mitigate any damages.  Following the landlord’s initiation of collection actions in the General Sessions Court in Dickson County, Tennessee, we paid rent for the months of May, June, July, August, September, and October 2004, but we have continued to assert that we have surrendered the property.  The landlord has recently filed separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from November 2004 through January 2005, real estate taxes, and attorney’s fees.  We did not appear before the General Sessions Court for a recent trial of these collection matters, but we have appealed these claims to the court of general record in Dickson County, Tennessee, for trial de novo, and we will assert a defense of failure to mitigate damages.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by us in Lawrenceville, Georgia were completely destroyed by fire.  As a result of this casualty, we terminated the lease of the tenant operating the restaurant on these premises.  We are currently in the process of collecting insurance proceeds and resolving issues with its lender and the former tenant.

As of December 31, 2004, the building, improvements, and contents were classified as other assets and land was classified as asset held for sale.  Management does not anticipate any impairment of these assets based on current estimates of the amount of insurable proceeds available to us and the anticipated selling price of the land.  We plan to sell the land after clean up of debris.  The proceeds of the sale and all applicable insurance proceeds will be remitted to our lender (along with any other necessary payments) after receipt to completely retire all outstanding obligations on this property.

Chubb Claim

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against Western Sizzlin Stores of Virginia, Inc. seeking recovery of allegedly unpaid premiums in the amount of $97,249.  Western Sizzlin Stores of Virginia, Inc. has filed a grounds of defense and served discovery.  To date, there has been no response.  If and when the requested discovery is answered, we will be able to better assess Chubb’s claim.  Western Sizzlin Stores of Virginia, Inc. has never been billed by Chubb and has never had any direct contractual relations with them.

Other

We are involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our Common Stock is traded on the OTC Bulletin Board under the symbol “WSZZ.”  The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on the OTC Bulletin Board.

Fiscal Years Ended December 31, 2004 and 2003	High	Low

First Quarter 2004	$0.65	$0.65

Second Quarter 2004	$0.83	$0.83

Third Quarter 2004	$0.58	$0.58

Fourth Quarter 2004	$0.84	$0.70

First Quarter 2003	$0.51	$0.51

Second Quarter 2003	$0.80	$0.55

Third Quarter 2003	$0.75	$0.75

Fourth Quarter 2003	$0.65	$0.40

As of March 22, 2005 there were approximately 450 stockholders of record.

The Board of Directors declared a cash dividend of $0.01 per share in December 2003.  The payment date was January 30, 2004. Our Board of Directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of the Company’s cash, is in the best interests of the stockholders.

Such decisions are based on the facts and circumstances then-existing.  As a result, we cannot predict when, or whether, another dividend will be declared in the future or if the dividend payment will be similar in amount or rate to past dividends.

The following table provides information on securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	75,000	0.88	0
Equity compensation plans not approved by security holders	100,000	0.82	400,000
Total	175,000	0.85	400,000

Item 6.    Selected Financial Data

October 2003 Merger and Name Change

Effective October 21, 2003, we merged our wholly owned subsidiary, The WesterN SizzliN Corporation, a Delaware corporation, into Austins Steak and Saloon, Inc., with Austins (“we” “us” or the “Company”) being the surviving entity.  At the same time, we changed our name to “Western Sizzlin Corporation” by amending our Certificate of Incorporation.  The amendment was approved by solicitation of written stockholder consents without a meeting pursuant to Section 288 of the General Corporation Laws of Delaware.  On September 30, 2003, the 60th day following the date of the first consent received, stockholders voting 6,495,149 shares or 53.4% of the outstanding common stock had submitted written consents to the action.

July 1999 Merger with Austins

Previously, on July 1, 1999, we merged with The Western Sizzlin Corporation (“WesterN SizzliN”), a Tennessee corporation. As a result of that merger, the assets and business of WesterN SizzliN were owned by the Delaware subsidiary merged into the Company in 2003 as discussed above.

On June 30, 1999, each of the outstanding 2,700,406 shares of Austins common stock were split 1 for 3.135, leaving a total number of 861,374 Austins shares outstanding prior to the merger.  Upon completion of the July 1, 1999 merger, the Austins stockholders owned approximately 7 percent of the outstanding equity and the WesterN SizzliN stockholders owned approximately 93 percent of the outstanding equity of the combined company.

Pursuant to the July 1, 1999 merger, each share of WesterN SizzliN common and Series B convertible preferred stock (4,339,000 and 874,375 shares, respectively) were converted into two shares of Austins’ common stock.  Also effective with the merger, each WesterN SizzliN common stock warrant (371,250 warrants) was converted into two shares of Austins’ common stock.

The business combination was accounted for as a reverse acquisition using the purchase method of accounting.  In the acquisition, the stockholders of the acquired company, WesterN SizzliN, received the majority of the voting interests in the surviving consolidated company.  Therefore, WesterN SizzliN was deemed to be the acquiring company for financial reporting purposes and accordingly, all of the assets and liabilities of

Austins have been recorded at fair value and the operations of Austins have been reflected in the operations of the combined company from July 1, 1999, the date of inception.

Financial Data

The following selected historical consolidated financial information for each of the years ended December 31, 2000 through 2004 has been derived from our consolidated financial statements, and represent the historical consolidated financial information of Western Sizzlin Corporation (formerly Austins Steaks & Saloon Inc.)  For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes included herein.

	Years Ended December 31
	2004	2003	2002	2001	2000(1)
	(In thousands, except per share)

Statement of Operations Data:
Total revenues	$21,708	$21,060	$28,507	$39,443	$87,870
Operating income (loss)	1,174	783	(1,680)	1,089	(1,625)
Net income (loss)	566	212	(1,053)	226	(1,426)
Basic and diluted earnings (loss) per share	$0.05	$0.02	$(0.09)	0.02	(0.12)
Shares used in computing basic and diluted earnings per share	11,909	12,117	12,165	12,154	12,096
Balance Sheet Data:
Working capital surplus (deficit)	1,480	141	$(1,180)	$(2,179)	$(3,788)
Total assets	16,697	16,894	18,039	21,467	25,922
Long-term debt, excluding current maturities	2,698	3,549	4,075	4,594	5,074
Other liabilities	15	50	—	—
Stockholders’ equity	11,093	10,527	10,522	11,782	11,664
Other Financial Data:
Dividends declared	—	119	183	183	—

(1)                                  Effective June 8, 2000, the Company entered into a lease agreement with a financing company to operate 97 Quincy Steakhouses.  The 2000 selected historical consolidated financial information includes the results of operations of these restaurants from the date of the lease agreement.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended December 31
Income Statement Data:	2004	2003	2002

Revenues:
Company-operated restaurants	77.0	75.6	79.9
Franchise operations	21.2	22.4	18.4
Other	1.8	2.0	1.7
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of company-operated restaurants	52.6	52.0	54.9
Cost of franchise operations	9.4	7.4	6.6
Other cost of operations	1.4	1.5	1.2
Restaurant operating expenses	16.7	16.8	19.3
General and administrative expenses	8.9	11.8	10.7
Depreciation and amortization expense	5.5	5.8	5.8
Loss on impairment of asset held for sale	—	0.3	—
Closed restaurants expense	—	0.7	7.4
Income (loss) from operations	5.4	3.7	(5.9)
Other income (expense)	(1.2)	1.7	(0.0)
Income (loss) before income taxes	4.2	2.0	(5.9)
Income tax expense (benefit)	1.6	1.0	(2.2)
Net income (loss)	2.6	1.0	(3.7)

	Years Ended December 31
	2004	2003	2002
Restaurant Data:
Percentage increase in average sales for Company-operated restaurants	5.0	29.7	5.5
Number of Company-operated restaurants included in the average sales computation	7	7	13
Average sales for Company-operated restaurants	$2,387,000	$2,273,000	$1,752,000
Number of Company-operated Restaurants:
Beginning of period	7	7	17
Opened	—	—	—
Closed/Franchised	—	—	10
End of period	7	7	7
Number of U.S. Franchised Restaurants:
Beginning of period	161	186	215
Opened	4	1	3
Closed	18	26	35
Acquired by Franchisee	—	—	3
End of period	147	161	186

Overview

We operate and franchise a total of 154 restaurants located in 21 states, including 7 company-owned and 147 franchise restaurants as of December 31, 2004.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Net income for the year ended December 31, 2004 was $565,811 compared to net income of $211,711 and net loss of $1,052,786 for the years ended December 31, 2003 and 2002, respectively. The loss in 2002 was largely attributed to the closing of under-performing company restaurants and related impairment and closing costs of $2.1 million, and $630,000 for a proxy contest and subsequent settlement with a group of Company stockholders during 2002.  The results for 2003 included generating net income despite a decline in net revenue in excess of $7.0 million.  Significant unusual expenses for 2003 included closed restaurant expense of $156,375, loss on impairment of asset held for sale of $59,722 and legal expenses of approximately $425,000.  The results for 2004 showed improvement in net income of $354,100 from the previous year, $81,868 (after tax) of which was due to a buyout by one of our franchisees operating a Market Street Buffet and Bakery, the Company’s sole concept of this kind remaining.  Our company-operated restaurant operations showed marked improvement in sales and overall operational results.  Franchise operations resulted in additional closings of locations, therefore decreased revenues from royalties.  During 2004, we invested in certain categories such as personnel costs, consumer research, development of prototype plans, and other expenditures to position us for expansion and growth.

2004 COMPARED TO 2003

Revenues

Total revenues increased 3.0% to $21.7 million in 2004, from $21.1 million in 2003. Company-operated restaurant sales increased 5% to $16.7 million in 2004, from $15.9 million in 2003. This increase was due to same store sales increases in company operations, including two menu price increases during the year. The price increase caused the average ticket price to increase approximately 7%, offset by a less than 2% decrease in customer counts.

Franchise and other revenues decreased 2% to $5.0 million in 2004, from $5.1 million in 2003. The decrease is primarily attributable to 14 less franchised restaurants during 2004, offset by the $134,210 gain on the buyout of the Market Street Buffet and Bakery concept.

Costs and Expenses

Cost of Company-operated stores, consisting of food, beverage, and employee costs increased from $11.0 million in 2003 to $11.4 million in 2004 and as a percentage of total revenues from 52.0% in 2003, to 52.6% in 2004.  The increases are largely due to increased costs in commodities, such as meat, that were not overcome by the menu price increases.

Cost of franchise operations and other cost of operations increased from $1.9 million in 2003, to $2.3 million in 2004, and as a percentage of total revenues from 8.9% in 2003, to 9.1% in 2004.  The increases are attributable to increased personnel costs of $270,000 largely associated with the Company’s chief executive officer position being filled July 1, 2003.  Also, there has been increased spending in consumer research of $77,000 and development of prototype plans of $55,000.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the company-operated stores increased $103,000 from $3.5 million in 2003 to $3.6 million in 2004. This increase is largely due to increased costs in rent and utilities due to increased sales.

General and administrative expenses decreased $541,000 (22%) comparing 2004 to 2003.  The majority of the decrease is due to reduced legal and other expenses of $630,000 principally related to a proxy contest with a group of Company stockholders incurred during 2003.

Depreciation and amortization for 2004 were comparable to 2003.

Closed restaurants expense of $156,000 in 2003 is due to the impairment of certain property and equipment.  No such impairments were experienced in 2004.

Other income (expense) decreased from ($370,000) in 2003 to ($253,000) in 2004.  The decrease is a result of less interest costs incurred in 2004, due to lower levels of debt outstanding during 2004, a decrease in interest income of $5,700, and an increase in other income of $44,000 in 2004.

Income Tax Expense

The Company’s effective tax rate was 39% in 2004 and 49% in 2003.  The decrease in the effective rate is attributable to the relationship of the income (loss) levels between the years and non-deductible items.

2003 COMPARED TO 2002

Revenues

Total revenues decreased 26.1% to $21.0 million in 2003, from $28.5 million in 2002. Company-operated restaurant sales decreased 30.1% to $15.9 million in 2003, from $22.8 million in 2002. This decrease was primarily due to the closing of under-performing Company restaurants and the transfer of certain Company operations to franchise units during 2002.

Franchise and other revenues decreased 10.1% to $5.1 million in 2003, from $5.7 million in 2002. This decrease is attributable to less franchised stores in the system during 2003.

Costs and Expenses

Cost of Company-operated restaurants, consisting of food, beverage, and employee costs decreased from $15.6 million in 2002 to $11.0 million in 2003 and as a percentage of total revenues from 54.9% in 2002 to 52.0% in 2003.  The decrease was related primarily to closure or franchising of Company-operated restaurants.

Cost of franchise operations and other cost of operations as a percentage of total revenues was 8.9% or $1.9 million in 2003 compared to 7.8% or $2.2 million in 2002.  The decrease in dollars was attributable to less franchised stores in the system during 2003.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased $2.0 million from $5.5 million (19.3%) in 2002 to $3.5 million (16.8%) in 2003.  The decrease was largely due to the closure or franchising of under-performing Company restaurants during 2002.

General and administrative expenses as a percentage of total revenues were 11.8% or $2.5 million in 2003 compared to 10.7% or $3.1 million in 2002.  The decrease was largely due to additional legal fees incurred for litigation matters, as well as fees associated with reimbursement to stockholders that were involved in the anticipated proxy contest and settlement in 2002.

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

Other expense, net, increased from $7,300 in 2002 to $370,000 in 2003. This increase in other expense from 2002 to 2003 was due to recovery of amounts in 2002 previously reserved, offset by less interest cost incurred in 2003, due to lower levels of debt outstanding during 2003 plus an increase in interest income due to a better cash position in 2003.

Income Tax Expense

The Company’s effective tax rate was 49% in 2003 and 38% in 2002. The income tax expense (benefit) is directly affected by the levels of pre-tax income (loss).  The increase in the effective rate in 2003 resulted primarily from increased franchise taxes incurred.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures of $323,000, $192,000, and $231,000 for 2004, 2003 and 2002, respectively, were primarily funded by cash flow from operations. Cash flows generated by operating activities were approximately $2.4 million, $1.8 million, and $914,000 in 2004, 2003, and 2002, respectively.  During 2004, cash flows provided by operations were primarily due to net income of $565,811, deferred taxes of $329,000 and depreciation and amortization of $1.2 million.  Net cash provided by (used in) investing activities of ($308,000), $21,000 and ($231,000) in 2004, 2003 and 2002 respectively, was primarily for capital expenditures and an investment in short-term certificates of deposit offset in 2003 by $414,000 of proceeds from the sale of other assets.  Net cash used in financing activities of $660,000, $1.3 million and $1.0 million in 2004, 2003 and 2002, respectively, were primarily for repayment of long-term debt and the payment of cash dividends or repurchase of common stock.

Total capital expenditures for 2005 are presently expected to be approximately $1 million, primarily for the remodeling of two restaurants in Northern Virginia and the upgrading of the other restaurants. This amount may increase depending upon availability of capital resources.

Capital resources available at December 31, 2004 were $2.1 million of cash and cash equivalents and $250,000 available under an existing line of credit.  In February 2005, we increased our line of credit agreement to increase the maximum available under the line to $1.0 million. As is customary in the restaurant industry, we have previously operated with negative working capital and have not required large amounts of working capital.  Historically, we have leased the majority of our restaurants and through a strategy of controlled growth have financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of our line of credit and long-term debt provided by various lenders.  We have a positive working capital of $1.5 million at December 31, 2004 and have maintained positive status throughout the year.  The expectation is to maintain positive working capital in 2005.

Management believes that cash flows generated by operations, as well as cash available under the line of credit, will be adequate to fund our operations for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

Contractual Obligations and	Years Ending December 31,
Commitments	2005	2006	2007	2008	2009	Thereafter	Totals
Long-term debt	$839,987	$489,610	$324,799	$297,550	$307,425	$1,278,266	$3,537,637
Operating leases, net(1)	1,105,529	842,514	742,240	507,766	326,943	1,358,194	4,883,186
Interest expense(2)	330,944	281,046	236,243	200,382	166,542	264,739	1,479,896
Totals	$2,276,460	$1,613,170	$1,303,282	$1,005,698	$800,910	$2,901,199	$9,900,719

(1)          Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $6.2 million, offset by sublease rentals for the same periods of approximately $1.4 million.

(2)          Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.

Bank Line of Credit

At December 31, 2004, we had a $250,000 secured line of credit from a commercial bank payable on demand, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts.  There are no amounts outstanding under the line of credit as of December 31, 2004. We increased our credit line from $250,000 to $1 million in February 2005.

Operating Leases

Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $6.2 million, offset by sublease rentals for the same periods of approximately $1.4 million.

In January 2001, we executed a series of Master Lease Agreements (“Agreements”) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (“Former Quincy’s”).  Signed copies of these Agreements were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (the “Lessor”), to be legally binding: however, no signed copies were ever returned to the Company.  At the end of January 2002, there remained only 25 Former Quincy’s units operated by Company franchisees, the Lessor having taken back, in 2001 and 2002, other restaurants previously operated by Company franchisees.  The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor.  However, the cost of any rental payments was passed on to the franchisees operating the properties.  On May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.

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

Revenue Recognition

Revenue at company-operated restaurants is recognized as customers pay for products at the time of sale.  Franchise operations revenue consists of royalties and franchise fees.  Royalties are recognized in the month earned at estimated realizable amounts.  Franchise fees are recognized when the related services have been performed and do not include significant contingencies.  Other revenues consist of sales of seasonings and marinades to franchisees and are recognized when the products are delivered to the franchisee.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Application of the critical accounting policies discussed below requires significant judgements by management, often as a result of the need to make estimates of matters that are inherently uncertain.  If actual results were to differ materially from the estimates made, the reported results could be materially affected.  We are not currently aware of any reasonably likely events or circumstance that would result in materially different results. Our senior management has reviewed the critical accounting policies and estimates and the Management’s Discussion and Analysis regarding them with the Audit Committee of the Board of Directors.

Trade Accounts and Notes Receivable and the Allowance for Doubtful Accounts

The Company collects royalties, and in some cases rent, from franchisees.  Management views trade accounts and notes receivable and the related allowance for doubtful accounts as a critical accounting estimate since the allowance for doubtful accounts is based on judgements and estimates concerning the likelihood that individual franchisees will pay the amounts included as receivables from them.  In determining the amount of allowance for doubtful accounts to be recorded for individual franchisees, we consider the age of the receivable, the financial stability of the franchisee, discussions that may have occurred with the franchisee and our judgement as to the overall collectibility of the receivable from the franchisee.  In addition, we establish an allowance for all other receivables for which no specific allowances are deemed necessary.  If average sales or the financial health of franchisees were to deteriorate, the Company might have to increase the allowance for doubtful accounts.

Long-lived Assets, Franchise Royalty Contracts and Goodwill

Management views the determination of the carrying value of long-lived assets, franchise royalty contracts and goodwill as critical accounting estimates since we must evaluate the estimated economic useful life in order to properly depreciate or amortize our long-lived assets and franchise royalty contracts and because we must consider if the value of any of our long-lived assets have been impaired, requiring adjustments to the carrying value.  Goodwill is not subject to amortization but is subject to at least an annual impairment test to determine if the carrying amount exceeds its fair value.

Economic useful life is the duration of time the asset is expected to be productively employed, which may be less than its physical life.  The estimated economic useful life of an asset is monitored to determine if it continues to be appropriate in light of changes in business circumstances.

We must also consider similar issues when determining whether or not an asset has been impaired to the extent that we must recognize a loss on such impairment, including goodwill impairment.  For example during 2003 we recorded closed restaurants expense of $156,375, due to the closing of certain of our restaurants which is discussed further in note 10 of the notes to the consolidated financial statements.  We also recorded a loss on impairment of asset held for sale of $59,722 in 2003 to reduce property held for sale to its net realizable value.

Commitments and Contingencies

Management views accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgement as to any probable liabilities incurred.  Actual results could differ from the expected results determined based on such estimates.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect our operations.  Over the past few years, inflation has had a lesser impact on our operations due to the lower rates of inflation in the nation’s economy and economic conditions in our market areas.

Management believes we have historically been able to pass on increased costs through certain selected menu price increases and has offset increased costs by increased productivity and purchasing efficiencies, but there can be no assurance that we will be able to do so in the future.  Management anticipates that the average cost of restaurant real estate leases and construction cost could increase in the future which could affect our ability to expand.  In addition, mandated health care or additional increases in the federal or state minimum wages could significantly increase our costs of doing business.

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

The Company has a voting interest in WSI ADRF, Inc. (“ADRF”), an entity formed to develop national, regional and local advertising campaigns and materials for the benefit of the Company’s franchised and company-owned restaurants.  The company-owned restaurants and substantially all of its franchisees are members of ADRF and therefore are required to remit a monthly payment to ADRF.  These fees, along with contributions received from certain of the Company’s vendors, are used by ADRF to develop and produce advertising and related materials for the company-owned restaurants and the franchisees.  Total revenues of ADRF were approximately $582,000 for the year ended December 31, 2004.

The Company determined that ADRF is a variable interest entity but that neither the Company nor its company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not consolidated with the Company.  The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The fee charged to ADRF for these services was $144,000, $144,000 and $120,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004),

Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt Statement 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  Although management is currently evaluating the impact of Statement 123(R), the Company does not expect that the adoption of Statement 123(R) will have a material impact on its financial statements.

In November 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”  To qualify as a discontinued operation, paragraph 42 of Statement 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction.  EITF 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42A (elimination of cash flows) and paragraph 42B (no significant continuing involvement) of Statement 144.  EITF 03-13 is effective for all periods beginning after December 15, 2004.  Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes November 30, 2004 (date that the consensus was ratified) may be reclassified to reflect the consensus.  The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We do not engage in derivative financial instruments or derivative commodity instruments.  As of December 31, 2004, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to interest rates.

The table below provides information about our debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at December 31, 2004 (dollars in thousands):

EXPECTED MATURITY DATE

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$840	$490	$325	$298	$307	$1,278	$3,538	$3,885
Average Interest Rate	9.94%	9.94%	10.02%	10.06%	10.07%	10.07%	10.00%

Item 8.  Consolidated Financial Statements

The information required by this item is set forth on pages F-1 through F-26 included herein.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Additionally, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.  Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Directors/Executive Officers, Compliance with Section 16(a) of the Exchange Act” expected to be filed on or before April 30, 2005.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Executive Compensation,” expected to be filed on or before April 30, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” expected to be filed on or before April 30, 2005.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Certain Relationship and Related Transactions” expected to be filed on or before April 30, 2005.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement under the caption “Certain Relationship and Related Transactions” expected to be filed on or before April 30, 2005.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           Financial Statements: See the Company’s Consolidated Financial Statements filed under Item 8.

(b)                                 Exhibits required by Item 601 of Regulation S-K:  See Exhibit Index on page 25 and 26.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIZZLIN CORPORATION (formerly Austins Steaks & Saloon, Inc.)

Dated: April 11, 2005	By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

Dated: April 11, 2005	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Schorr, III	Chairman of the Board	April 11, 2005
Paul C. Schorr, III

/s/ Petros Vezertzis	Director	April 11, 2005
Petros Vezertzis

/s/ Roger D. Sack	Director	April 11, 2005
Roger D. Sack

/s/ A. Jones Yorke	Director	April 11, 2005
A. Jones Yorke

/s/ Thomas M. Hontzas	Director	April 11, 2005
Thomas M. Hontzas

/s/ Titus W. Greene	Director	April 11, 2005
Titus W. Greene

/s/ J. Alan Cowart	Director	April 11, 2005
J. Alan Cowart

/s/ Stanley L. Bozeman, Jr.	Director	April 11, 2005
Stanley L. Bozeman, Jr.

/s/ Jesse M. Harrington, III	Director	April 11, 2005
Jesse M. Harrington

/s/ William E. Proffitt	Director	April 11, 2005
William E. Proffitt

Exhibit Index

2.0 **	Plan of Amendment and Merger dated April 30, 1999, between Austins Steaks and Saloon, Inc. and The WesterN SizzliN Corporation.

3.1.1****	Restated Certificate of Incorporation dated January 24, 1996.

3.1.2*****	Certificate of Amendment to Certificate of Incorporation dated October 23, 2003.

3.1.3*********	Amendment to Certificate of Incorporation dated June 30, 1999.

3.2***	Restated Bylaws of the Corporation.

4.0***	Captec Promissory Notes and related loan documents.

+10.1***	November 2001 Severance Agreement.

+10.1.2*******	Employment Agreement of James C. Verney.

+10.1.3********	Change of Control Agreement of Robyn B. Mabe.

+10.2*******	2004 Non-Employee Directors’ Stock Option Plan

+10.11*	1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified Stock Option Plan, as amended.

+10.11.1**	Amendment No. 2 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company.

+10.11.2**	Amendment No. 3 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company.

10.12******	September 27, 2002, Settlement with group of Company Stockholders in an anticipated proxy battle.

10.13	Letter Agreement with KPMG LLP.

21	Subsidiaries of the Issuer:

The WesterN SizzliN Stores, Inc.
The WesterN SizzliN Stores of Little Rock, Inc.
The WesterN SizzliN Stores of Louisiana, Inc.
Missouri Development Company
Austins Albuquerque, Inc.
Austins Omaha, Inc.
Austins 72nd, Inc.
Austins Lincoln, Inc.
Austins New Mexico, Inc.
Austins Old Market, Inc.
Austins Scottsdale, Inc.
Austins Rio Rancho, Inc.
Austins Albuquerque East, Inc.
WesterN SizzliN Stores of Virginia, Inc.

23.0	Consent of Grant Thornton LLP

23.1	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. SEC-1350

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. SEC-1350

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

*****                                     Incorporated by reference to the Company’s Form 8-K filed October 6, 2003.

******                              Incorporated by reference to the Company’s Form 8-K filed September 27, 2002.

*******                       Incorporated by reference to the Company’s Form 10-Q for period ended June 30, 2004.

********                Incorporated by reference to the Company’s Form 10-Q for period ended September 30, 2004.

*********         Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003.

+                                                                 Management contract or compensatory benefit plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Western Sizzlin Corporation:

We have audited the accompanying consolidated balance sheet of Western Sizzlin Corporation (a Virginia Corporation, formerly Austins Steaks & Saloon, Inc.) and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Grant Thornton, LLP

Greensboro, North Carolina
February 28, 2005, except as to Note 4, which is
as of April 1, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Western Sizzlin Corporation:

We have audited the accompanying consolidated balance sheet of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Roanoke, Virginia
March 12, 2004, except as to note 4, which is as of March 29, 2004 and note 13, which is as of March 16, 2004

WESTERN SIZZLIN CORPORATION
(formerly Austins Steaks & Saloon, Inc.)
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003
Current assets:
Cash and cash equivalents	$2,105,751	$682,728
Short term investments	254,654	251,428
Trade accounts receivable, less allowance for doubtful accounts of $388,500 in 2004 and $329,112 in 2003	842,269	838,931
Current installments of notes receivable	229,818	229,273
Other receivables	107,896	43,329
Inventories	122,197	66,390
Prepaid expenses	308,087	413,824
Deferred income taxes	400,629	382,428

Total current assets	4,371,301	2,908,331

Notes receivable, less allowance for doubtful accounts of $81,899 in 2004 and $69,345 in 2003, excluding current installments	1,035,485	1,170,804
Property and equipment, net	2,774,646	3,124,807
Franchise royalty contracts, net of accumulated amortization of $6,933,249 in 2004 and $6,302,954 in 2003	2,521,183	3,151,477
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $118,273 in 2004 and $100,100 in 2003	81,937	100,110
Deferred income taxes	933,226	1,280,025
Assets held for sale	300,000	700,278
Other assets	368,688	148,044

	$16,696,666	$16,894,076

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
(formerly Austins Steaks & Saloon, Inc.)
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

Liabilities and Stockholders’ Equity	2004	2003
Current liabilities:
Current installments of long-term debt	$839,987	$529,645
Accounts payable	831,883	991,328
Accrued expenses and other	1,219,147	1,246,785

Total current liabilities	2,891,017	2,767,758

Long-term debt, excluding current installments	2,697,650	3,548,971
Other long-term liabilities	14,841	50,000

	5,603,508	6,366,729
Commitments and contingencies (Notes 4, 5 and 13)
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 11,908,571 shares in 2004 and 2003	119,086	119,086
Additional paid-in capital	8,589,578	8,589,578
Retained earnings	2,384,494	1,818,683

Total stockholders’ equity	11,093,158	10,527,347

	$16,696,666	$16,894,076

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

(formerly Austins Steaks & Saloon, Inc.)

AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Company-operated restaurants	$16,707,958	$15,914,336	$22,782,386
Franchise operations	4,607,878	4,717,150	5,254,581
Other	391,928	428,151	470,438

Total revenues	21,707,764	21,059,637	28,507,405

Costs and expenses:
Cost of company-operated restaurants	11,418,240	10,953,798	15,646,416
Cost of franchise operations	2,050,598	1,558,887	1,887,722
Other cost of operations	301,631	321,989	348,063
Restaurant operating expenses	3,634,636	3,531,418	5,502,677
General and administrative	1,939,966	2,481,372	3,058,205
Depreciation and amortization expense	1,188,308	1,213,236	1,652,187
Loss on impairment of asset held for sale	—	59,722	—
Closed restaurants expense	—	156,375	2,092,599
Total costs and expenses	20,533,379	20,276,797	30,187,869

Income (loss) from operations	1,174,385	782,840	(1,680,464)

Other income (expense):
Interest expense	(372,232)	(450,777)	(511,931)
Interest income	87,858	93,575	35,240
Other, net	31,655	(12,374)	469,427

Total other expenses, net	(252,719)	(369,576)	(7,264)
Income (loss) before income tax expense (benefit)	921,666	413,264	(1,687,728)

Income tax expense (benefit)	355,855	201,553	(634,942)

Net income (loss)	$565,811	$211,711	$(1,052,786)

Earnings per share (basic and diluted):
Net income (loss)	$0.05	$0.02	$(0.09)

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
(formerly Austins Steaks & Saloon, Inc.)
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2004, 2003 and 2002

			Additional paid-in capital	Retained earnings	Total
	Common stock
	Shares	Dollars
Balances, December 31, 2001	12,178,800	$121,788	$8,699,173	$2,961,526	$11,782,487

Repurchase of common stock	(54,698)	(547)	(24,067)	—	(24,614)
Net loss	—	—	—	(1,052,786)	(1,052,786)
Other	25,997	260	(260)	—	—
Dividends declared:
Common stock, $0.015 per share	—	—	—	(182,682)	(182,682)

Balances, December 31, 2002	12,150,099	121,501	8,674,846	1,726,058	10,522,405

Repurchase of common stock	(130,000)	(1,300)	(86,383)	—	(87,683)
Net income	—	—	—	211,711	211,711
Other	(111,528)	(1,115)	1,115	—	—
Dividends declared:
Common stock, $0.01 per share	—	—	—	(119,086)	(119,086)

Balances, December 31, 2003	11,908,571	119,086	8,589,578	1,818,683	10,527,347

Net income	—	—	—	565,811	565,811

Balances, December 31, 2004	11,908,571	$119,086	$8,589,578	$2,384,494	$11,093,158

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
(formerly Austins Steaks & Saloon, Inc.)
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$565,811	211,711	(1,052,786)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	539,841	564,767	971,514
Amortization of franchise royalty contracts and other assets	648,467	648,469	680,673
Provision for bad debts	105,119	95,832	333,358
Provision for deferred taxes	328,598	138,945	(608,423)
Loss on disposal of fixed assets	28,072	2,281	182,984
Gain on sale of asset held for sale	—	(790)	—
Impairment of property and equipment	—	126,097	1,033,286
Loss on sale/disposal of other assets	—	—	423,719
Closed restaurants expense accrued	—	90,000	635,594
(Increase) decrease in:
Trade accounts receivable	(108,457)	176,492	(130,534)
Notes receivable	134,774	65,575	72,308
Other receivables	(64,567)	52,198	166,328
Inventories	(55,807)	29,067	128,679
Prepaid expenses	105,737	(85,503)	26,005
Other assets	143,442	8,504	61,255
Increase (decrease) in:
Accounts payable	(159,445)	(337,485)	(1,299,558)
Income taxes payable	—	—	(40,383)
Other liabilities	(35,159)	—	—
Accrued expenses and other	214,603	44,447	(669,777)

Net cash provided by operating activities	2,391,029	1,830,607	914,242

Cash flows from investing activities:
Restricted short-term investments	(3,226)	(251,428)	—
Additions to property and equipment	(323,156)	(191,695)	(230,760)
Proceeds from sale of property and equipment	18,441	—	—
Proceeds from sale of other assets	—	414,390	—
Deposit received	—	50,000	—

Net cash provided by (used in) investing activities	(307,941)	21,267	(230,760)

WESTERN SIZZLIN CORPORATION
(formerly Austins Steaks & Saloon, Inc.)
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from financing activities:
Net decrease in bank overdraft	—	(346,351)	(65,815)
Net decrease in credit line note payable	—	(363,180)	(25,925)
Proceeds from note payable	—	450,000	—
Payments on note payable	—	(450,000)	—
Payments on long-term debt	(540,979)	(503,563)	(519,208)
Dividends paid	(119,086)	—	(365,364)
Repurchase of common stock	—	(87,683)	(24,614)

Net cash used in financing activities	(660,065)	(1,300,777)	(1,000,926)

Net increase (decrease) in cash and cash equivalents	1,423,023	551,097	(317,444)

Cash and cash equivalents at beginning of the year	682,728	131,631	449,075

Cash and cash equivalents at end of the year	$2,105,751	$682,728	$131,631

Supplemental disclosure of cash flow information:
Cash payments for interest	$357,032	$454,637	$515,427

Income taxes paid	$28,126	$62,608	$13,864

Noncash investing and financing activities:

During 2004, the Company reclassified $36,192 from property and equipment to assets held for sale and $364,088 in assets held for sale to other assets.

At December 31, 2003, the Company had $123,155 of additions to property and equipment in accrued expenses.

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

For the years ended December 31, 2004, 2003 and 2002, write-offs of accounts and notes receivable were $42,177, $177,312 and $87,638, respectively.

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
(formerly Austins Steaks & Saloon, Inc.)
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)                     Summary of Significant Accounting Policies

(a)                      Description of Business and Principles of Consolidation

Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries is a franchisor and operator of restaurants. At December 31, 2004, the Company had 147 franchises and 7 company-operated restaurants operating in 21 states. The consolidated financial statements include the accounts of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and its wholly owned subsidiaries, The WesterN SizzliN Corporation, The WesterN SizzliN Stores, Inc., WesterN SizzliN Stores of Little Rock, Inc., WesterN SizzliN Stores of Louisiana, Inc., Austins of Omaha, Inc., and Western Sizzlin Stores of Virginia, Inc. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)                      Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures, in both annual and interim financial statements, about the method of accounting for stock-based compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS No. 148 in 2003. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002

Net income (loss):
As reported	$565,811	$211,711	$(1,052,786)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(50,197)	(8,014)	—

Pro forma	$515,614	$203,697	$(1,052,786)

Basic and diluted net income (loss) per share:
As reported	$0.05	$0.02	$(0.09)
Pro forma	0.04	0.02	(0.09)

The per share weighted average fair value of stock options granted during 2004 of $0.55 was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.92%, expected option life of five years, expected volatility of 81.84% and no expected dividend yield.

The per share weighted average fair value of stock options granted during 2003 of $0.52 was determined using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.13%, expected option life of ten years, expected volatility of 124% and no expected dividend yield.

(c)                       Cash Equivalents and Short-Term Investments

Cash equivalents of $2,105,751 and $682,728, respectively, consist of overnight repurchase agreements at December 31, 2004 and 2003. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  Short-term investments represent funds securing certain of the Company’s notes payable as required by the Company’s lender.  As such, the investments are not available for use in the Company’s general operations.  The funds are invested in a certificate of deposit at December 31, 2004 and 2003.

(d)                      Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts, which are generally due thirty days after the invoice date and are considered past due after 30 days. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its franchisees.

(e)                       Notes Receivable

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

(f)                         Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages, and restaurant supplies.

( g)                   Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line basis over the following estimated useful lives: furniture, fixtures, and equipment – 3 to 10 years. Leasehold improvements are generally amortized over the shorter of the asset’s estimated useful life or the lease term. If the estimated useful life of a leasehold improvement exceeds the lease term and the lease allows for a renewable term and renewal is reasonably assured, the estimated useful life of the leasehold improvement is used for amortization purposes. Gains or losses are recognized upon the disposal of property and equipment and the cost and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs, and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

(h)                      Franchise Royalty Contracts

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts balance over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds (see note 1(l)).

(i)                         Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  No impairments to goodwill were recognized in 2004, 2003 or 2002.

(j)                         Favorable Lease Rights

Favorable lease rights were originally amortized on the straight-line method over the remaining life of the related leases. In 2002, the Company wrote off the outstanding balance of favorable lease rights as a result of the sale of the operations related to the leased restaurants.

(k)                      Financing Costs

Financing costs are being amortized using straight-line method which approximates the effective interest method over the life of the related debt.

(l)                         Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

Long-lived assets, such as property and equipment, and franchise royalty contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. In 2003, the Company recorded a loss on impairment of $59,722 to reduce assets held for sale to net realizable value.  No impairments were recorded in 2004 or 2002.

(m)                   Assets Held for Sale

The Company includes certain land, buildings and equipment which are held for sale at December 31, 2004 and 2003 as assets held for sale. These assets were originally used in the Company’s operations and are reported at the lower of the carrying amount or fair value less costs to sell.  On July 11, 2004, the building improvements, and contents located on certain real property owned by the Company and included in assets held for sale at December 31, 2003 were completely destroyed by fire.  As a result of this casualty, the Company terminated the lease of the tenant operating the restaurant on these premises.  The Company is currently in the process of collecting insurance proceeds and resolving issues with its lender and former tenant.  As of December 31, 2004, building improvements and contents were classified as other assets and land was classified as asset held for sale on the accompanying consolidated balance sheets.  Management does not anticipate any impairment of these assets based on current estimates of the amount of insurance proceeds available to the Company and the anticipated selling price of the land.  The Company plans to sell the land after clean up of debris and the insurance matter is resolved.  The proceeds of the sale and all applicable insurance proceeds will be remitted to the Company’s lender (along with any other necessary payments) after receipt to completely retire all outstanding obligations on this property (see note 4).

(n)                      Income Taxes

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

(o)                      Revenue Recognition

Revenue at company-operated restaurants is recognized as customers pay for products at the time of sale. Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis and are typically collected within a month after a period ends. Costs associated with franchise operations are recognized on the accrual basis. The Company’s former president and certain members of the board of directors are also franchisees. As franchisees, these individuals have transactions from time to time with the Company, including payments for franchise fees, during the normal course of business. In December 2004, the Company accepted a buyout from a franchisee operating the Company’s sole Market Street Buffet and Bakery concept, in exchange for $134,210, the present value of estimated royalty payments from the franchisee through the termination date of April 2010.  This amount is included in 2004 franchise operations revenue.  Other revenues consist primarily of sales of seasonings and marinades to franchisees.  Revenues from these sales are recognized when the product is delivered to the franchisee.

(p)                     Cost of Sales

Cost of sales of the Company contains components from each reportable segment.  Cost of Company-operated restaurants consists of food, beverage and employee costs.  Restaurant operating expenses include utilities, insurance, maintenance, rent and other such costs of the Company-operated stores. Cost of franchise operations includes costs of training materials, opening costs and home office support expense.  Rebates and discounts from suppliers are recorded as the related purchases are made and are recognized as a reduction to cost of sales as the related inventory is sold.

(q)                      Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options for shares of common stock were not included in computing diluted earnings per share for each of the years in the three-year period ended December 31, 2004 because these effects are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (loss) (numerator)	Weighted average shares (denominator)	Earnings (loss) per share amount

Year ended December 31, 2004:
Net income – basic and diluted	$565,811	11,908,086	$0.05

Year ended December 31, 2003:
Net income – basic and diluted	$211,711	12,117,484	$0.02

Year ended December 31, 2002:
Net loss – basic and diluted	$(1,052,786)	12,165,197	$(0.09)

Options to purchase 175,000 shares in 2004, 128,595 shares in 2003 and 183,595 shares in 2002 were antidilutive and were not included in the diluted EPS calculation.

(r)                        Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(s)                        Recent Accounting Pronouncements

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

The Company has a voting interest in WSI ADRF, Inc. (“ADRF”), an entity formed to develop national, regional and local advertising campaigns and materials for the benefit of the Company’s franchised and company-owned restaurants.  The company-owned restaurants and substantially all of its franchisees are members of ADRF and therefore are required to remit a monthly payment to ADRF.  These fees, along with contributions received from certain of the Company’s vendors, are used by ADRF to develop and produce advertising and related materials for the company-owned restaurants and the franchisees.  Total revenues of ADRF were approximately $582,000 for the year ended December 31, 2004.

The Company determined that ADRF is a variable interest entity but that neither the Company nor its company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not consolidated with the Company.   The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The fee charged to ADRF for these services was $144,000, $144,000 and $120,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt Statement 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  Although management is currently evaluating the impact of Statement 123(R), the Company does not expect that the adoption of Statement 123(R) will have a material impact on options outstanding at December 31, 2004.  However, Statement 123(R) will likely have a material impact on the Company’s financial statements to the extent options are issued in the future.

In November 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”  To qualify as a discontinued operation, paragraph 42 of Statement 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction.  EITF 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42A (elimination of cash flows) and paragraph 42B (no significant continuing involvement) of

Statement 144.  EITF 03-13 is effective for all periods beginning after December 15, 2004.  Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes November 30, 2004 (date that the consensus was ratified) may be reclassified to reflect the consensus.  The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

(t)                         Reclassifications

Certain reclassifications have been made to the 2003 consolidated balance sheet to place it on a basis comparable with the 2004 consolidated balance sheet.

(2)                     Accounts and Notes Receivable

Activity in the allowance for doubtful accounts was as follows:

	2004	2003	2002
Allowance for doubtful accounts:
Beginning of year	$398,457	$427,482	$180,106
Provision for bad debts	105,119	95,832	333,358
Recoveries	9,000	52,455	1,656
Accounts and notes receivable written off	(42,177)	(177,312)	(87,638)

End of year	$470,399	$398,457	$427,482

Allowance for doubtful accounts allocated to:
Accounts receivable	$388,500	$329,112	$379,887
Notes receivable	81,899	69,345	47,595

	$470,399	$398,457	$427,482

The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $81,899 and $69,345, at December 31, 2004 and 2003 respectively. The average recorded investment in impaired notes was approximately $59,000, $40,000 and $43,000 during 2004, 2003 and 2002, respectively.

The Company’s franchisees and company-operated restaurants are not concentrated in any specific geographic region, but are concentrated in the family steak house business. No single franchisee accounts for a significant amount of the Company’s franchise revenue, and there were no significant accounts or notes receivable from a single franchisee at December 31, 2004 or 2003. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(3)                     Property and Equipment

Property and equipment at December 31, 2004 and 2003 consists of the following:

	2004	2003
Furniture, fixtures, and equipment	$3,394,443	$3,779,791
Leasehold improvements	4,441,488	4,403,658

	7,835,931	8,183,449

Less accumulated depreciation and amortization	5,061,285	5,058,642

	$2,774,646	$3,124,807

(4)                     Debt

Long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003
Notes payable to finance company with interest rates ranging from 9.94% to 10.07% due in equal monthly installments, including principal and interest, ranging from $5,395 to $17,182, with final payments due from April 1, 2005 through April 1, 2013	$3,537,637	$4,068,305

Other	—	10,311

Total long-term debt	3,537,637	4,078,616

Less current installments	839,987	529,645

Long-term debt, excluding current installments	$2,697,650	$3,548,971

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 and years thereafter are as follows: 2005, $839,987; 2006, $489,610; 2007, $324,799; 2008, $297,550; 2009, $307,425 and years thereafter, $1,278,266.  The notes payable to finance company are collateralized by short-term investments of $254,654, real property of $300,000, accounts receivable of $842,269, inventory of $112,189 and property and equipment, original cost of $5,704,115 at December 31, 2004.

Through January 2003, the Company had a $500,000 secured line of credit from a commercial bank payable on demand, bearing interest at the bank’s prime rate, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts. In January 2003, the Company obtained a short-term note payable from the same bank in order to pay off the balance outstanding under the line of credit at that time. The amount of the note was $450,000 and interest was payable monthly at the prime rate. Principal payments were $50,000 in June 2003 and $100,000 for each of the months July through October 2003. In conjunction with this note, the Company and the bank also reduced the maximum amount available under the credit line from $500,000 to $250,000. At December 31, 2004 and 2003, there were no amounts outstanding under the line of credit.  In February 2005, the Company amended the line of credit agreement to increase the maximum available under the line to $1 million.

The notes payable to finance company require pre-payment premiums in certain circumstances.  In addition, the notes payable to finance company contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain company-operated restaurants that collateralize the notes payable. At December 31, 2004, the Company was not in compliance with the debt coverage ratio related to four restaurants. A letter was obtained from the finance company dated April 1, 2005, which waived such noncompliance through February 28, 2006.  In addition, subsequent to year end, the Company ceased operating a company-operated restaurant that collateralized one of the notes payable and is therefore in default on the note payable.  The Company is currently negotiating substitute collateral to remedy the default.  Management believes that this will ultimately be permitted by the lender; however, since a waiver has not yet been received from the lender, the Company has classified the outstanding principal of the note of $364,125 in current installments of long-term debt at December 31, 2004.

(5)                     Leases

The Company is obligated under various leases for equipment, offices, Company-operated restaurants and restaurants which are subleased to franchisees. Initial terms for facility leases are typically 5 to 10 years, followed by additional terms containing renewal options at 5 year intervals, and may include rent escalation clauses.  In addition, certain of the leases require the payment of contingent rentals based on a percentage of sales above stipulated levels.

At December 31, 2004, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating leases	Sublease rentals	Net
2005	$1,774,855	$669,326	$1,105,529
2006	1,164,514	322,000	842,514
2007	904,240	162,000	742,240
2008	620,266	112,500	507,766
2009	407,943	81,000	326,943
Subsequent years	1,358,194	—	1,358,194

Total minimum lease payments	$6,230,012	$1,346,826	$4,883,186

The Company has entered into a series of Master Sublease Agreements (Agreements) with entities which subsequently became franchisees with the Company. Through May 2003, the franchisees were responsible for making lease payments to the Company in similar amounts as provided in the Agreements (see note 13).

Minimum rental payments under operating leases and sublease rentals outlined above include rental payments through December 31, 2005 under the Agreements relating to two franchised properties. The minimum rental payments due on these properties in future years are as follows at December 31, 2004:

	Operating Leases	Sublease Rentals	Net
2005	$189,126	$189,126	$—

The Company is also a guarantor on three lease agreements for restaurants which the Company originally operated, but which were sold in 2002 (note 10). The total monthly payments on these leases are $20,680 through September 30, 2012, and payments are due from the Company if the lessee is unable to fulfill its obligation to the lessor. At December 31, 2004, it is not probable that the Company will be required to make payments under the guarantee. Thus, no liability has been accrued related to the Company’s obligation under this arrangement.

The Company also is a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200. The lease agreement, which runs through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party. The assignees have failed to make recent monthly rental, property tax and association payments on the premises. The landlord has taken possession of the premises and is obligated to, and is attempting to, find a replacement tenant.  See note 13.

Total rent expense net of sublease rentals of $972,000, $514,200 and $764,600, under operating leases for 2004, 2003 and 2002, respectively, approximated $1,042,000, $1,054,000 and $1,474,000 for 2004, 2003 and 2002, respectively. Contingent rentals approximated $403,000, $1,446,000 and $1,745,000 in 2004, 2003 and 2002 respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

The Company utilized an airplane owned by the former president of the Company until his termination from the Company in December 2002. The total expenses for chartered air service were approximately $76,000 for 2002.

(6)                     Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2004:
Federal	$10,335	$286,817	$297,152
State	16,922	41,781	58,703

	$27,257	$328,598	$355,855
Year ended December 31, 2003:
Federal	$—	$119,117	$119,117
State	62,608	19,828	82,436

	$62,608	$138,945	$201,553
Year ended December 31, 2002:
Federal	$(26,519)	$(508,063)	$(534,582)
State	—	(100,360)	(100,360)

	$(26,519)	$(608,423)	$(634,942)

Income tax expense (benefit) differs from the amount computed by applying the statutory corporate tax rate of 34% to income (loss) before income tax expense (benefit) as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Expected income tax expense (benefit)	$313,366	$140,510	$(573,828)
State income tax, net of federal income tax benefit	37,424	54,408	(66,237)
Other	5,065	6,635	5,123

	$355,855	$201,553	$(634,942)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred income tax assets:
Net operating loss carryforwards and other credits	$815,670	$1,113,766
Accounts receivable, principally due to allowance for doubtful accounts	178,563	151,254
Accrued liabilities	222,066	231,174
Property and equipment, principally due to differences in depreciation	117,556	166,259

Total deferred income tax assets	$1,333,855	$1,662,453

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2004.

At December 31, 2004, the Company has net operating loss carryforwards for income tax purposes of $1,944,222 available to offset future taxable income. These loss carryforwards are subject to certain annual limitations. If not utilized, these loss carryforwards will expire as follows:

Expiration date:
2011	$471,482
2012	567,299
2018	403,436
2022	374,647
2023	127,358
$1,944,222

(7)                     Stock Option Plan

The Company’s board of directors adopted a Non-Employee Directors’ Stock Option Plan (the Plan) on June 22, 2004. The Plan authorizes grants of options to purchase up to 500,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 500,000 shares of authorized, but unissued common stock are reserved for use in the Plan. At December 31, 2004, there are 400,000 shares available for future option grants under the plan.  All stock options have been granted with an exercise price equal to or in excess of the stock’s fair market value at the date of grant. The term of each stock option is fixed but no stock option shall be exercisable more than five years after the date the stock option is granted. Stock options granted under the Plan are exercisable immediately upon grant.  All ten directors were granted 10,000 stock options upon adoption of plan, and shall automatically be granted an additional 10,000 at the beginning of each plan year.  The 1994 Incentive and Nonqualified Stock Option Plan expired in October 2004 for purposes of issuing stock options.  Options issued and outstanding under the 1994 Plan at that date remain exercisable by the optionee pursuant to the terms of the grant.  At December 31, 2004, the only options issued in the 1994 Plan not previously exercised or expired by their terms were 75,000 options issued to the Company’s chief executive officer on July 1, 2003, in connection with his Employment Agreement at an exercise price of $.88.  His options have a 10-year term and become exercisable on January 1, 2005.

Stock option activity during the years ended December 31, 2004, 2003 and 2002 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2001	194,233	$1.93

Granted	—	—
Forfeited	(10,638)	$1.60

Balance at December 31, 2002	183,595	$1.94

Granted	75,000	$0.88
Forfeited or expired	(130,000)	$1.50

Balance at December 31, 2003	128,595	$1.78

Granted	100,000	$0.82
Forfeited or expired	(53,595)	$3.04

Balance at December 31, 2004	175,000	$0.85

At December 31, 2004, the weighted average remaining contractual life of outstanding options was approximately six years and the options had exercise prices of $0.82 and $0.88 per share.

(8)                     Employee Benefit Plan

The Company maintains a 401(k) investment plan (the Plan) for the benefit of its employees. Employees are eligible to participate in the 401(k) plan after a 12-month period of service. Under the 401(k) plan, employees may elect to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provides for discretionary contributions by the Company. For the years ended December 31, 2004, 2003 and 2002, the Company accrued approximately $ -0-, $17,000 and $12,000, respectively, for the discretionary contribution.

(9)                     Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004		2003
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$2,105,751	$2,105,751	$682,728	$682,728
Restricted short term investments	254,654	254,654	251,428	251,428
Trade-accounts receivable	842,269	842,269	838,931	838,931
Notes receivable	1,265,303	1,249,480	1,400,077	1,400,077
Other receivables	107,896	107,896	43,329	43,329

Financial liabilities:
Accounts payable	831,883	831,883	991,328	991,328
Accrued expenses and other	1,214,828	1,214,828	1,246,785	1,246,785
Other liabilities	14,841	14,841	50,000	50,000
Long-term debt	3,537,637	3,885,145	4,078,616	4,743,955

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•                               Cash and cash equivalents restricted short-term investments, trade accounts receivable, other receivables, accounts payable, accrued expenses and other and other liabilities: The carrying amounts approximate fair value because of the short maturity of those instruments.

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

(11)              Reportable Segments

The Company has defined two reportable segments: Company-operated restaurants and franchising and other. The Company-operated restaurant segment consists of the direct operations of all Company-operated restaurants. The franchising and other segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees.

Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes. Capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage. Corporate and franchise support expenses of $3,837,000, $3,658,000 and $4,430,000 in 2004, 2003 and 2002, respectively, are allocated entirely to franchising and other and are not allocated to company-operated restaurants.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 31, 2004, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Years ended December 31
	2004	2003	2002
Revenues from reportable segments:
Restaurants	$16,707,958	$15,914,336	$22,782,386
Franchising and other	4,999,806	5,145,301	5,725,019

Total revenues	$21,707,764	$21,059,637	$28,507,405

Depreciation and amortization:
Restaurants	$486,748	$484.534	$902,549
Franchising and other	701,560	728,702	749,638

Total depreciation and amortization	$1,188,308	$1,213,236	$1,652,187

Interest expense:
Restaurants	$370,538	$432,996	$481,393
Franchising and other	1,694	17,781	30,538

Total interest expense	$372,232	$450,777	$511,931

Interest income:
Restaurants	$82,375	$89,535	$32,503
Franchising and other	5,483	4,040	2,737

Total interest income	$87,858	$93,575	$35,240

Income (loss) before income taxes:
Restaurants	$457,484	$(283,985)	$(1,148,699)
Franchising and other	464,182	697,249	(539,029)

Total income (loss) before income taxes	$921,666	$413,264	$(1,687,728)

Total assets:
Restaurants	$8,082,906	$7,286,287	$7,127,455
Franchising and other	8,613,760	9,607,789	10,911,970

Total assets	$16,696,666	$16,894,076	$18,039,425

Expenditures for fixed assets:
Restaurants	$153,623	$305,122	$210,749
Franchising and other	46,381	9,728	20,011

Total expenditures for fixed assets	$200,001	$314,850	$230,760

(12)              Amortizing Intangible Assets

	As of December 31, 2004			As of December 31, 2003
	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0	$6,933,249	$9,454,431	15.0	$6,302,954

Amortization expense for amortizing intangible assets for the years ended December 31, 2004, 2003 and 2002 was $630,294, $630,296 and $662,473, respectively. Estimated amortization expense for the next four years is $630,296 per year.

(13)              Contingencies

As of December 31, 2004, the Company has accrued approximately $450,000 related to the matters discussed below.  In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

As discussed in note 5, in January 2001, the Company executed a series of Master Lease Agreements (“Agreements”) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (“Former Quincy’s”).  Signed copies of these Agreements were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (the “Lessor”), to be legally binding; however, no signed copies were ever returned to the Company.  At the end of January 2002, there remained only 25 Former Quincy’s operated by Company franchisees, the Lessor having taken back, in 2001 and 2002, other restaurants previously operated by Company franchisees.  The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor.  However, the cost of any rental payments was passed on to the franchisees operating the properties.  During 2002 and 2003, nine of the remaining twenty-five properties were closed and the Franchisees discontinued making payments to us. On May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.  No response has ever been received from Lessor.  The Company intends to vigorously contest any potential claims asserted by General Electric Franchise Finance Corporation.

Following the May 15, 2003 termination of the tenancies at-will, the Company advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to FFCA.  With regard to eleven other former Quincy’s units, the Company became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to FFCA and it is the Company’s understanding that FFCA has accepted these payments.  There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants.  The Company’s estimate of the total payments that were made directly to the lessor for these sixteen franchisees, or former franchisees, is approximately $2,160,202 through December 31, 2004.  In addition, total payments due by the sixteen franchisees for the period January 1, 2005 through December 31, 2005 (the end of the lease term) would be approximately $1,387,000.

While the Company disputes any liability for any of the following amounts, to the Company’s knowledge, as of December 31, 2004 a total of approximately $1,595,000 of rental payments had not been made by either the franchisees or by the Company with regard to the above-referenced nine properties.  Rent for these nine properties, for the period of January 1, 2005 through December 31, 2005 (the end of the lease term), according to the payment schedule set out in the agreements, would be approximately $815,000.)

While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.

In 1994, the Company became a guarantor of a restaurant lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200.  The lease agreement, which originally ran through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party.  The assignees apparently failed to make monthly rental, property tax, and association payments on the premises.  As a result, the Landlord took possession of the premises and on or about May 12, 2004, sold the premises to a third party intending to use the premises for its own purposes.  The Landlord has alleged that he has suffered a loss of $149,000, exclusive of interest, through the date of the sale.

In November 2003, the Landlord filed a complaint in the District Court of Lancaster County, Nebraska alleging default under various terms and provisions of the lease agreement and seeking collection of approximately $43,000 in unpaid rent, real estate taxes and neighborhood association assessments through November 4, 2003.  The Company filed a cross-claim against its assignee and a Third-Party Complaint against a subsequent assignee for any accrued but unpaid obligations under the lease and guaranty for which the Company may be found liable.  The Company believes that its maximum exposure is limited to the alleged damage of $149,000, through May 12, 2004, plus pre, and post judgment interest, as the Company believes that the sale of the premises terminated the lease and any further obligation.

During late 2003, the Company was notified of a claim by Meadowbrook Meat Company, Inc. d/b/a MBM Corporation (MBM) alleging amounts owed by the Company to MBM.  In December 2003, MBM filed suit in Federal District Court in North Carolina. The Complaint seeks damages in an amount in excess of $800,000, alleging the breach of an agreement to pay for food and other restaurant supplies, and unjust enrichment.  The Company has generally denied the allegations of MBM and believes it has factual and legal defenses to most, if not all, of the claim and is prepared to defend this action vigorously.  The litigation is currently in the pretrial discovery phase.

In 1994, The Company entered into a Lease Agreement for restaurant premises located in Dickson, Tennessee.  The Lease Agreement had an original term of 15 years and requires monthly base rental payments of $6,500 for the final five years of the lease term.  The Company ceased operations of the premises as a restaurant in 1996 and subsequently sub-leased the property.  The location has been vacant since September 2001.  In June 2004, the Company advised the Landlord that it was surrending the property.  The Landlord is obligated to, and has advised the Company that he is attempting to find a replacement tenant.

On several occasions, the landlord filed Complaints in the General Sessions Court of Dickson, Tennessee alleging default under the lease agreement and seeking collection of unpaid rent, real estate taxes and attorney’s fees for May through October 2004.  We have advised the landlord under this lease that we have surrendered the premises, and have put the landlord on notice of the landlord’s obligation to mitigate any damages.  Following the landlord’s initiation of collection actions in the General Sessions Court in Dickson County, Tennessee, we paid rent for the months of May, June, July, August, September, and October 2004, but we have continued to assert that we have surrendered the property.  The landlord has recently filed separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from November 2004 through January 2005, real estate taxes, and attorney’s fees.  We did not appear before the General Sessions Court for a recent trial of these collection matters, but we have appealed these claims to the court of general record in Dickson County, Tennessee, for trial de novo, and we will assert a defense of failure to mitigate damages.

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against Western Stores of Virginia, Inc. for $97,000, alleging unpaid insurance premiums.  Western Stores of Virginia, Inc. has filed a grounds of defense and served discovery.  To date, there has been no response.  If and when the requested discovery is answered, management will be able to better assess Chubb’s claim.  Western Sizzlin Stores of Virginia, Inc. has never been billed by Chubb and has never had any direct contractual relations with them.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(14)     Related Party Transactions

Five out of the ten (10) board members of Western Sizzlin Corporation collectively own franchises with respect to eleven (11) restaurants.  The franchises were granted on the same terms and conditions as franchises to non-affiliated persons.  Franchise revenues related to these franchises were $462,613 for 2004.

The Company currently has sublease arrangements in respect to five locations with four separate individual franchisees.  Sublease income received on these locations was $453,667 in 2004.

The Company subleased a leased property through December 31, 2004, to an entity in which a board member is a partner.  The net annual cost to the Company was approximately $25,000 on an annual basis.  The Company paid $100,000 to buyout its remaining obligation on the lease in February 2005.

There are no other affiliated or related transactions between or among the Company and its Officers and Directors.

(15)              Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly results of operations:

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2003:
Total revenues	$4,906,434	$5,743,454	$5,574,922	$4,834,827
Income (loss) from operations	225,812	602,070	495,959	(541,001)
Net income (loss)	86,373	317,961	249,460	(442,083)
Net income (loss) per common share – basic and diluted	0.01	0.03	0.02	(0.04)

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2004:
Total revenues	$5,218,097	$5,675,928	$5,701,800	$5,111,939
Income from operations	301,844	353,927	389,465	129,149
Net income	161,902	179,275	199,530	25,104
Net income per common share – basic and diluted	0.01	0.02	0.02	0.00

Total revenues and net income are typically higher in the second and third quarters as opposed to the first and fourth quarters in the Company’s industry segment.