Form 10-Q
period 2005-03-31
WESTERN SIZZLIN CORP
filed 2005-05-16
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1)  has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2005, there were 11,908,571 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q

Three Months Ended March 31, 2005

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,243,488	$2,105,751
Short-term investments	255,717	254,654
Trade accounts receivable, less allowance for doubtful accounts of $408,500 in 2005 and $388,500 in 2004	875,106	842,269
Current installments of notes receivable	228,374	229,818
Other receivables	743,789	107,896
Inventories	69,228	122,197
Prepaid expenses	413,272	308,087
Deferred income taxes	449,977	400,629
Total current assets	5,278,951	4,371,301
Notes receivable, less allowance for doubtful accounts of $81,899 in 2005 and 2004, excluding current installments	1,001,806	1,035,485
Property and equipment, net of accumulated depreciation of $4,218,486 in 2005 and $5,061,285 in 2004	2,342,844	2,774,646
Franchise royalty contracts, net of accumulated amortization of $7,090,824 in 2005 and $6,933,249 in 2004	2,363,608	2,521,183
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $122,818 in 2005 and $118,273 in 2004	77,394	81,937
Deferred income taxes	936,284	933,226
Asset held for sale	300,000	300,000
Other assets	5,100	368,688
	$16,616,187	$16,696,666
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$819,755	$839,987
Accounts payable	946,608	831,883
Accrued expenses and other	1,241,748	1,219,147
Total current liabilities	3,008,111	2,891,017
Long-term debt, excluding current installments	2,581,499	2,697,650
Other long-term liabilities	—	14,841
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; 11,908,571 issued and outstanding shares in 2005 and 2004	119,086	119,086
Additional paid-in capital	8,589,578	8,589,578
Retained earnings	2,317,913	2,384,494
Total stockholders’ equity	11,026,577	11,093,158
	$16,616,187	$16,696,666

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Company-operated restaurants	$3,749,611	$3,980,245
Franchise operations	1,081,822	1,137,397
Other	112,607	100,455

Total revenues	4,944,040	5,218,097
Costs and expenses:
Cost of company-operated restaurants	2,551,623	2,722,127
Cost of franchise operations	494,879	483,726
Other cost of operations	88,474	77,753
Restaurant operating expenses	906,141	917,705
General and administrative	526,269	415,067
Depreciation and amortization	278,269	299,875
Closed store expenses	350,279	—

Total costs and expenses	5,195,934	4,916,253

(Loss) income from operations	(251,894)	301,844

Other income (expense):
Interest expense	(88,996)	(100,737)
Interest income	15,797	19,754
Other	222,001	40,271

	148,802	(40,712)
(Loss) income before income tax (benefit) expense	(103,092)	261,132

Income tax (benefit) expense	(36,511)	99,230

Net (loss) income	$(66,581)	$161,902

Earnings (loss) per share:
Basic	$(.01)	$.01
Diluted	$(.01)	$.01

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2005

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	Dollars
Balances, December 31, 2004	11,908,571	$119,086	$8,589,578	$2,384,494	$11,093,158
Net loss	—	—	—	(66,581)	(66,581)
Balances, March 31, 2005	11,908,571	$119,086	$8,589,578	$2,317,913	$11,026,577

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(66,581)	$161,902
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	116,150	137,923
Amortization of franchise royalty contracts	157,575	157,574
Amortization of financing costs	4,543	4,378
Loss on sale/disposal of property and equipment	349,741	484
Provision for doubtful accounts	28,414	25,000
(Benefit) provision for deferred income taxes	(52,406)	99,120
(Increase) decrease in:
Trade accounts receivable	(61,251)	5,301
Notes receivable	35,123	14,584
Other receivables	(635,893)	(5,618)
Inventories	52,969	(9,562)
Prepaid expenses	(105,185)	(125,231)
Other assets	363,588	110,159
Increase (decrease) in:
Accounts payable	114,725	180,844
Accrued expenses	22,601	4,585
Other long-term liabilities	(14,841)	57,500
Net cash provided by operating activities	309,272	818,943
Cash flows from investing activities:

Short term investments	(1,063)	—
Additions to property and equipment	(42,089)	(41,583)
Proceeds from sale of property	8,000	3,300

Net cash used in investing activities	(35,152)	(38,283)

Cash flows from financing activities:

Payments on long-term debt	(136,383)	(130,601)

Net cash used in financing activities	(136,383)	(130,601)

Net increase in cash and cash equivalents	137,737	650,059

Cash and cash equivalents at beginning of period	2,105,751	682,730

Cash and cash equivalents at end of period	$2,243,488	$1,332,789

Supplemental disclosure of cash flow information:

Cash payments for interest	$90,688	$101,765
Income taxes paid	$15,025	$110

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Unaudited)

(1)                               General

The accompanying unaudited consolidated financial statements of Western Sizzlin Corporation, (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year because, among other things, the dining habits of the Company’s customers cannot be certain.  The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(2)                               Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123.  Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of Statement No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results.   The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period:

	2005	2004

Net income (loss):
As reported	$(66,581)	$161,902
Deduct total stock-based employee compensation expense determined under fair-value based method for all outstanding and unvested awards, net of tax	0	(4,007)

Pro forma	$(66,581)	$157,895

Basic and diluted net income (loss) per share:
As reported	$(0.01)	$0.01
Pro forma	$(0.01)	$0.01

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt Statement 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  Although management is currently evaluating the impact of Statement 123(R), the Company does not expect that the adoption of Statement 123(R) will have a material impact on options outstanding at March 31, 2005.  However, Statement 123(R) will likely have a material impact on the Company’s financial statements to the extent options are issued in the future.

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

There were no changes in the net carrying amount of goodwill for the three months ended March 31, 2005 or the three months ended March 31, 2004.

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

		As of March 31, 2005
	Gross carrying amount	Weighted average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,432	15.0 yrs.	$7,090,824

Aggregate amortization expense for amortizing intangible assets for the three months ended March 31, 2005 was $157,575.  Estimated amortization expense is $630,300 per year through December 31, 2008.

(4)                               Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for 175,000 and 75,000 shares of common stock for the three months ended March 31, 2005 and

2004, respectively, were not included in computing diluted earnings because the effect of these options are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	(Loss) Income (Numerator)	Weighted Average Shares (Denominator)	(Loss) Earnings Per Share Amount
Three months ended March 31, 2005
Net loss - basic and diluted	$(66,581)	11,908,571	$(.01)

Three months ended March 31, 2004
Net income – basic and diluted	$161,902	11,908,571	$.01

(5)                               Closed Store Expense

In the three months ended March 31, 2005, the Company recorded closed store expenses of $350,279, which included impairments of $128,471 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $221,808.

(6)                               Reportable Segments

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

Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes. Capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage.  Corporate and franchise support expenses of $419,725 and $286,664 for three months ended March 31, 2005 and 2004, respectively, are allocated entirely to franchising and other and are not allocated to Company-operated restaurants.  The reason for the increase in 2005 over 2004 for the three months ended is attributable to 2005 spending in growth projects including consumer research, prototype plans, and consulting fees.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through March 31, 2005, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months Ended March 31,
	2005	2004

Revenues from reportable segments:
Restaurants	$3,749,611	$3,980,245
Franchising and other	1,194,429	1,237,852

Total revenues	$4,944,040	$5,218,097
Depreciation and amortization:
Restaurants	$106,093	$126,372
Franchising and other	172,175	173,503
Total depreciation and amortization	$278,268	$299,875
Interest expense:
Restaurants	$87,976	$100,517
Franchising and other	1,020	220

Total interest expense	$88,996	$100,737

Interest income:
Restaurants	$11,613	$18,714
Franchising and other	4,184	1,040
Total interest income	$15,797	$19,754

Income (loss) before income tax (benefit) expense:
Restaurants	$(127,061)	$57,039
Franchising and other	23,969	204,093

Total (loss) income before income tax (benefit) expense	$(103,092)	$261,132

	March 31, 2005	March 31, 2004
Total assets:
Restaurants	$8,646,411	$8,305,661
Franchising and other	7,969,776	8,862,645

Total assets	$16,616,187	$17,168,306

Expenditures for fixed assets:
Restaurants	$37,748	$41,583
Franchising and other	4,341	—

Total expenditures for fixed assets	$42,089	$41,583

(7)                               Contingencies

As of March 31, 2005, the Company has accrued approximately $520,000 related to matters discussed below.  In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

FFCA

In January 2001, the Company executed a series of Master Lease Agreements (“Agreements”) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (“Former Quincy’s”).  Signed copies of these Agreements were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (the “Lessor”), to be legally binding; however, no signed copies were ever returned to the Company.  At the end of January 2002, there remained only 25 Former Quincy’s operated by Company franchisees, the Lessor having taken back, in 2001 and 2002, other restaurants previously operated by Company franchisees.  The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor.  However, the cost of any rental payments was passed on to the franchisees operating the properties. During 2002 and 2003, nine of the remaining twenty-five properties were closed and the franchisees discontinued making payments to the Company. On May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.  No response has ever been received from Lessor.

Following the May 15, 2003 termination of the tenancies at-will, the Company advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to FFCA.  With regard to eleven other former Quincy’s units, the Company became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to FFCA and it is the Company’s understanding that FFCA has accepted these payments.  There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants.  The Company’s estimate of the total payments that were made directly to the lessor for these sixteen franchisees, or former franchisees, is approximately $2,507,000 through March 31, 2005.  In addition, total payments due by the sixteen franchisees for the period April 1, 2005 through December 31, 2005 (the end of the lease term) would be approximately $1,387,000.

While the Company disputes any liability for any of the following amounts, to the Company’s knowledge, as of March 31, 2005 a total of approximately $1,810,000 of rental payments had not been made by either the franchisees or by the Company with regard to the above-referenced nine properties.  Rent for these nine properties, for the period of April 1, 2005 through December 31, 2005 (the end of the lease term), according to the payment schedule set out in the agreements, would approximate $815,000.

The Company intends to vigorously contest any potential claims asserted by General Electric Franchise Finance Corporation.  While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.

Lincoln, Nebraska Lease Claim

The Company was a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200.  The lease agreement, which ran through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party.  When the assignees failed to make recent monthly rental, property tax, and association payments on the premises,  the landlord took possession of the premises, and on or about May 12, 2004, sold the premises to a third party intending to use the premises for its own purposes.  The Company resolved the landlord’s lawsuit filed in the District Court of Lancaster County, Nebraska and received a release from all claims in conjunction with this claim upon payment of $50,000 on April 18, 2005.

MBM Claim

During 2003, the Company was notified of a claim by MBM Distributors (MBM) involving amounts alleged to be owed by the Company to MBM for product delivered on open account and inventory arising our of a distribution agreement.   In December 2003, MBM filed suit in Federal

District Court in North Carolina seeking damages of an amount in excess of $800,000.  The claim was settled during mediation on April 19, 2005.  The Company agreed to pay MBM $365,000 to resolve this claim.

Dickson, Tennessee Claim

In 1994, the Company entered into a lease agreement for a restaurant premise located in Dickson, Tennessee.  The lease agreement has an original term of 15 years and requires monthly base rental payments of $6,500 for the final five years of the lease term.  The Company ceased operations of the premises as a restaurant in 1996 and subsequently subleased the property.  The location has been vacant since September 2001.  In June 2004, the Company advised the landlord that the Company was surrendering the property.  The landlord is obligated to, and has advised the Company that he is attempting to find a replacement tenant.

On several occasions, the landlord has filed Complaints in the General Sessions Court of Dickson, Tennessee alleging default under the lease agreement and seeking collection of unpaid rent, real estate taxes and attorney’s fees.  The Company has advised the landlord that it has surrendered the premises, and has put the landlord on notice of the landlord’s obligation to mitigate any damages. Following the landlord’s initiation of collection actions in the General Sessions Court of Dickson County, Tennessee, the Company paid rent and related costs for the months of May, June, July, August, September, and October 2004, but continued to assert that it surrendered the property. The landlord has recently filed separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from November 2004 through April 2005, real estate taxes, and attorney’s fees.  The Company has appealed these claims to the court of general record in Dickson County, Tennessee, for trial de novo, and the Company will assert a defense of failure to mitigate damages.  The Company intends to vigorously contest all claims asserted by the landlord.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire.  As a result of this casualty, the Company terminated the lease of the tenant operating the restaurant on these premises.  Insurance proceeds of $591,000 were received in April 2005 and a gain on the casualty of $220,351 has been recorded in other income in the accompanying consolidated statement of operations for the three months ended March 31, 2005.  As of March 31, 2005, the insurance proceeds are recorded in other receivables on the consolidated balance sheet.  The land is currently for sale and management does not anticipate any impairment on this property based on current estimates of fair value.  In accordance with the note payable agreement related to the property, the insurance proceeds were remitted to the Company’s lender on April 8, 2005.  The proceeds from the sale of the land will also be remitted to the lender (along with any other necessary payments) to completely retire all outstanding obligations on this property.

Chubb Claim

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against Western Sizzlin Stores of Virginia, Inc., seeking recovery of allegedly unpaid premiums in the amount of $97,249.  Western Sizzlin Stores of Virginia, Inc. has filed a grounds of defense and served discovery.  To date, there has been no response.  If and when the requested discovery is answered, the Company will be able to better assess Chubb’s claim.  Western Sizzlin Stores of Virginia, Inc. has never been billed by Chubb and has never had any direct contractual relations with them.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion may include forward-looking statements including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters.  All statements other than statements of historical fact are forward-looking statements.  Section 27A of the Securities Act of 1933 (as amended) and Section 21E of the Securities Exchange Act of 1934 (as amended) provide safe harbors for forward-looking statements.  In order to comply with the terms of these safe harbors, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements including, without limitation, the following: the ability of the Company or its franchises to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company’s operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies.  In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

The Company operated and franchised a total of 152 restaurants located in 21 states, including 6 Company-owned and 146 franchise restaurants as of March 31, 2005.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Results of Operations

Net loss for the three months ended March 31, 2005 was $(66,581) compared to net income of $161,902 for the three months ended March 31, 2004.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months Ended March 31,
	2005	2004
Revenues:
Company-operated restaurants	75.8%	76.3%
Franchise royalties and fees	21.9	21.8
Other sales	2.3	1.9
Total revenues	100.0	100.0

Cost of company-operated restaurants	51.6	52.2
Cost of franchise operations	10.0	9.3
Other cost of operations	1.9	1.5
Restaurant operating expenses	18.3	17.6
General and administrative	10.6	8.0
Depreciation and amortization	5.6	5.6
Closed store expenses	7.1
Total costs and expenses	105.1	94.2

(Loss) income from operations	(5.1)	5.8

Other income (expense)	3.0	(0.8)
Income (loss) before income tax expense	(2.1)	5.0

Income tax expense (benefit)	(.7)	1.9
Net income (loss)	(1.4% )	3.1%

	Three Months Ended March 31,
	2005	2004
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	7	7
Opened	—	—
Closed	1	—
Franchised	—	—
End of period	6	7

Number of U.S. Franchised Restaurants:
Beginning of period	147	161
Opened	—	1
Closed	(1)	(3)
End of period	146	159

Revenues

Company-operated restaurant revenues decreased $230,600 (5.8%) to $3.7 million for the three months ended March 31, 2005 as compared to $4.0 million for the comparable three months ended March 31, 2004.  The decrease was largely attributable to the closing of a Company-operated location in February, 2005, totaling approximately $180,000 in lost revenues over prior period.  The additional decrease over the prior year is due to weather-related closings in January and February of 2005.  March 2005 revenues for Company-operated restaurants were approximately 3% over the prior year.  Same store sales for the three months ended March 31, 2005, experienced an overall decrease of 1.3%.

Franchise and other revenues decreased 3.5% to $1.2 million for the three-months ended March 31, 2005 as compared to $1.2 million for the comparable three months ended March 31, 2004.  The decrease was attributable to fewer franchised units in the system at March 31, 2005 as compared to March 31, 2004.  System-wide sales for the franchise system for the three months ended March 31, 2005 were $54.0 million compared to $56.7 million for the same period in 2004.  Same store sales for the three months ended March 31, 2005 decreased 0.48% over 2004.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and employee costs decreased $170,500 (6.3%) to $2.6 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004.  These costs decreased as a percentage of total revenues from 52.2% in 2004 to 51.6% in 2005.   The decrease in the costs were largely attributable to the closing of a Company-operated location in February 2005 and decreases in labor costs by monitoring staffing requirements more effectively.

Cost of franchise operations and other cost of operations were $583,000 (11.8%) for the three months ended March 31, 2005 compared to $561,000 (10.8%) in 2004. The increase was attributable to increased spending in growth projects for 2005 including consumer research of $2,000, prototype plan development of $18,000 and franchise consulting costs of $6,000 associated with evaluation of the Company’s current systems.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the
Company-operated restaurants, decreased slightly by $12,000 (1.3%) for the three months ended March 31, 2005 versus the prior year’s comparable period. These expenses as a percentage of total revenues increased to 18.3% in 2005 compared to 17.6% in 2004 for the comparable period.  The decrease was attributable to closing a Company-operated location in February 2005.

For the three months ended March 31, 2005 and 2004, general and administrative expenses were $526,000 and $415,000, respectively and as a percentage of total revenue were 10.6% and 8.0%, respectively. The increase was primarily due to legal fees associated with litigation matters during the first quarter of 2005.

Depreciation and amortization expense was $21,600 (7.2%) less for the three months ended March 31, 2005 versus the three months ended March 31, 2004.  The decreases were attributable to certain property and equipment becoming fully depreciated.

Closed store expenses were $350,000 (7.1%) for the three months ended March 31, 2005.  These expenses included impairment of $128,000 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $222,000 in February 2005.

Other Income (Expense)

Interest expense decreased $11,700 for the three months ended March 31, 2005 versus the three months ended March 31, 2004 due to a lower average principal outstanding balance.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Other income increased $182,000 (3.7%) for the three months ended March 31, 2005 versus the three months ended March 31, 2004 due largely to a gain on the Lawrenceville, Georgia casualty of $220,000.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 35.4% and 38.0% for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company has historically operated with negative working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders.  The Company had a positive working capital of $2.3 million and $1.5 million at March 31, 2005 and December 31, 2004, respectively.

Cash flows provided by operating activities were $309,000 in 2005 compared to $819,000 in 2004. During 2004, cash flows provided by operating activities were primarily due to net income of $162,000 and depreciation and amortization of $300,000, decrease in other assets of $110,000 due to sale of an asset, a note payable of $115,000 issued as part of settlement of a litigation matter, increase in accounts payable and accrued expenses of $128,000 offset by increases in prepaid expenses of $125,000. During 2005, cash flows provided by operations were primarily due to net loss of $(66,581) and depreciation and amortization of $278,000, loss on sale/disposal of property and equipment $349,741, offset by increase in trade accounts receivable and other receivables of $697,000. Net cash used in investing activities of $35,000 in 2005 and $38,000 in 2004, was for capital expenditures related to property and equipment.  Net cash used in financing activities of $136,000 in 2005 and $131,000 in 2004 was for payments on long-term debt.

Management believes that the Company’s short-term cash requirements will include possible settlements of certain legal proceedings, a capital contribution related to a planned joint venture for development of a buffet concept restaurant, and capital improvements to Company-operated restaurants.

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

OTHER

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

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt Statement 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  Although management is currently evaluating the impact of Statement 123(R), the Company does not expect that the adoption of Statement 123(R) will have a material impact on options outstanding at March 31, 2005.  However, Statement 123(R) will likely have a material impact on the Company’s financial statements to the extent options are issued in the future.

As of March 31, 2005, there were no other new accounting standards issued but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of March 31, 2005, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk.  The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at March 31, 2005 (dollars in thousands):

EXPECTED MATURITY DATE

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$820	$450	$333	$285	$315	$1,198	$3,401	$3,671
Average Interest Rate	9.99%	9.95%	10.01%	10.07%	10.07%	10.07%	10.00%

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed and submitted under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Additionally, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In addition to those proceedings discussed in the Company’s consolidated financial statements included in Item 1, Part 1, the Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 6.  Exhibits and Reports on Form 8-K –

See Exhibit Index on page 19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation
By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date:  May 16, 2005

EXHIBIT INDEX

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.