Form 10-Q
period 2005-06-30
WESTERN SIZZLIN CORP
filed 2005-08-15
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005, or

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

Yes ☐ No ☒

As of August 15, 2005, there were 11,888,571 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q

Six Months Ended June 30, 2005

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

	June 30,
	2005	December 31,
Assets	(unaudited)	2004
Current assets:
Cash and cash equivalents	$2,195,261	$2,105,751
Short-term investments	256,992	254,654
Trade accounts receivable, less allowance for doubtful accounts of $412,506 in 2005 and $388,500 in 2004	870,108	842,269
Current installments of notes receivable	213,080	229,818
Other receivables	59,770	107,896
Inventories	74,737	122,197
Prepaid expenses	350,647	308,087
Deferred income taxes	449,977	400,629
Total current assets	4,470,572	4,371,301
Notes receivable, less allowance for doubtful accounts of $95,893 in 2005 and 2004, excluding current installments	967,099	1,035,485
Property and equipment, net of accumulated depreciation of $4,311,211 in 2005 and $5,061,285 in 2004	2,267,949	2,774,646
Franchise royalty contracts, net of accumulated amortization of $7,248,398 in 2005 and $6,933,249 in 2004	2,206,034	2,521,183
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $127,359 in 2005 and $118,273 in 2004	72,851	81,937
Deferred income taxes	798,737	933,226
Asset held for sale	300,000	300,000
Other assets	203,402	368,688
	$15,596,844	$16,696,666
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$881,702	$839,987
Accounts payable	1,012,954	831,883
Accrued expenses and other	716,054	1,219,147
Total current liabilities	2,610,710	2,891,017
Long-term debt, excluding current installments	1,732,532	2,697,650
Other long-term liabilities	—	14,841
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; 11,888,571 issued and outstanding shares in 2005 and 11,908,571 issued and outstanding in 2004	118,886	119,086
Additional paid-in capital	8,574,778	8,589,578
Retained earnings	2,559,938	2,384,494
Total stockholders’ equity	11,253,602	11,093,158
	$15,596,844	$16,696,666

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Revenues:
Company-operated restaurants	$4,224,188	$4,433,066	$7,973,799	$8,413,311
Franchise operations	1,104,122	1,148,650	2,185,944	2,286,047
Other	116,948	94,212	229,555	194,667
Total revenues	5,445,258	5,675,928	10,389,298	10,894,025
Costs and expenses:
Cost of company-operated restaurants	2,778,266	3,034,080	5,329,889	5,756,207
Cost of franchise operations	429,464	456,305	924,343	940,031
Other cost of operations	76,936	71,024	165,410	148,777
Restaurant operating expenses	837,288	904,713	1,743,429	1,822,418
General and administrative	636,095	548,168	1,162,364	963,235
Depreciation and amortization	270,705	307,711	548,974	607,586
Closed store expenses	—	—	350,279	—
Total costs and expenses	5,028,754	5,322,001	10,224,688	10,238,254
Income from operations	416,504	353,927	164,610	655,771
Other income (expense):
Interest expense	(68,921)	(98,627)	(157,917)	(199,364)
Interest income	18,397	22,635	34,194	42,389
Other	23,792	11,204	245,793	51,475
	(26,732)	(64,788)	122,070	(105,500)
Income before income tax expense	389,772	289,139	286,680	550,271
Income tax expense	147,747	109,864	111,236	209,094
Net Income	$242,025	$179,275	$175,444	$341,177
Earnings per share:
Basic	$.02	$.02	$.01	$.03
Diluted	$.02	$.02	$.01	$.03

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings	Total
Balances, December 31, 2004	11,908,571	$119,086	$8,589,578	$2,384,494	$11,093,158
Common stock received related to termination of franchise agreement	(20,000)	(200)	(14,800)	—	(15,000)
Net Income	—	—	—	175,444	175,444
Balances, June 30, 2005	11,888,571	$118,886	$8,574,778	$2,559,938	$11,253,602

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30
	2005	2004
Cash flows from operating activities:
Net income	$175,444	$341,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	224,741	283,357
Amortization of franchise royalty contracts	315,149	324,233
Amortization of financing costs	9,086	—
Loss on sale/disposal of property and equipment	359,776	484
Gain from fire casualty	(220,351)	—
Common stock received related to termination of franchise agreement	(15,000)
Provision for doubtful accounts	50,320	58,000
Provision for deferred income taxes	85,141	204,984
(Increase) decrease in:
Trade accounts receivable	(78,159)	1,128
Notes receivable	85,124	53,297
Other receivables	48,126	(66,849)
Inventories	47,460	(43,697)
Prepaid expenses	(42,560)	49,649
Other assets	(267,327)	110,284
Increase (decrease) in:
Accounts payable	181,071	344,010
Accrued expenses	(503,093)	(174,630)
Other long-term liabilities	(14,841)	48,615
Net cash provided by operating activities	440,107	1,534,042
Cash flows from investing activities:
Short term investments	(2,338)	(1,375)
Additions to property and equipment	(85,820)	(128,978)
Proceeds from sale of property	8,000	3,300
Proceeds from fire casualty	652,964	—
Net cash provided by (used in) investing activities	572,806	(127,053)
Cash flows from financing activities:
Payments on long-term debt	(923,403)	(261,478)
Net cash used in financing activities	(923,403)	(261,478)
Net increase in cash and cash equivalents	89,510	1,145,511
Cash and cash equivalents at beginning of period	2,105,751	682,730
Cash and cash equivalents at end of period	$2,195,261	$1,828,241
Supplemental disclosure of cash flow information:
Cash payments for interest	$165,939	$199,986
Income taxes paid	$25,225	$4,110

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2005 and 2004

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

	Three Months Ended June 30,		Six Months Ended June 30,
Net Income:	2005	2004	2005	2004
As reported	$242,025	$179,275	$175,444	$341,177
Deduct total stock-based employee compensationexpense determined under fair-value based method for all outstanding and unvested awards, net of tax	24,552	38,130	24,552	42,137

Pro forma	$217,473	$141,145	$150,892	$299,040

Basic and diluted net income per share:
As reported	$0.02	$0.02	$0.01	$0.03
Pro forma	$0.02	$0.01	$0.01	$0.03

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt Statement 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. Although management is currently evaluating the impact of Statement 123(R), the Company does not expect that the adoption of Statement 123(R) will have a material impact on the Company’s financial position or future results of operations as it relates to options outstanding at June 30, 2005. However, Statement 123(R) will likely have a material impact on the Company’s financial statements to the extent options are issued in the future.

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

There were no changes in the net carrying amount of goodwill for the three and six-months ended June 30, 2005 and 2004.

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

As of June 30, 2005
	Gross	Weighted average
	carrying	Amortization	Accumulated
	amount	Period	Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,432	15.0 yrs.	$7,248,398

Aggregate amortization expense for amortizing intangible assets for the three and six-month periods ended June 30, 2005 was $157,575 and $315,149, respectively. Estimated amortization expense is $630,300 per year through December 31, 2008.

(4)         Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for 265,000 and 175,000 shares of common stock for the three and six month periods ended June 30, 2005 and 75,000 shares for the three and six month period ended June 20, 2004, respectively, were not included in computing diluted earnings because the effect of these options are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

		Weighted
		Average	Earnings
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2005
Net income - basic and diluted	$242,025	11,888,571	$.02

Three months ended June 30, 2004
Net income — basic and diluted	$179,275	11,908,785	$.02

Six months ended June 30, 2005
Net income - basic and diluted	$175,444	11,898,571	$.01

Six months ended June 30, 2004
Net income — basic and diluted	$341,177	11,908,678	$.03

 (5)          Closed Store Expense

Closed store expense for the six months ended June 30, 2005 and 2004 was $350,279 and $0, respectively. In the three months ended March 31, 2005, the Company recorded closed store expenses of $350,279, which included impairments of $128,471 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $221,808. There was no additional closed store expense or impairments recorded in the three months ended June 30, 2005.

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

Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes. Capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage. Corporate and franchise support expenses of $445,209 and $864,934 for three and six months ended June 30, 2005 and $597,131 and $883,795 for the three and six months ended June 30, 2004, are allocated entirely to franchising and other and are not allocated to Company-operated restaurants. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through June 30, 2005, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues from reportable segments:
Restaurants	$4,224,188	$4,433,066	$7,973,799	$8,413,311
Franchising and other	1,221,070	1,242,862	2,415,499	2,480,714

Total revenues	$5,445,258	$5,675,928	$10,389,298	$10,894,025
Depreciation and amortization:
Restaurants	$99,549	$129,736	$205,643	$256,112
Franchising and other	171,156	177,975	343,331	351,474
Total depreciation and amortization	$270,705	$307,711	$548,974	$607,586
Interest expense:
Restaurants	$68,921	$98,083	$156,897	$198,600
Franchising and other	—	544	1,020	764

Total interest expense	$68,921	$98,627	$157,917	$199,364

Interest income:
Restaurants	$16,989	$20,573	$31,417	$39,287
Franchising and other	1,408	2,062	2,777	3,102
Total interest income	$18,397	$22,635	$34,194	$42,389

Income before income tax expense:
Restaurants	$345,298	$181,355	$218,237	$238,394
Franchising and other	44,474	107,784	68,443	311,877

Total income before income tax expense	$389,772	$289,139	$286,680	$550,271

	June 30,	June 30,
	2005	2004
Total assets:
Restaurants	$10,378,918	$10,723,109
Franchising and other	5,217,926	6,468,661

Total assets	$15,596,844	$17,191,770

(7)           Contingencies

As of June 30, 2005, the Company has accrued approximately $145,000 related to the matters discussed below. In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses. These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

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

Following the May 15, 2003 termination of the tenancies at-will, the Company advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to FFCA. With regard to eleven other former Quincy’s units, the Company became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to FFCA and it is the Company’s understanding that FFCA has accepted these payments. There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants. The Company’s estimate of the total payments that were made directly to the lessor for these sixteen franchisees, or former franchisees, is approximately $2,854,000 through June 30, 2005. In addition, total payments due by the sixteen franchisees for the period July 1, 2005 through December 31, 2005 (the end of the lease term) would be approximately $1,387,000.

While the Company disputes any liability for any of the following amounts, to the Company’s knowledge, as of June 30, 2005 a total of approximately $2,024,000 of rental payments had not been made by either the franchisees or by the Company with regard to the above-referenced nine closed properties. Rent for these nine properties, for the period of July 1, 2005 through December 31, 2005 (the end of the lease term), according to the payment schedule set out in the agreements, would approximate $815,000.

In accordance with the Company’s position, the Company has returned to FFCA any invoice for rent expense, or tax statement, received after May 15, 2003, with a cover letter explaining that the Company is not responsible for any such amounts. The Company intends to vigorously contest any potential claims asserted by General Electric Franchise Finance Corporation. While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.

Lincoln, Nebraska Lease Claim

The Company was a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200. The lease agreement, which ran through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party. When the assignees failed to make recent monthly rental, property tax and association payments on the premises, the landlord took possession of the premises, and on or about May 12, 2004, sold the premises to a third party intending to use the premises for its own purposes. The Company resolved the landlord’s lawsuit filed in the District Court of Lancaster County, Nebraska and received a release from all claims in conjunction with this claim upon payment of $50,000 on April 18, 2005.

MBM Claim

During 2003, the Company was notified of a claim by MBM Distributors (MBM) involving amounts alleged to be owed by the Company to MBM for product delivered on open account and inventory arising out of a distribution agreement. In December 2003; MBM filed suit in Federal District Court in North Carolina seeking damages of an amount in excess of $800,000. The claim was settled during mediation on April 19, 2005 with the Company’s payment of $365,000.

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

The Landlord has filed separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from November 2004 through January 2005, attorney’s fees and real estate taxes.  The Company appealed these claims (as amended to include rent through June 2005, and related claims for attorneys’ fees, taxes and certain maintenance and repair costs) to the Circuit Court of Dickson County, Tennessee, for trial de novo, and asserted a defense of failure to mitigate damages. On June 9, 2005, the Circuit Court granted the Landlord judgment against the Company in the total amount of $90,986. The Company has further appealed to the Tennessee Court of Appeals. The Company intends to vigorously contest all claims asserted by the landlord.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire. As a result of this casualty, the Company terminated the lease of the tenant operating the restaurant on these premises. Insurance proceeds of $591,000 were received in April 2005 and a gain on the casualty of $220,351 has been recorded in other income in the accompanying consolidated statement of operations during the first quarter of 2005. The land is currently for sale and management does not anticipate any impairment on this property based on current estimates of fair value. In accordance with the note payable agreement related to the property, the insurance proceeds were remitted to the Company’s lender on April 8, 2005. The Company has listed the real estate for sale and will remit any proceeds from a sale to the lender in partial or total satisfaction of the remaining indebtedness on the property. The Lender has indicated that it will accept any partial or total repayment of the loan from the proceeds of the real estate without the application of a prepayment penalty.

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

(8)           Subsequent Event

Waldorf, MD Casualty

On or about July 19, 2005, a building, improvements, and contents, located upon real property leased by the Company for operation of a Company-owned Great American Buffet restaurant, at 3135 Crain Highway, Waldorf, Maryland, (the Premises) were totally destroyed by fire. The Company insured the Premises, including buildings and contents, against casualty, such as fire. The Company also has insured the Premises for the interruption of business income. The Company has initiated discussions with its landlord and insurance company regarding issues arising from the casualty loss. Revenues for the six months ended June 30, 2005 were $1.1 million, with operating income of $77,000 for the Waldorf, Maryland location.

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

The Company operated and franchised a total of 150 restaurants located in 21 states, including 6 Company-owned and 144 franchise restaurants as of June 30, 2005. The restaurants include a family steakhouse concept and a steak and buffet concept.

Results of Operations

Net income for the three and six months ended June 30, 2005 was $242,025 and $175,444 compared to net income of $179,275 and $341,177 for the three and six months ended June 30, 2004.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Company-operated restaurants	77.6%	76.3%	76.8%	77.2%
Franchise royalties and fees	20.2	21.8	21.0	21.0
Other sales	2.2	1.9	2.2	1.8
Total revenues	100.0	100.0	100.0	100.0

Cost of company-operated restaurants	51.0	52.2	51.3	52.8
Cost of franchise operations	7.9	9.3	8.8	8.6
Other cost of operations	1.4	1.5	1.6	1.4
Restaurant operating expenses	15.4	17.6	16.8	16.7
General and administrative	11.7	8.0	11.2	8.8
Depreciation and amortization	5.0	5.6	5.3	5.7
Closed store expenses	0.0	—	3.4	—
Total costs and expenses	92.4	94.2	98.4	94.0

Income from operations	7.6	5.8	1.6	6.0

Other income (expense)	(.05)	(0.8)	1.2	(1.0)

Income before income tax expense	7.1	5.1	2.8	5.0
Income tax expense	2.7	1.9	1.1	1.9
Net income	4.4%	3.2%	1.7%	3.1%

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	6	7	7	7
Opened	—	—	—	—
Closed	—	—	1	—
Franchised	—	—	—	—
End of period	6	7	6	7

Number of U.S. Franchised Restaurants:
Beginning of period	146	159	147	161
Opened	2	1	2	2
Closed	4	8	5	11
End of period	144	152	144	152

Revenues

Company-operated restaurant revenues decreased $208,878 (4.7%) to $4.2 million for the three months ended June 30, 2005 as compared to $4.4 million for the comparable three months ended June 30, 2004.  Revenues for company-operated restaurants decreased $439,512 (5.2%) to $8.0 million for the six months ended June 30, 3005 as compared to $8.4 million for the comparable six months ended June 30, 3004. The decreases are largely attributable to the closing of a Company-operated location in February, 2005, totaling approximately $340,000 and $520,000 in lost revenues over the three and six months ended June 30, 3005 over prior periods. Same store sales for the three and six months ended June 30, 2005, experienced an overall increase of 2.6% and 0.51%, respectively.

Franchise and other revenues decreased 1.8% to $1.2 million for the three months ended June 30, 2005 as compared to $1.2 million for the comparable three months ended June 30, 2004. Franchise and other revenues decreased 2.6% to $2.4 million for the six months ended June 30, 2005 as compared to $2.5 million for the six months ended June 30, 2004. The decreases are attributable to fewer franchised units in the system at June 30, 2005 as compared to June 30, 2004. Same store sales for the three and six months ended June 30, 2005, experienced an overall increase of 1.85% and 0.84%, respectively.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and employee costs decreased $256,500 (8.4%) to $2.8 million for the three months ended June 30, 2005 from $3.0 million for the three months ended June 30, 2004.  These costs for the three month periods decreased as a percentage of total revenues from 52.2% in 2004 to 51.0% in 2005. For the six month period ended June 30, 2005, cost of Company-operated restaurants decreased $426,000 (7.4%) to $5.3 million from $5.8 million in 2004. These costs for the six month periods decreased as a percentage of total revenues from 52.8% in 2004 to 51.3% in 2005.  The decrease in the costs were largely attributable to the closing of a Company-operated location in February 2005 and decreases in labor costs by monitoring staffing requirements more effectively.

Cost of franchise operations and other cost of operations were $506,000 for the three months ended June 30, 2005 compared to $527,000 in 2004, and were 9.3% as a percentage of total revenues for 2005 and 2004. Cost of franchise operations and other cost of operations were $1.1 million for the six month periods ended June 30, 2005 and 2004, and were 10.5% and 10.0% as a percentage of total revenues, respectively. These costs are comparable year to year for the periods presented.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $67,000 (7.4%) for the three months ended March 31, 2005 versus the prior year’s comparable period. These costs for the three month periods decreased as a percentage of total revenues from 17.6% in 2004 to 15.4% in 2005. For the six months ended June 30, 2005, restaurant operating expenses decreased by $79,000 (4.3%) versus the prior year’s comparable period. These costs for the six month periods were comparable as a percentage of total revenues at 16.8% in 2005 and 16.7% in 2004. The decreases are attributable to closing a Company-operated location in February 2005.

For the three months ended June 30, 2005 and 2004, general and administrative expenses were $636,000 and $548,000, respectively and as a percentage of total revenue were 11.7% and 8.0%, respectively. For the six months ended June 30, 2005 and 2004, general and administrative expenses were $1.2 million and $963,000, respectively, and as percentage of total revenues were 11.2% and 8.8%, respectively. The increase was primarily due to legal fees associated with litigation matters during 2005 and write off of leasehold improvements associated with closed stores.

Depreciation and amortization expense was $37,000 (12.0%) less for the three months ended June 30, 2005 versus the three months ended June 30, 2004 and $59,000 (9.6%) less for the comparable six month period then ended. The decreases were attributable to certain property and equipment becoming fully depreciated.

Closed store expenses were $0 and $350,000 for the three and six months ended June 30, 2005 and no closed store expense in 2004 for the comparable periods. The first quarter 2005 expenses included impairment of $128,000 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $222,000 in February 2005.

Other Income (Expense)

Interest expense decreased $30,000 and $42,000 for the three and six months ended June 30, 2005 over the comparable periods in 2004 due to a lower average principal outstanding balance. Interest income fluctuates according to the levels of available cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

Other income increased $13,000 and $194,000 for the three and six months ended June 30, 2005 over the comparable periods in 2004 due largely to a gain of $220,000 attributable to insurance proceeds received on the Lawrenceville, Georgia casualty recorded in the first quarter of 2005.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 37.9% and 38.8% for the three and six months ended June 30, 2005 and 38.0% and $38.0% for the same periods in 2004.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company has historically operated with negative working capital. Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders. The Company had a positive working capital of $1.9 million and $1.5 million at June 30, 2005 and December 31, 2004, respectively.

Cash flows provided by operating activities were $440,000 in 2005 compared to $1.5 million in 2004. During 2004, cash flows provided by operating activities were primarily due to net income of $341,000 and depreciation and amortization of $608,000, and an increase in accounts payable of $344,000. During 2005, cash flows provided by operations were primarily due to net income of $175,000 and depreciation and amortization of $540,000, loss on sale/disposal of property and equipment $360,000, offset by gain from fire casualty of $220,000, increase in prepaid expenses of $241,000 and decrease in accrued expenses of $503,000. Net cash provided by investing activities of $573,000 in 2005 and used in investing activities of $127,000 in 2004, was primarily for capital expenditures related to property and equipment for both periods presented and proceeds of $653,000 in 2005 from fire casualty. Net cash used in financing activities of $923,000 in 2005 and $261,000 in 2004 was for payments on long-term debt in 2005 and 2004. The increase in 2005 over 2004 was due to the receipt of insurance proceeds on the Lawrenceville, GA casualty which were fully remitted to the lender.

Management believes that the Company’s short-term cash requirements will include possible settlements of certain legal proceedings, a capital contribution related to a planned joint venture for development of a buffet concept restaurant, and capital improvements to Company-operated restaurants of approximately $1.2 million.

The Company utilizes its existing line of credit to provide short-term funding in addition to cash from operations. Management reviews available financing alternatives to provide cash for future expansion, restructure existing debt and additional available financing alternatives, and provide additional working capital; however, management believes existing financing and additional available financing alternatives will provide adequate funding for cash requirements.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

In connection with franchise fees charged to franchisees, the Company has accounts and notes receivable outstanding from our franchisees at any given time. The Company reviews outstanding accounts and notes receivable monthly and record allowances for doubtful accounts as deemed appropriate for certain individual franchisees. In determining the amount of allowance for doubtful accounts to be recorded, the Company considers the age of the receivable, the financial stability of the franchisee, discussions that may have been had with the franchisee and the Company’s judgement as to the overall collectibility of the receivable from that franchisee.

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

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt Statement 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. Although management is currently evaluating the impact of Statement 123(R), the Company does not expect that the adoption of Statement 123(R) will have a material impact on the Company’s financial position or future results of operations as it relates to options outstanding at June 30, 2005. However, Statement 123(R) will likely have a material impact on the Company’s financial statements to the extent options are issued in the future.

As of June 30, 2005, there were no other new accounting standards issued but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments. As of June 30, 2005, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk. The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at June 30, 2005 (dollars in thousands):

EXPECTED MATURITY DATE

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$688	$450	$333	$285	$180	$678	$2,614	$2,708
Average Interest Rate	10.00%	9.95%	10.01%	10.07%	10.07%	10.07%	10.00%

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed and submitted under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Additionally, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In addition to those proceedings discussed in Note 7 to the Company’s consolidated financial statements included in Item 1, Part 1, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of the management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Two claims previously reported in the Company’s filings were resolved during the three months ended June 30, 2005. The claim by MBM Distributors was settled during mediation on April 19, 2005 with the Company’s payment of $365,000. The Company also resolved the Lincoln, Nebraska lease agreement claim and received a full release for payment of $50,000 on April 18, 2005.

Item 4.             Submission of Matters to a Vote of Security Holders

 At the Annual Meeting of the Stockholders held June 22, 2005, the following persons were elected to the Board of Directors:

	Shares	Shares
Nominees	voted for	withheld

Paul C. Schorr, III	9,712,209	51,695
Thomas M. Hontzas	9,712,847	51,057
Stanley L. Bozeman, Jr.	9,424,324	339,580
Jesse M. Harrington, III	9,453,347	310,557
A. Jones Yorke	9,688,209	75,695
Roger D. Sack	9,688,209	75,695
Titus W. Greene	9,712,847	51,057
Pat Vezertzis	9,712,847	51,057
J. Alan Cowart	9,429,347	334,557

Also at the Annual Meeting, the 2005 Stock Option Plan received a majority of the shares present in person or by proxy and entitled to vote and has been declared as approved and adopted. The votes were as follows:

Shares for	5,740,868
Shares against	551,549
Shares withheld	159
Shares abstained	478
Non-votes	5,595,517

Item 6. Exhibits

                See Exhibit Index on page 20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation
	By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date: August 15, 2005

EXHIBIT INDEX

10.3	2005 Stock Option Plan (incorporated by reference to the Company’s Schedule 14A Definitive Proxy Statement filed April 29, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.