Form 10-Q
period 2005-09-30
WESTERN SIZZLIN CORP
filed 2005-11-14
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005, or

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

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

                As of November 14, 2005, there were 11,888,571 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q

Nine Months Ended September 30, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,903,344	$2,105,751
Short-term investments, restricted under long-term debt agreement	258,456	254,654
Trade accounts receivable, net of allowance for doubtful accounts of $462,506 in 2005 and $388,500 in 2004	840,004	842,269
Current installments of notes receivable	208,753	229,818
Other receivables	225,273	107,896
Inventories	90,341	122,197
Prepaid expenses	285,766	308,087
Deferred income taxes	269,325	400,629
Total current assets	4,081,262	4,371,301
Notes receivable, less allowance for doubtful accounts of $95,893 in 2005 and 2004, excluding current installments	932,937	1,035,485
Property and equipment, net of accumlated depreciation of $3,982,045 in 2005 and $5,061,285 in 2004	2,091,293	2,774,646
Franchise royalty contracts, net of accumulated amortization of $7,405,971 in 2005 and $6,933,249 in 2004	2,048,461	2,521,183
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $131,903 in 2005 and $118,273 in 2004	68,307	81,937
Deferred income taxes	853,484	933,226
Asset held for sale	300,000	300,000
Other assets, net	293,682	368,688
	$14,979,626	$16,696,666
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$1,357,435	$839,987
Accounts payable	422,868	831,883
Accrued expenses and other	621,732	1,219,147
Total current liabilities	2,402,035	2,891,017
Long-term debt, excluding current installments	1,120,441	2,697,650
Other long-term liabilities	—	14,841
Commitments and contingincies
Stockholders’ equity:
Common stock; $.01 par value. Authorized 20,000,000 shares; 11,888,571 and 11,908,571 issued and outstanding in 2005 and 2004, respectively	118,886	119,086
Additional paid-in capital	8,574,778	8,589,578
Retained earnings	2,763,486	2,384,494
Total stockholders’ equity	11,457,150	11,093,158
	$14,979,626	$16,696,666

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues:
Company-operated restaurants	$3,655,713	$4,475,230	$11,629,512	$12,888,541
Franchise operations	1,055,895	1,127,043	3,241,839	3,413,090
Other	100,147	99,527	329,702	294,194
Total revenues	4,811,755	5,701,800	15,201,053	16,595,825
Costs and expenses:
Cost of Company-operated restaurants	2,345,450	3,030,878	7,675,339	8,787,085
Cost of franchise operations	471,666	511,599	1,396,009	1,451,630
Other costs of operations	68,417	76,770	233,827	225,547
Restaurant operating expenses	800,755	932,312	2,544,184	2,754,730
General and administrative	487,508	469,403	1,649,872	1,432,638
Depreciation and amortization	262,104	291,373	811,078	898,959
Closed store expense	—	—	350,279	—
Total costs and expenses	4,435,900	5,312,335	14,660,588	15,550,589

Income from operations	375,855	389,465	540,465	1,045,236
Other income (expense):
Interest expense	(63,511)	(95,239)	(221,428)	(294,603)
Interest income	19,021	20,026	53,215	62,415
Other	(2,450)	7,552	243,343	59,027
	(46,940)	(67,661)	75,130	(173,161)
Income before income tax expense	328,915	321,804	615,595	872,075
Income tax expense	125,367	122,274	236,603	331,368
Net income	$203,548	$199,530	$378,992	$540,707
Earnings per share:
Basic	$.02	$.02	$.03	$.05
Diluted	$.02	$.02	$.03	$.05

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2005

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings	Total
Balances, December 31, 2004	11,908,571	$119,086	$8,589,578	$2,384,494	$11,093,158
Common stock received related to termination of franchise agreement	(20,000)	(200)	(14,800)	—	(15,000)
Net Income	—	—	—	378,992	378,992
Balances, September 30, 2005	11,888,571	$118,886	$8,574,778	$2,763,486	$11,457,150

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$378,992	$540,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	324,726	412,443
Amortization of franchise royalty contracts	472,722	472,721
Amortization of financing costs	13,630	13,795
(Gain) Loss on sale/disposal of property and equipment	359,776	(945)
Gain from fire casualty	(220,351)	—
Common stock received related to termination of franchise agreement	(15,000)	—
Provision for doubtful accounts	100,320	75,119
Provision for deferred income taxes	211,046	302,641
(Increase) decrease in:
Trade accounts receivable	(98,055)	(67,591)
Notes receivable	123,616	89,232
Other receivables	(117,377)	(6,626)
Inventories	31,856	(25,286)
Prepaid expenses	22,322	32,996
Other assets	(357,607)	110,284
Increase (decrease) in:
Accounts payable	(409,016)	40,169
Accrued expenses	(597,415)	(14,381)
Other long-term liabilities	(14,841)	(15,533)
Net cash provided by operating activities	209,344	1,959,745
Cash flows from investing activities:
Short-term investments	(3,802)	(1,375)
Additions to property and equipment	(180,909)	(169,020)
Proceeds from sale of property	179,757	7,121
Proceeds from fire casualty	652,964	—
Net cash provided by (used in) investing activities	648,010	(163,274)
Cash flows from financing activities:
Payments on long-term debt	(1,059,761)	(391,800)
Net cash used in financing activities	(1,059,761)	(391,800)
Net increase (decrease) in cash and cash equivalents	(202,407)	1,404,671
Cash and cash equivalents at beginning of period	2,105,751	682,730
Cash and cash equivalents at end of period	$1,903,344	$2,087,401
Supplemental disclosure of cash flow information:
Cash payments for interest	$230,662	$294,605
Income taxes paid	$25,557	$30,358

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2005 and 2004

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

(2)         Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123.  Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of Statement No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income:
As reported	$203,548	$199,530	$378,992	$540,707
Deduct total stock-based employee compensation expense determined under fair-value based method for all outstanding and unvested awards, net of tax	96,432	4,030	130,594	46,167
Pro forma	$107,116	$195,500	$248,398	$494,540
Basic and diluted net income per share:
As reported	$0.02	$0.02	$0.02	$0.04
Pro forma	$0.02	$0.02	$0.02	$0.04

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt Statement 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  Although management is currently evaluating the impact of Statement 123(R), the Company does not expect that the adoption of Statement 123(R) will have a material impact on the Company’s financial position or future results of operations as it relates to options outstanding at September 30, 2005.  However, Statement 123(R) will likely have a material impact on the Company’s financial statements to the extent options are issued in the future.

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

There were no changes in the net carrying amount of goodwill for the three and nine-months ended September 30, 2005 and 2004.

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

		As of September 30, 2005
	Gross carrying amount	Weighted average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,432	15.0 yrs.	$7,405,971

Aggregate amortization expense for amortizing intangible assets for the three and nine-month periods ended September 30, 2005 was $157,574 and $472,722, respectively.  Estimated amortization expense is $630,300 per year through December 31, 2008.

(4)         Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options of 325,000 and 465,000 shares of common stock for the three and nine-month periods ended September 30, 2005 and 175,000 shares for the three and nine-month period ended September 30, 2004, respectively, were not included in computing diluted earnings because the effect of these options are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount
Three months ended September 30, 2005
Net income—basic and diluted	$203,548	11,888,571	$0.02

Three months ended September 30, 2004
Net income—basic and diluted	$199,530	11,908,571	$0.02

Nine months ended September 30, 2005
Net income—basic and diluted	$378,992	11,895,338	$0.03

Nine months ended September 30, 2004
Net income—basic and diluted	$540,707	11,908,642	$0.05

(5)           Closed Store Expense

Closed store expense for the nine months ended September 30, 2005 and 2004 was $350,279 and $0, respectively.  In the three months ended March 31, 2005, the Company recorded closed store expenses of $350,279, which included impairments of $128,471 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $221,808. There was no additional closed store expense or impairments recorded in the three months ended June 30, 2005 or three months ended September 30, 2005.

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

Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes. Capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage.  Corporate and franchise support expenses of $449,711 and $1,308,645 for three and nine months ended September 30, 2005 and $476,489 and $1,360,284 for the three and nine months ended September 30, 2004, are allocated entirely to franchising and other and are not allocated to Company-operated restaurants.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Reportable segments are business units that provide different products or services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies.  Through September 30, 2005, all revenues for each business segment were derived from business activities conducted with customers located in the United States.  No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues from reportable segments:
Restaurants	$3,655,713	$4,475,230	$11,629,512	$12,888,541
Franchising and other	1,156,042	1,226,570	3,571,541	3,707,284
Total revenues	$4,811,755	$5,701,800	$15,201,053	$16,595,825
Depreciation and amortization:
Restaurants	$92,542	$114,954	$298,185	$371,062
Franchising and other	169,562	176,419	512,893	527,897
Total depreciation and amortization	$262,104	$291,373	$811,078	$898,959
Interest expense:
Restaurants	$63,468	$94,780	$220,365	$293,380
Franchising and other	43	459	1,063	1,223
Total interest expense	$63,511	$95,239	$221,428	$294,603
Interest income:
Restaurants	$17,383	$19,857	$48,800	$59,144
Franchising and other	1,638	169	4,415	3,271
Total interest income	$19,021	$20,026	$53,215	$62,415
Income before income tax expense:
Restaurants	$247,699	$226,066	$465,936	$464,460
Franchising and other	81,216	95,738	149,659	407,615
Total income before income tax expense	$328,915	$321,804	$615,595	$872,075

	September 30 2005	September 30 2004
Total assets:
Restaurants	$10,024,790	$10,820,877
Franchising and other	4,954,836	6,232,361
Total assets	$14,979,626	$17,053,238

(7)           Contingencies

As of September 30, 2005, the Company has accrued approximately $180,000 related to the matters discussed below.  In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

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

Following the May 15, 2003 termination of the tenancies at-will, the Company advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to the Lessor.  With regard to eleven other former Quincy’s units, the Company became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to the Lessor and it is the Company’s understanding that the Lessor has accepted these payments.  There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants.  The Company’s estimate of the total payments that were made directly to the lessor for these sixteen franchisees, or former franchisees, is approximately $3,200,000 through September 30, 2005.  In addition, total payments due by the sixteen franchisees for the period October 1, 2005 through December 31, 2005 (the end of the lease term) would be approximately $347,000.

While the Company disputes any liability for any of the following amounts, to the Company’s knowledge, as of September 30, 2005 a total of approximately $2,227,000 of rental payments had not been made by either the franchisees or by the Company with regard to the above-referenced nine closed properties.  Rent for these nine properties, for the period of October 1, 2005 through December 31, 2005 (the end of the lease term), according to the payment schedule set out in the agreements, would approximate $204,000.

In accordance with the Company’s position, the Company has returned to the Lessor any invoice for rent expense, or tax statement, received after May 15, 2003, with a cover letter explaining that the Company is not responsible for any such amounts.  The Company intends to vigorously contest any potential claims asserted by the Lessor.  While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.

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

Dickson, Tennessee Claim

In 1994, the Company entered into a lease agreement for a restaurant located in Dickson, Tennessee.  The lease agreement has an original term of 15 years and requires monthly base rental payments of $6,500 for the final five years of the lease term.  The Company ceased operations on the premises as a restaurant in 1996 and subsequently subleased the property.  The location has been vacant since September 2001.  In June 2004, the Company advised the landlord that the Company was surrendering the property.  The landlord is obligated to, and has advised the Company that he is attempting to find a replacement tenant.

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

The landlord has filed separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from November 2004 through January 2005, attorney’s fees and real estate taxes.  The Company appealed these claims (as amended to include rent through June 2005, and related claims for attorneys’ fees, taxes and certain maintenance and repair costs) to the Circuit Court of Dickson County, Tennessee, for trial de novo, and asserted a defense of failure to mitigate damages.  On June 9, 2005, the Circuit Court granted the landlord judgment against the Company in the total amount of $90,986.  The Company has further appealed to the Tennessee Court of Appeals.  The Company intends to vigorously contest any future action seeking to collect rent, taxes, other expenses or fees on the grounds of the landlord’s failure to mitigate continues.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire.  As a result of this casualty, the Company terminated the lease of the tenant operating the restaurant on these premises.  Insurance proceeds of $591,000 were received in April 2005 and a gain on the casualty of $220,351 has been recorded in other income in the accompanying consolidated statement of income during the first quarter of 2005.  The land is currently for sale and management does not anticipate any impairment on this property based on current estimates of fair value.  In accordance with the note payable agreement related to the property, the insurance proceeds were remitted to the Company’s lender on April 8, 2005.  The Company has listed the real estate for sale and will remit any proceeds from a sale to the lender in partial or total satisfaction of the remaining indebtedness on the property.  The lender has indicated that it will accept any partial or total repayment of the loan from the proceeds of the real estate without the application of a prepayment penalty.

Chubb Claim

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against Western Sizzlin Stores of Virginia, Inc., seeking recovery of allegedly unpaid premiums in the amount of $97,249.  Western Sizzlin Stores of Virginia, Inc. has filed a grounds of defense and served discovery.  Western Sizzlin Stores of Virginia, Inc. has never been billed by Chubb and has never had any direct contractual relations with them.  Payments were sent to an insurance broker handling insurance needs for Western Sizzlin Stores of Virginia, Inc.  Western Sizzlin Stores of Virginia, Inc. has repeatedly requested information from Chubb how payments to the broker were applied to Chubb’s premiums.  To date Chubb has not been able or willing to provide.

Waldorf, Maryland Casualty

In July 2005, a building, improvements, and contents, located upon real property leased by the Company for operation of a Company-owned Great American Buffet restaurant, in Waldorf, Maryland, (the Premises) were totally destroyed by fire.  The Company insured the Premises, including buildings and contents, against casualty, such as fire.  The Company also has insured the Premises for the interruption of business income.  The fire occurred shortly after the Company had provided timely notice to the landlord of its desire to extend the lease through a renewal term.  The lease is now scheduled to expire on December 31, 2010.  Since the fire, the Company has repeatedly demanded that the landlord rebuild the premises and has consistently taken the position that the landlord is responsible for any cost to rebuild in excess of the available insurance proceeds.

In response, in August 2005, the landlord filed an action for a declaratory judgment in the Circuit Court for Charles County, Maryland. The action alleges that the Company was in default before it provided timely notice to extend the lease due to a failure to properly assign the lease; a failure to maintain sufficient replacement value insurance and to name the landlord as an additional insured; a failure to remit certain “additional rent;” and a failure to assume any cost to rebuild the premises which exceeds the available insurance proceeds.  The action seeks to have the lease declared to have been terminated and also seeks an award of damages in the amount of the insurance proceeds related to the building.

The Company has answered the landlord’s lawsuit, denying the above-referenced allegations.  The Company intends to vigorously contest all claims asserted by the landlord.  The Company has also filed a counterclaim seeking a declaratory judgement that the lease remains in effect, that the landlord has an obligation to rebuild, that the landlord is responsible for all costs to rebuild in excess of insurance proceeds and seeking damages.

Revenues for the six months ended June 30, 2005 were $1.1 million, with operating income of $77,000 for the Waldorf, Maryland location.  The net book value of related assets of $171,757 has been written off and recorded as a current receivable in anticipation of insurance proceeds on personal property on the Waldorf location.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(8)           Subsequent Event

The Company is a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million.  The Company has guaranteed 50% of the loan obligation.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is currently evaluating the accounting treatment for our investment in the joint venture as well as the guarantee of one loan discussed herein.  Land has been secured for this new location, which is scheduled to open by mid 2006.

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

The Company operated and franchised a total of 145 restaurants located in 21 states, including 5 Company-owned and 140 franchise restaurants as of September 30, 2005.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Results of Operations

Net income for the three and nine months ended September 30, 2005 was $203,548 and $378,992 compared to net income of $199,530 and $540,707 for the three and nine months ended September 30, 2004.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Company-operated restaurants	76.0%	78.5%	76.5%	77.7%
Franchise royalties and fees	21.9	19.8	21.3	20.6
Other sales	2.1	1.7	2.2	1.7
Total revenues	100.0	100.0	100.0	100.0

Cost of company-operated restaurants	48.8	53.2	50.6	52.9
Cost of franchise operations	9.8	9.0	9.2	8.8
Other cost of operations	1.4	1.3	1.5	1.4
Restaurant operating expenses	16.6	16.4	16.7	16.6
General and administrative	10.1	8.2	10.9	8.6
Depreciation and amortization	5.5	5.1	5.3	5.4
Closed store expenses	—	—	2.3	—
Total costs and expenses	92.2	93.2	96.5	93.7

Income from operations	7.8	6.8	3.5	6.3

Other income (expense)	(1.0)	(1.2)	.6	(1.0)

Income before income tax expense	6.8	5.6	4.1	5.3

Income tax expense	2.6	2.1	1.6	2.0
Net income	4.2%	3.5%	2.5%	3.3%

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	6	7	6	7
Opened	—	—	—	—
Closed	1	—	1	—
Franchised	—	—	—	—
End of period	5	7	5	7

Number of U.S. Franchised Restaurants:
Beginning of period	144	152	148	161
Opened	1	1	3	3
Closed	5	1	11	12
End of period	140	152	140	152

Revenues

Company-operated restaurant revenues decreased $819,500 (18.3%) to $3.7 million for the three months ended September 30, 2005 as compared to $4.5 million for the comparable three months ended September 30, 2004.  Revenues for company-operated restaurants decreased $1.3 million (9.8%) to $11.6 million for the nine months ended September 30, 2005 as compared to $12.9 million for the comparable nine months ended September 30, 2004. The decreases are largely attributable to the closing of a Company-operated location in February, 2005, totaling approximately $470,000 and $830,000 in lost revenues over the three and nine months ended September 30, 2005, respectively, when compared to corresponding prior periods and a closing of a Company-operated location in July, 2005 due to a total loss by fire casualty totaling approximately $321,000 and $370,000 in lost revenues over the three and nine months ended September 30, 2005 over prior periods.  Same store sales for the three and nine months ended September 30, 2005, experienced an overall decrease of 2.43% and 0.52%, respectively.

Franchise and other revenues decreased 5.8% to $1.2 million for the three months ended September 30, 2005 as compared to $1.2 million for the comparable three months ended September 30, 2004.  Franchise and other revenues decreased 3.7% to $3.6 million for the nine months ended September 30, 2005 as compared to $3.7 million for the nine months ended September 30, 2004.  The decreases are attributable to fewer franchised units in the system at September 30, 2005 as compared to September 30, 2004.  Same store sales for the three and nine months ended September 30, 2005, experienced an overall decrease of 0.31% and 0.56%, respectively.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and employee costs decreased $685,300 (22.6%) to $2.3 million for the three months ended September 30, 2005 from $3.0 million for the three months ended September 30, 2004.  These costs for the three month periods decreased as a percentage of Company-operated restaurants revenue from 67.7% in 2004 to 64.2% in 2005. For the nine month period ended September 30, 2005, cost of Company-operated restaurants decreased $1.1 million (12.7%) to $7.7 million from $8.8 million in 2004.  These costs for the nine month periods decreased as a percentage of Company-operated restaurants revenue from 68.2% in 2004 to 66.0% in 2005.  The decrease in the costs was largely attributable to the closing of a Company-operated location in February 2005 and the closing due to fire of a Company-operated location in July, 2005.

Cost of franchise operations and other cost of operations were $472,000 for the three months ended September 30, 2005 compared to $512,000 in 2004, and were 9.8% and 9.0% as a percentage of total revenues for 2005 and 2004, respectively.  Cost of franchise operations and other cost of operations were $1.4 and $1.5 million for the nine month periods ended September 30, 2005 and 2004, and were 9.2% and 8.7% as a percentage of total revenues, respectively.  These costs are comparable year to year for the periods presented.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $132,000 (14.2%) for the three months ended September 30, 2005 versus the prior year’s comparable period. These costs for the three month periods increased slightly as a percentage of Company-operated restaurants revenues from 20.8% in 2004 to 21.9% in 2005.  For the nine months ended September 30, 2005, restaurant operating expenses decreased by 210,500 (7.6%) versus the prior year’s comparable period.  These costs for the nine month periods decreased as a percentage of Company-operated restaurants revenues at 21.9% in 2005 and 29.1% in 2004.  The decreases are attributable to closing a Company-operated location in February 2005 and another in July 2005.

For the three months ended September 30, 2005 and 2004, general and administrative expenses were $488,000 and $469,000, respectively and as a percentage of total revenue were 10.1% and 8.2%, respectively. For the nine months ended September 30, 2005 and 2004, general and administrative expenses were $1.6 million and $1.4 million, respectively, and as percentage of total revenues were 10.9% and 8.6%, respectively.  The increase was primarily due to legal fees associated with litigation matters during 2005.

Depreciation and amortization expense was $29,200 (10.0%) less for the three months ended September 30, 2005 versus the three months ended September 30, 2004 and $88,000 (6.1%) less for the comparable nine month period then ended.  The decreases were attributable to certain property and equipment becoming fully depreciated and the disposal and write-off of assets.

Closed store expenses were $0 and $350,000 for the three and nine months ended September 30, 2005 and there was no closed store expense in 2004 for the comparable periods.  The first quarter 2005 expenses included impairment of $128,000 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $222,000 in February 2005.

Other Income (Expense)

Interest expense decreased $31,700 and $73,100 for the three and nine months ended September 30, 2005 over the comparable periods in 2004 due to a lower average principal outstanding balance.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Other income (expense) decreased $10,000 for the three months ended September 30, 2005 and increased $184,300 for the nine months ended September 30, 2005 over the comparable periods in 2004 due largely to a gain of $220,000 attributable to insurance proceeds received on the Lawrenceville, Georgia casualty recorded in the first quarter of 2005.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 38.1% and 38.4% for the three and nine months ended September 30, 2005 and 37.9% and $37.9% for the same periods in 2004.

Liquidity and Capital Resources

As is customary in the restaurant industry, the Company had historically operated with negative working capital.  Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders.  The Company had a positive working capital of $1.9 million and $1.5 million at September 30, 2005 and December 31, 2004, respectively.

Cash flows provided by operating activities were $209,000 in 2005 compared to $2.0 million in 2004. During 2004, cash flows provided by operating activities were primarily due to net income of $540,000, depreciation and amortization of $871,000 and a provision for deferred income taxes of $303,000. During 2005, cash flows provided by operations were primarily due to net income of $379,000, depreciation and amortization of $797,000, loss on sale/disposal of property and equipment $360,000, offset by gain from fire casualty of $220,000 and decrease in accounts payable and accrued expenses of $1.1 million due to payments on two lawsuit settlements and two less company stores at September 31, 2005. Net cash provided by investing activities of $648,000 in 2005 and used in investing activities of $163,000 in 2004, was primarily for capital expenditures related to property and equipment for both periods presented and proceeds of $653,000 in 2005 from fire casualty in Lawrenceville, Georgia.  Net cash used in financing activities of $1.1 million in 2005 and $392,000 in 2004 was for payments on long-term debt in 2005 and 2004.  The increase in 2005 over 2004 was due to the receipt of insurance proceeds on the Lawrenceville, GA casualty which were fully remitted to the lender.

Management believes that the Company’s short-term cash requirements will include possible settlements of certain legal proceedings, capital improvements to Company-operated restaurants of approximately $1.2 million, and the $300,000 cash contribution made by the Company in October 2005 related to the joint venture in Note 7.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts

In connection with franchise fees charged to franchisees, the Company has accounts and notes receivable outstanding from our franchisees at any given time.  The Company reviews outstanding accounts and notes receivable monthly and record allowances for doubtful accounts as deemed appropriate for certain individual franchisees.  In determining the amount of allowance for doubtful accounts to be recorded, the Company considers the age of the receivable, the financial stability of the franchisee, discussions that may have been had with the franchisee and the Company’s judgment as to the overall collectiblity of the receivable from that franchisee.

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

OTHER

Impact of Inflation

The impact of inflation on the costs of food and beverage products, labor and real estate can affect the Company’s operations.  Higher gas prices, and to some extent weather conditions from hurricanes, in 2005 has affected sales performance and operations.

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

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt Statement 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  Although management is currently evaluating the impact of Statement 123(R), the Company does not expect that the adoption of Statement 123(R) will have a material impact on the Company’s financial position or future results of operations as it relates to options outstanding at September 30, 2005.  However, Statement 123(R) will likely have a material impact on the Company’s financial statements to the extent options are issued in the future.

As of September 30, 2005, there were no other new accounting standards issued but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of September 30, 2005, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk.  The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at September 30, 2005 (dollars in thousands):

EXPECTED MATURITY DATE

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$907	$450	$333	$285	$180	$323	$2,478	$3,180
Average Interest Rate	10.00%	9.95%	10.01%	10.07%	10.07%	10.07%	10.00%

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed and submitted under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Additionally, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  For additional discussion, see Note 7 to the Company’s consolidated financial statements, which are included in Item 1., Part I.

Item 6.    Exhibits :

                See Exhibit Index on page 21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date:  November 14, 2005

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.