Form 10-K
period 2005-12-31
WESTERN SIZZLIN CORP
filed 2006-04-06
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number   0-25366

WESTERN SIZZLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0723400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1338 Plantation Road, Roanoke, Virginia	24012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (540) 345-3195

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12 (g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check one):

☐  Large Accelerated Filer   ☐  Accelerated Filer   ☒  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregated market value of the Company’s voting common stock held by non-affiliates, based upon the average bid and asked price as of June 30, 2005, was approximately $8,272,000. For purposes of this computation, the registrant assumed that its Directors and Executive Officers were “affiliates.”

As of March 31, 2006, there were 11,888,571 shares, $0.01 per value, of common stock outstanding.

WESTERN SIZZLIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

As of December 31, 2005 we operated 5 Great American Steak & Buffet restaurants. In addition, approximately 92 franchisees operated 135 WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet and Quincy Steakhouses.

Our restaurants are currently located in the states of Alabama, Arkansas, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia.

We are actively engaged in expansion and are looking to expand the franchise system in 2006 and beyond.

Growth Strategy

Our strategy and focus is to position ourselves for growth by offering three distinctive franchise models for potential investors in our brand.  We have concentrated on developing the prototypes and designs for:  Great American Buffet, Western Sizzlin Steaks & More, and WS Flamekist Grill.

Our 2006 plans include:  remodels in two of our existing Great American Buffet company locations in Northern Virginia incorporating new interior designs; opening of a new company-owned Great American Buffet location in Chantilly, Virginia;  assisting a franchisee in opening a new prototype Western Sizzlin Steaks & More in Fayetteville, Arkansas; opening of a joint venture buffet restaurant in Harrisonburg, Virginia with a current franchisee; and opening of a joint venture WS Flamekist Grill in Fayetteville, Georgia with a current franchisee.

We believe that growth and development of these brands will provide give us the growth vehicles to sell new franchises.

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

•                                          Austin’s

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

•                                      Efficient Food Service and Delivery System:

The scatter bar format, food preparation methods and restaurant layout are all designed to efficiently serve a large number of guests, while enhancing the overall quality of the dining experience. In addition, preparing food in the proper amounts, serving it in several easily accessible areas (scatter bars) and closely monitoring consumption will shorten guest lines, increase frequency of table turns, improve over-all quality and reduce waste; thereby increasing guest satisfaction and restaurant level profitability.  Our restaurants range in size from approximately 5,200 square feet to 12,000 square feet.  A description of these properties is provided in Item 2.

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

Potential site locations are identified by a potential franchisee and/or corporate personnel, consultants and independent real estate brokers. Our executive management will visit and approve or disapprove any proposed restaurant site. The majority of restaurants are free-standing but some restaurants are developed in other formats such as strip centers. We project that most restaurants will continue to be free-standing.

Historically when a restaurant has been built in an existing facility, renovation and construction has taken approximately 60 to 120 days after the required construction permits have been obtained. New construction of free-standing restaurants requires a longer period of time and can range from 120 to 180 days. Also, when obtaining a construction permit, we have generally experienced a waiting period ranging from approximately 20 to 90 days.

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

Franchise Operations

In addition to operating company-owned restaurants, we currently franchise with others to operate restaurants. We currently have approximately 92 franchisees operating 135 WesterN SizzliN, WesterN SizzliN Wood Grill, Quincy’s, Austin’s and Great American Steak & Buffet restaurants in 19 states.

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

Franchisees must operate their restaurants in compliance with our operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through our suppliers, but are required to purchase proprietary products from us. Each franchised restaurant must have a designated General Manager and Assistant Manager who have completed our six-week manager training program or who have been otherwise approved by us. For the opening of a restaurant, we provide consultation and make our personnel generally available to a franchisee. In addition, we send a team of personnel to the restaurant for up to two weeks to assist the franchisee and its managers in the opening, the initial marketing and training effort, as well as the overall operation of the restaurant.

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

The Advertising Development and Research Fund or ADRF, financed through vendor support and member dues, is our franchisee-controlled graphic art design/marketing agency. It is incorporated under the name WSI ADRF, Inc.

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

In addition, our business is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Our significant investment in, and long-term commitment to, each of our restaurant sites limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. Our continued success is dependent to a substantial extent on our reputation for providing high quality and value and this reputation may be affected not only by the performance of company-owned restaurants but also by the performance of franchisee-owned restaurants over which we have limited control.

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

Trademarks

We believe our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. Following are marks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office: “WesterN SizzliN”, “WesterN SizzliN Steak House”, “WesterN”, “SizzliN”, “WesterN SizzliN Cow”, “WesterN SizzliN Steak & More”, “WesterN SizzliN County Fair Buffet and Bakery”, “Flamekist”, “Marshall”, “Gun Smoke”, “Six Shooter”, “Big Tex”, “Dude”, “Trailblazer”, “Ranger”, “Cheyenne”, “Colt 45”, “Cookin’ What America Loves Best”, “Great American Steak and Buffet Company”, “Great American Buffet”, “WesterN SizzliN Wood Grill and Buffet”, and “WesterN SizzliN Wood Grill”.

Employees

As of December 31, 2005, we employed approximately 290 persons, of whom approximately 245 were restaurant employees, 23 were restaurant management and supervisory personnel, and 22 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis.  None of our employees is covered by a collective bargaining agreement and we consider our employee relations to be good.

Item 1A. Risk Factors

An investment in the common stock of any company involves a degree of risk.  Investors should consider carefully the risks and uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition or results of operations.  The occurrence of risk factors set forth below could harm our business, financial condition and results of operations for company operations, as well as franchised operations.  The trading price of our common stock could decline due to any of these risks and uncertainties, and shareholders may lose part or all of their investment.

We are dependent on key personnel.

We believe that our success will depend in part on the services of key executives, including James C. Verney, President and Chief Executive Officer, and Robyn B. Mabe, Vice President Chief Financial Officer. We maintain key man life insurance on Mr. Verney. Nevertheless, the loss of the services of Mr. Verney, or Mrs. Mabe, could have a material adverse effect upon our business, financial condition and results of operations, as there could be no assurance that qualified replacements would be available in a timely manner, if at all. Our continued growth will also depend in part on our ability to attract and retain additional skilled management personnel.

Our stock price could be volatile.

The stock market has from time to time experienced significant price and volume fluctuates that are unrelated to the operating performance of particular companies. The volume of trading in the market for our common stock is very limited, which may make it difficult to liquidate your investment and can increase price volatility. Due to changes in the balance of buy and sell orders and other factors, the price of our common stock can change for reasons unrelated to the performance of our business. Fluctuates in our operating results, failure of such operating results to meet the expectations of stock market analysts and investors, changes in stock market analyst recommendations regarding our stock, the success, or perceived success, of our competitors, as well as changes in general economic or market conditions and changes in the restaurant industry may also have a significant adverse effect on the market price of our common stock.

A sale of a substantial number of shares of our common stock could cause the market price to decline.

The sale of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of March 31, 2006, 11,888,571 shares of common stock were outstanding and 670,000 shares were issuable upon exercise of outstanding stock options at exercise prices ranging from $0.83 to $1.03. We cannot predict the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of our common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

We are controlled by a few stockholders.

Four stockholders, together currently beneficially own approximately 43% of our total common stock, and have formed a group for purposes of taking certain action, as reflected in the Form 13D, as amended, on file with the Securities and Exchange Commission. This group is comprised of Sardar Biglari, our Chairman, Shawn Sedaghat, Jonathan Dash and Titus W. Greene, a Director. This group has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. Sale of a substantial number of shares of our common stock by the members of this group, or other principal stockholders in the public market, could substantially reduce the prevailing market price of our common stock.

Our Board of Directors has recently undergone significant change.

In November 2005, we added three new members to our Board of Directors, namely Sardar Biglari, Philip L. Cooley and Paul D. Sonkin. Subsequently, in March 2006, six of the incumbent directors, namely Paul C. Schorr, III (our former chairman), A. Jones Yorke, J. Alan Cowart, Jr., Pat  Vezertzis, Jesse M. Harrington and Roger D. Sack, resigned from the Board. At that same time Mr. Sonkin indicated that he would not stand for reelection at the 2006 annual meeting of stockholders. While we believe that the Board of Directors as presently constituted with Mr. Biglari as Chairman, and with Titus W. Greene, Thomas M. Hontzas and Philip L. Cooley will function at least as well as the Board had done previously, there is no guarantee that this will be the case. The failure of the new members of the Board to function adequately together would have a material adverse effect on the Company’s business, and could result in an adverse impact on the financial condition and results of operations.

We cannot assure the success of our planned growth.

The growth strategy of the Company is dependent upon factors, some which are out of our control, including availability of appropriate financing and general economic conditions.  Growth is somewhat dependent upon the success of the remodels, growth projects and joint ventures scheduled for 2006.  There can be no assurance that the Company will be successful in all endeavors or be able to successfully market the brands to potential investors and franchisee-owners.

We are experiencing a decline in our franchise base.

The Company has experienced steady declines in its existing franchise base.  Over the last 10 years, the Company has closed a net of approximately 175 restaurants, averaging between a net decline of 15 to 20 per year.  The majority of these franchised restaurants have been Western Sizzlin’s.

Our restaurants operate in a highly competitive environment.

Our restaurants operate in a highly competitive industry comprised of a large number of restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as locally-owned, independent restaurants.  Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond a particular restaurant management’s control, including changes in the public’s taste and eating habits, population and traffic patterns and economic conditions.  Therefore, new competitors may emerge at any time.  We cannot assure you that we will be able to compete successfully against our competitors in the future or that competition will not have a material adverse effect on our operations or earnings.

We are highly dependent on attracting and retaining qualified employees while also controlling labor costs.

We are extremely dependent upon the availability of qualified restaurant personnel.  Availability of staff varies widely from location to location.  If restaurant management and staff turnover trends increase, we would suffer higher direct costs associated with recruiting and retaining replacement personnel.  Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover and potential delays in new store openings due to staff shortages.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater expense to recruit and train them.  Many of our employees are hourly workers whose wages are likely to be impacted by an increase in the federal or state minimum wage.  Proposals have been made at federal and state levels to increase minimum wage levels.  An increase in the minimum wage may require an increase or create pressure to increase the pay scale for our employees.  A shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs.

We are dependent upon the timely delivery of fresh ingredients.

Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat.  The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control.  Fluctuations in weather, supply and demand and economic and political conditions could adversely affect the cost, availability and quality of our ingredients.  Historically, when operating expenses increased due to inflation or increases in food costs, we generally have been able to offset these higher costs by increasing our menu prices.  However, we many not be able to recover increased costs in the future because competition may limit or even prohibit such future increases.  If the variety or quality of our food products declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our sales.

General economic factors may adversely affect our results of operations.

National, regional, and local economic conditions, such as recessionary economic cycles or a worsening economy, could adversely affect disposable consumer income and consumer confidence.  Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in come or all of our restaurants, impose practical limits on our pricing and increase our costs of any which could lower our profit margins and have a material adverse affect on our results of operations.  The impact of inflation on food, beverages, labor, utilities and other aspects of our business can negatively affect our results of operations.  Although we attempt to offset inflation through periodic menu price increases, cost controls and incremental improvement in operating margins, we may not be able to completely do so which could negatively affect our results of operations.

We face the risk of adverse publicity and litigation relating to food-borne illness, employment and other matters that could have a material adverse affect on our business and financial performance.

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns.  While the risk of food-borne illness is real, whether it results from improper operations, new diseases (such as bovine spongiform encephalopathy or “mad cow disease”) or from chemicals in certain food products, the risk would generally only affect a limited number of our restaurants.  As soon as any food issues became known to us, those food items that were potentially at risk would be no longer served to customers.

While the risk of food-borne illness or injury would likely be localized, the risk of the adverse publicity that might result from such an incident is more generalized and accordingly much greater.  The general public’s response to adverse publicity relating to our restaurant brands could materially adversely affect a significant number of our restaurants, regardless of whether the allegations underlying the adverse publicity are valid or whether we are liable.

In addition, we are from time to time subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination.  In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters.  A number of these lawsuits have resulted in the payment of substantial damages by the defendants.  Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance.  A significant judgment for any claim(s) could materially adversely affect our financial condition or results of operations.

Our planned sales growth through new, relocated or remodeled restaurants may not be successful.

Our ability to open and profitably operate restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable terms for new locations, the need to obtain the required government permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors,  the availability of construction materials and labor, the ability to meet construction schedules and budgets, increases in labor and building material costs, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time.  At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources.  If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

We are regulated by the federal and state government.

The restaurant industry is subject to extensive federal, state and local laws and regulations.  The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, building codes, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, employment tax rates, family leave, tip credits, working conditions, safety standards and citizenship requirements), federal and state law which prohibit discrimination and other laws regulating the design and operation of facilities, such as the American with Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore, have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

Adverse weather conditions could negatively impact our financial performance.

Although we maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes and other acts of God can adversely impact our sales in several ways.  For example, severe weather typically discourages potential customers from dining out.  In addition, a restaurant that is damaged by a natural disaster can be inoperable for a significant amount of time due to either physical damage or to a shortage of employees resulting from a relocation of the general population.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2005, our five (5) currently operating restaurants are located in leased space ranging from 8,000 square feet to 10,000 square feet.  Leases are negotiated with initial terms of five to twenty years, with multiple renewal options.  All of our leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels.  Generally, the leases are net leases which require us to pay the costs of insurance, taxes, and a pro rata portion of lessors’ common area costs.

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

Following the May 15, 2003 termination of the tenancies at-will, we advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to FFCA.  With regard to eleven other former Quincy’s units, we became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to FFCA and it is our understanding that FFCA has accepted these payments.  There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants. Our estimate of the total payments that were made directly to FFCA for these sixteen franchisees, or former franchisees, is approximately $3,548,000 through December 31, 2005.

While we dispute any liability for any of the following amounts, to our knowledge, as of December 31, 2005 a total of approximately $2,431,000 of rental payments had not been made by either the franchisees or by us with regard to the above-referenced nine closed properties.

In accordance with our position, we have returned to FFCA any invoice for rent expense, or tax statement, received after May 15, 2003, with a cover letter explaining that we are not responsible for any such amounts. We did not receive a response to any of these letters until late June 2005, when a representative of FFCA called to inquire about one of these letters.  We have provided FFCA with additional copies of previous correspondence sent to FFCA.  While we expect that we may have further discussions with FFCA regarding this matter in the future, FFCA has not disputed our position or made  any demand since receiving the copies of previous correspondence sent to FFCA. We intend to vigorously contest any potential claims asserted by FFCA.  While we have previously engaged in discussions with FFCA of the properties to resolve any rental payments claimed by FFCA under the Agreements, it is not possible at this time to determine the outcome of these discussions.

Lincoln, Nebraska Lease Claim

We were a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200.  The lease agreement, which ran through February 2014, was assigned by us to a third party in March 1998 and subsequently by the third party to another party.  When the assignees failed to make recent monthly rental, property tax and association payments on the premises, the landlord took possession of the premises, and on or about May 12, 2004, sold the premises to a third party intending to use the premises for its own purposes.  We resolved the landlord’s lawsuit filed in the District Court of Lancaster County, Nebraska and received a release from all claims in conjunction with this claim upon payment of $50,000 on April 18, 2005.

MBM Claim

During 2003, we were notified of a claim by MBM Distributors (MBM) involving amounts alleged to be owed by us to MBM for product delivered on open account and inventory arising out of a distribution agreement.  The claim was settled during mediation on April 19, 2005 with our payment of $365,000.

Dickson, Tennessee Claim

In 1994, we entered into a lease agreement for a restaurant located in Dickson, Tennessee.  The lease agreement has an original term of 15 years and requires monthly base rental payments of $6,500 for the final five years of the lease term.  We ceased operations on the premises as a restaurant in 1996 and subsequently subleased the property.  The location has been vacant since September 2001.  In June 2004, we advised the landlord that we were surrendering the property.  We have asserted that the landlord is obligated to attempt to find a replacement tenant.

On several occasions, the landlord has filed Complaints in the General Sessions Court of Dickson, Tennessee alleging default under the lease agreement and seeking collection of unpaid rent, real estate taxes and attorney’s fees.  We have advised the landlord that we have surrendered the premises, and put the landlord on notice of the landlord’s obligation to mitigate any damages. Following the landlord’s initiation of collection actions in the General Sessions Court of Dickson County, Tennessee, we paid rent and related costs for the months of May, June, July, August, September, and October 2004, but we have continued to assert that we surrendered the property.

The landlord filed separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from November 2004 through January 2005, attorney’s fees and real estate taxes.   We appealed these claims (as amended to include rent through June 2005, and related claims for attorneys’ fees, taxes and certain maintenance and repair costs) to the Circuit Court of Dickson County, Tennessee, for trial de novo, and asserted a defense of failure to mitigate damages.  On June 9, 2005, the Circuit Court granted the landlord judgment in the total amount of $90,986.  We have further appealed to the Tennessee Court of Appeals. On or about January 5, 2006, the landlord again filed three separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from July through December 2005, attorney’s fees and related costs.  The landlord obtained a default judgment in the amount of $52,050 and we appealed this judgment (to be amended to include 2005 real estate taxes and additional rents and fees) to the Circuit Court of Dickson County, Tennessee, for trial de novo.  We continue to assert a defense of failure to mitigate damages.

We and the landlord have engaged in settlement discussions and we believe that the parties have resolved all disputes subject to the execution of a formal settlement agreement.  Pursuant to these discussions, both parties will release the other from any and all obligations, and all pending judgments will be satisfied, in exchange for a payment by us to the landlord in the amount of $177,000.  In the event that this matter is not formally resolved, we intend to vigorously contest any future action seeking to collect rent, taxes, other expenses or fees on the grounds that the landlord failed to mitigate damages.

Chubb Claim

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against our subsidiary, seeking recovery of allegedly unpaid premiums in the amount of $97,249.  Western Sizzlin Stores has never been billed by Chubb and never had any direct contractual relations with Chubb.  Payments were sent to an insurance broker handling insurance needs for Western Sizzlin Stores.  Chubb’s claim was settled in February 2006 with a payment of $15,000.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by us in Lawrenceville, Georgia were completely destroyed by fire.  As a result of this casualty, we terminated the lease of the tenant operating the restaurant on these premises.  Insurance proceeds of $591,000 were received in April 2005 and a gain on the casualty of $220,351 has been recorded as gain on settlement of insurance claims in the accompanying statement of operations for the year ended December 31, 2005.  The land is currently for sale and we do not anticipate any impairment on this property based on current estimates of fair value.  In accordance with the note payable agreement related to the property, the insurance proceeds were remitted to our lender on April 8, 2005.  Subsequently, in February 2006, the remainder of the loan balance, $280,663, was paid off and the lender accepted the total repayment of the loan without the application of a prepayment penalty.

Waldorf, Maryland Casualty

In July 2005, a building, improvements, and contents, located upon real property leased by us for operation of a company-owned Great American Buffet restaurant, in Waldorf, Maryland, were totally destroyed by fire.  We insured the premises, including buildings and contents, against casualty, such as fire.  We also insured the premises for the interruption of business income. The fire occurred shortly after we had provided timely notice to the landlord of our desire to extend the lease through a renewal term ending on December 31, 2010.  Since the fire, we repeatedly demanded that the landlord rebuild the premises and asserted that the landlord was responsible for any cost to rebuild in excess of the available insurance proceeds.

In August 2005, the landlord filed an action for a declaratory judgment in the Circuit Court for Charles County, Maryland. The action alleged that we were in default before we provided timely notice to extend the lease due to a failure to properly assign the lease; a failure to maintain sufficient replacement value insurance and to name the landlord as an additional insured; a failure to remit certain “additional rent;” and a failure to assume any cost to rebuild the premises which exceeds the available insurance proceeds.  The action sought declaration that the lease was terminated and also sought an award of damages in the amount of the insurance proceeds related to the building.

We answered the landlord’s lawsuit, denying the above-referenced allegations and filed a counterclaim seeking a declaratory judgment that the lease remains in effect, that the landlord has an obligation to rebuild, that the landlord is responsible for all costs to rebuild in excess of insurance proceeds and seeking damages.

On or about December 14, 2005, we entered into a settlement agreement with the Landlord which resolved all litigation claims regarding the parties’ respective interests in the real property and insurance proceeds covering real and personal property involved in the casualty.  Pursuant to this agreement we received insurance proceeds of approximately $1,122,000 in the first quarter of 2006.

Revenues for the six months ended June 30, 2005 were $1.1 million, with operating income of $77,000 for the Waldorf, Maryland location.  The net book value of related assets of $171,757 was written off and a gain on the casualty of $946,332 has been recorded at December 31, 2005 as a gain on settlement on insurance claims. The proceeds are included in other receivables on the accompanying consolidated balance sheets at December 31, 2005.

The matter was settled by both parties where we received full amount of proceeds for a release of lease liability and obligation to build by the Landlord.

Other

We are involved in various other claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

Fiscal Years Ended December 31, 2005 and 2004	High	Low
First Quarter 2005	$0.75	$0.75
Second Quarter 2005	$0.90	$0.90
Third Quarter 2005	$0.93	$0.91
Fourth Quarter 2005	$1.26	$1.20
First Quarter 2004	$0.65	$0.65
Second Quarter 2004	$0.83	$0.83
Third Quarter 2004	$0.58	$0.58
Fourth Quarter 2004	$0.84	$0.70

As of March 22, 2006 there were approximately 450 stockholders of record.

Our Board of Directors has not declared a dividend in either of the two most recent fiscal years.  Our Board of Directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of our cash, is in the best interests of the stockholders.  Such decisions are based on the facts and circumstances then-existing.  As a result, we cannot predict when, or whether, another dividend will be declared in the future or if any dividend payment will be similar in amount or rate to past dividends.

The following table provides information on securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	220,000	0.88	280,000
Equity compensation plans not approved by security holders	450,000	0.92	50,000
Total	670,000	0.90	330,000

Item 6.    Selected Financial Data

October 2003 Merger and Name Change

Effective October 21, 2003, we merged our wholly owned subsidiary, The WesterN SizzliN Corporation, a Delaware corporation, into Austins Steak and Saloon, Inc., with Austins  being the surviving entity.  At the same time, we changed our name to “Western Sizzlin Corporation” by amending our Certificate of Incorporation.  The amendment was approved by solicitation of written stockholder consents without a meeting pursuant to Section 288 of the General Corporation Law of Delaware.  On September 30, 2003, the 60th day following the date of the first consent received, stockholders voting 6,495,149 shares or 53.4% of the outstanding common stock submitted written consents to the action.

Financial Data

The following selected historical consolidated financial information for each of the years ended December 31, 2001 through 2005 has been derived from our consolidated financial statements.  For additional information see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes included in this report.

	Years Ended December 31
	2005	2004	2003	2002	2001
	(In thousands, except per share)

Statement of Operations Data:
Total revenues	$19,372	$21,708	$21,060	$28,507	$39,443
Income (loss) from operations	1,426	1,174	783	(1,680)	1,089
Net income (loss)	681	566	212	(1,053)	226
Basic and diluted earnings (loss) per share	$0.06	$0.05	$0.02	$(0.09)	0.02
Shares used in computing basic earnings per share	11,889	11,909	12,117	12,165	12,154
Shares used in computing diluted earnings per share	11,904	11,909	12,117	12,165	12,154
Balance Sheet Data:
Working capital surplus (deficit)	2,001	1,480	141	$(1,180)	$(2,179)
Total assets	15,476	16,697	16,894	18,039	21,467
Long-term debt, excluding current maturities	848	2,698	3,549	4,075	4,594
Other liabilities	42	15	50	—	—
Stockholders’ equity	11,760	11,093	10,527	10,522	11,782
Other Financial Data:
Dividends declared	—	—	119	183	183

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended December 31
Income Statement Data:	2005	2004	2003

Revenues:
Company-operated restaurants	75.8	77.0	75.6
Franchise operations	21.9	21.2	22.4
Other	2.3	1.8	2.0
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of company-operated restaurants	50.1	52.6	52.0
Cost of franchise operations	9.8	9.4	7.4
Other cost of operations	1.6	1.4	1.5
Restaurant operating expenses	17.2	16.7	16.8
General and administrative expenses	11.1	8.9	11.8
Depreciation and amortization expense	5.5	5.5	5.8
Closed restaurants expense	1.9	—	0.7
Impairment and other charges	1.5	—	0.3
Gain on settlement of insurance claims	(6.0)	—	—
Income from operations	7.3	5.4	3.7
Other income (expense)	(1.0)	(1.2)	(1.7)
Income before income tax expense	6.3	4.2	2.0
Income tax expense	2.8	1.6	1.0
Net income	3.5	2.6	1.0

	Years Ended December 31
	2005	2004	2003
Restaurant Data:
Percentage increase in average sales for Company-operated restaurants	11.6	5.0	29.7
Number of Company-operated restaurants included in the average sales computation	5	7	7
Average sales for Company-operated restaurants	$2,665,000	$2,387,000	$2,273,000
Number of Company-operated Restaurants:
Beginning of period	7	7	7
Opened	—	—	—
Closed/Franchised	2	—	—
End of period	5	7	7
Number of U.S. Franchised Restaurants:
Beginning of period	147	161	186
Opened	3	4	1
Closed	15	18	26
End of period	135	147	161

Overview

We operate and franchise a total of 140 restaurants located in 19 states, including 5 company-owned and 135 franchise restaurants as of December 31, 2005.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Net income for the year ended December 31, 2005 was $681,360 compared to net income of $565,811 and $211,711 for the years ended December 31, 2004 and 2003, respectively. The results for 2003 included generating net income despite a decline in net revenue in excess of $7.0 million.  Significant unusual expenses for 2003 included closed restaurant expenses of $156,375, loss on impairment of asset held for sale of $59,722 and legal expenses of approximately $425,000.  The results for 2004 showed improvement in net income of $354,100 from the previous year, $81,868 (after tax) of which was due to a buyout by one of our franchisees operating a Market Street Buffet and Bakery, our sole concept of this kind remaining.  The results for 2005 included closed restaurant expenses of $350,279, gain on fire casualties of $1,166,683, impairment of leaseholds and related charges of $319,830 and legal fees and settlement costs of approximately $532,000. During 2004 and 2005, we invested in certain categories such as personnel costs, consumer research, development of prototype plans, and other expenditures to position us for expansion and growth.

2005 COMPARED TO 2004

Revenues

Total revenues decreased 10.8% to $19.4 million in 2005, from $21.7 million in 2004.  Higher gasoline prices and weather conditions from the 2005 hurricanes have affected revenues.  Through mid-July of 2005, our system overall was experiencing increases in same store sales over 2004 by 1%. Company-operated restaurant sales decreased 12.1% to $14.7 million in 2005, from $16.7 million in 2004. This decrease was due to the closing of a company-operated location in February, 2005 totaling approximately $1.1 million in lost revenues in 2005 compared to 2004 and a closing of a company-operated location in July, 2005 due to a total loss by fire casualty totaling approximately $851,000 in lost revenues in 2005 over 2004.  Same store sales for 2005 experienced an overall decrease of .33% over 2004. Customer counts decreased 5% over 2004.  The Company implemented an average menu price increase of 4% on January 1, 2005.

Franchise and other revenues decreased 6.3% to $4.7 million in 2005, from $5.0 million in 2004. The decrease is primarily attributable to 12 less franchised restaurants during 2005.  Same store sales for 2005 experienced an overall increase of .25% over 2004.

Costs and Expenses

Cost of company-operated stores, consisting of food, beverage, and employee costs decreased from $11.4 million in 2004 to $9.7 million in 2005 and as a percentage of total revenues from 52.6% in 2004, to 50.1% in 2005.  The decreases are largely due to the closing of a company-operated location in February, 2005 and the closing due to a fire of a company-operated location in July, 2005.

Cost of franchise operations and other cost of operations decreased from $2.3 million in 2004, to $2.2 million in 2005, and as a percentage of total revenues from 9.1% in 2004, to 11.4% in 2005.  The decrease is attributable to a decrease in personnel costs due to downsizing.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the company-operated stores decreased $316,000 from $3.6 million in 2004 to $3.3 million in 2005. This decrease is largely due to closing a company-operated location in February, 2005 and another in July, 2005.

General and administrative expenses increased $201,000 (10.4%) comparing 2005 to 2004.  The majority of the increase is due to legal expenses and settlement expenses associated with contingencies and litigation.

Depreciation and amortization for 2005 were comparable to 2004.

Closed restaurants expense of $350,279 in 2005 included impairment of $128,000 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a company-operated restaurant of $222,000 in February, 2005.  No such impairments were experienced in 2004.

Impairment and other charges of $319,830 in 2005 included impairments associated with a subleased property consisting of a write down of assets deemed non-recoverable of $236,330 and $83,500 of related rent payments deemed non-collectible as of December 31, 2005. No such charges were recorded in 2004.

Gain on settlement of insurance claims of $1,166,683 in 2005 included a gain of $220,351 attributable to insurance proceeds received on the Lawrenceville, Georgia casualty and a gain of $946,332 attributable to insurance proceeds received on the Waldorf, Maryland casualty. No such items were recorded in 2004.

Other income (expense) decreased from ($253,000) in 2004 to ($199,500) in 2005.  Interest expense decreased $93,000 (24.9%) comparing 2005 to 2004.  The decrease is due to a lower average principal outstanding balance.  Equity in the losses of a joint venture were $21,618 in 2005, with no such loss in 2004.

Income tax expense is directly affected by levels of pretax income.  The Company’s effective tax rate was 44.5% and 38.6% for the years ended December 31, 2005 and 2004, respectively. The increase in the effective tax rate in 2005 was due to a revision in the estimated state income tax rate and the expiration of certain state net operating loss carryforwards.

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

Income tax expense is directly affected by levels of pretax income.  The Company’s effective tax rate was 38.6% and 48.8% for the years ended December 31, 2004 and 2003, respectively. The increase in the effective rate in 2003 resulted primarily from increased franchise taxes incurred.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures of $313,000, $323,000 and $192,000 for 2005, 2004 and 2003, respectively, were primarily funded by cash flow from operations. Cash flows generated by operating activities were approximately $1.1 million, $2.4 million, and $1.8 million in 2005, 2004 and 2003, respectively.  During 2005, cash flows provided by operations were primarily due to net income of $681,000, depreciation and amortization of $1.1 million, deferred taxes of $531,000, impairment charges at $458,000, offset by gain from fire casualties of $1.2 million, and changes in operating assets and liabilities of $796,000.  Net cash provided by (used in) investing activities of ($294,000), ($308,000) and $21,000 in 2005, 2004 and 2003, respectively, were primarily for capital expenditures, deposits on construction and an investment in a joint venture offset in 2003 by $414,000 of proceeds from the sale of other assets and offset in 2005 by insurance proceeds of $694,000. Net cash used in financing activities of $1.2 million, $660,000 and $1.3 million in 2005, 2004 and 2003, respectively, were primarily for repayment of long-term debt and the payment of cash dividends or repurchase of common stock.

Total capital expenditures for 2006 are presently expected to be approximately $1.7 million, primarily for the remodeling of two restaurants in Northern Virginia, the upgrading of the other company-owned restaurants, and buildout and equipment for a new company-owned location. Cash outflows related to the joint ventures are presently expected to be approximately $200,000 in 2006. These amounts may increase depending upon availability of capital resources.

During the first quarter of 2006, current maturities of $1,100,000 were paid to the finance company including the payoff of three loans along with the regular scheduled debt repayments. Insurance proceeds of $1,030,000 received during the first quarter of 2006 were used to pay down the debt.

Capital resources available at December 31, 2005 were $1.7 million of cash and cash equivalents and $1.0 million available under an existing line of credit.  As is customary in the restaurant industry, we have previously operated with negative working capital and have not required large amounts of working capital.  Historically, we have leased the majority of our restaurants and through a strategy of controlled growth have financed expansions from operating cash flow, proceeds from the sale of common stock, the utilization of our line of credit and long-term debt provided by various lenders.  We have a positive working capital of $2.0 million at December 31, 2005 and have maintained positive status throughout the year.  The expectation is to maintain positive working capital in 2006.

We believe that cash flows generated by operations, as well as cash available under the line of credit, will be adequate to fund our operations and required debt repayments for at least the next twelve months.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

We are a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and we guaranteed 50% of the loan obligation.  We estimated the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2005.  The term of the guarantee extends through July 1, 2026 and we would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  We are accounting for our investment using the equity method and our share of the net loss for the joint venture of $21,618 for the year ended December 31, 2005 is included in equity in earnings of unconsolidated joint venture.

At December 31, 2005, the joint venture’s balance sheet included: cash balance of $20,000; land and leasehold improvements of $988,000; other assets of $15,000; accounts payable and other accrued expenses of $96,000; loan payable to a bank of $370,000; and members’ equity of $557,000. The joint venture’s results of operation for the year ended December 31, 2005 included no revenues and expenses of $43,000. In addition, as of December 31, 2005, the Company’s other receivables included approximately $52,000 of certain joint venture costs expected to be reimbursed by the joint venture.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

	Years Ending December 31,
Contractual Obligations and Commitments	2006	2007	2008	2009	2010	Thereafter	Totals
Long-term debt	$1,487,964	$163,090	$118,783	$109,803	$121,385	$335,258	$2,336,283
Operating leases, net (1)	880,991	783,791	590,894	416,650	434,644	922,238	4,029,208
Interest expense (2)	103,788	77,846	62,833	52,041	40,459	42,258	379,225
Totals	$2,472,743	$1,024,727	$772,510	$578,494	$596,488	$1,299,754	$6,744,716

(1)                                  Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $4.7 million, offset by sublease rentals for the same periods of approximately $674,000.

(2)                                  Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.

Bank Line of Credit

At December 31, 2005, we had a $1 million secured line of credit from a commercial bank payable on demand, subject to annual renewal by the bank, and collateralized by accounts receivable and the assignment of franchise royalty contracts.  There are no amounts outstanding under the line of credit as of December 31, 2005 and 2004. We increased our credit line from $250,000 to $1 million in February 2005.

Operating Leases

Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $4.7 million, offset by sublease rentals for the same periods of approximately $674,000.

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

Following the May 15, 2003 termination of the tenancies at-will, we advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to FFCA.  With regard to eleven other former Quincy’s units, we became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to FFCA and it is our understanding that FFCA has accepted these payments.  There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants. Our estimate of the total payments that were made directly to FFCA for these sixteen franchisees, or former franchisees, is approximately $3,548,000 through December 31, 2005.

While we dispute any liability for any of the following amounts, to our knowledge, as of December 31, 2005 a total of approximately $2,431,000 of rental payments had not been made by either the franchisees or by us with regard to the above-referenced nine closed properties.

In accordance with our position, the we have returned to FFCA any invoice for rent expense, or tax statement, received after May 15, 2003, with a cover letter explaining that we are not responsible for any such amounts. We did not receive a response to any of these letters until late June 2005, when a representative of FFCA called to inquire about one of these letters.  We have provided FFCA with additional copies of previous correspondence sent to FFCA.  While we expect that we may have further discussion with FFCA regarding this matter in the future, FFCA has not disputed our position or made  any demand since receiving the copies of previous correspondence sent to FFCA. We intend to vigorously contest any potential claims asserted by FFCA.  While we have previously engaged in discussions with FFCA of the properties to resolve any rental payments claimed by FFCA under the Agreements, it is not possible at this time to determine the outcome of these discussions.

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

Trade Accounts and Notes Receivable and the Allowance for Doubtful Accounts

We collect royalties, and in some cases rent, from franchisees.  We view trade accounts and notes receivable and the related allowance for doubtful accounts as a critical accounting estimate since the allowance for doubtful accounts is based on judgements and estimates concerning the likelihood that individual franchisees will pay the amounts included as receivables from them.  In determining the amount of allowance for doubtful accounts to be recorded for individual franchisees, we consider the age of the receivable, the financial stability of the franchisee, discussions that may have occurred with the franchisee and our judgement as to the overall collectibility of the receivable from the franchisee.  In addition, we establish an allowance for all other receivables for which no specific allowances are deemed necessary.  If average sales or the financial health of franchisees were to deteriorate, we might have to increase the allowance for doubtful accounts.

Long-lived Assets, Franchise Royalty Contracts and Goodwill

We view the determination of the carrying value of long-lived assets, franchise royalty contracts and goodwill as critical accounting estimates since we must evaluate the estimated economic useful life in order to properly depreciate or amortize our long-lived assets and franchise royalty contracts and because we must consider if the value of any of our long-lived assets have been impaired, requiring adjustments to the carrying value.  Goodwill is not subject to amortization but is subject to at least an annual impairment test to determine if the carrying amount exceeds its fair value.

Economic useful life is the duration of time the asset is expected to be productively employed, which may be less than its physical life.  The estimated economic useful life of an asset is monitored to determine if it continues to be appropriate in light of changes in business circumstances.

We must also consider similar issues when determining whether or not an asset has been impaired to the extent that we must recognize a loss on such impairment, including goodwill impairment. In 2005, we recorded closed restaurants expense of $350,279, due to a buyout of a lease and impairment and charges of $319,830 associated with subleased properties. In 2003, we recorded closed restaurants expense of $156,375, due to the closing of certain of our restaurants and recorded a loss on impairment of asset held for sale of $59,722 in 2003 to reduce property held for sale to its net realizable value (see Notes 10 and 11).

Commitments and Contingencies

We view accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgement as to any probable liabilities incurred.  Actual results could differ from the expected results determined based on such estimates.

IMPACT OF INFLATION

The impact of inflation on the costs of food and beverage products, labor and real estate can affect our operations.  Over the past few years, inflation has had a lesser impact on our operations due to the lower rates of inflation in the nation’s economy and economic conditions in our market areas.

We believe that we have historically been able to pass on increased costs through certain selected menu price increases and have offset increased costs by increased productivity and purchasing efficiencies, but there can be no assurance that we will be able to do so in the future.  We anticipate that the average cost of restaurant real estate leases and construction cost could increase in the future which could affect our ability to expand.  In addition, mandated health care or additional increases in the federal or state minimum wages could significantly increase our costs of doing business.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory.  SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the Company adopted this standard as of January 1, 2006.  The adoption of this statement had no material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. The Company adopted this standard as of December 31, 2005.  The adoption of this statement had no impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard as of January 1, 2006.  The adoption of this statement had no impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We do not engage in derivative financial instruments or derivative commodity instruments.  As of December 31, 2005, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to interest rates.

The table below provides information about our debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at December 31, 2005 (dollars in thousands):

EXPECTED MATURITY DATE

	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$1,488	$163	$119	$110	$121	$335	$2,336	$2,446
Average Interest Rate	9.94%	10.02%	10.06%	10.07%	10.07%	10.07%	10.00%

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this item is set forth on pages F-1 through F-26 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on their evaluation as of December 31, 2005, they have concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed by us in this annual report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management identified a material weakness due to limited financial and accounting personnel with the appropriate expertise to ensure that our annual and periodic financial statements comply with generally accepted accounting principles (“GAAP”) and SEC reporting requirements.

The ineffective control over the application of GAAP and SEC reporting requirements related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. Management has begun to address this weakness by formalizing a consulting relationship with an accounting firm other than our independent registered public accounting firm with appropriate expertise in these matters. We intend to use this firm to assist with the preparation and review of our filings beginning with the first quarter of 2006. There were no other changes in our internal controls or in other factors that could significantly affect these controls since the evaluation process was completed.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2006.

As we reported on Form 8-K filed March 22, 2006, six members of the Board of Directors resigned and another advised us that he will not stand for re-election.  None of these directors had a disagreement with the Company.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2006.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2006.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2006.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Financial Statements: See our Consolidated Financial Statements filed under Item 8.

(b)                                 Exhibits required by Item 601 of Regulation S-K:  See Exhibit Index on page 29 and 30.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIZZLIN CORPORATION

Dated: April 6, 2006	By: /s/ James C. Verney
James C. Verney
President and Chief Executive Officer

Dated: April 6, 2006	By: /s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sardar Biglari	Chairman of the Board	April 6, 2006
Sardar Biglari

/s/ Thomas M. Hontzas	Director	April 6, 2006
Thomas M. Hontzas

/s/ Titus W. Greene	Director	April 6, 2006
Titus W. Greene

/s/ Philip L. Cooley	Director	April 6, 2006
Philip L. Cooley

/s/ Paul D. Sonkin	Director	April 6, 2006
Paul D. Sonkin

Exhibit Index

2.0

Plan of Amendment and Merger dated April 30, 1999, between Austins Steaks and Saloon, Inc. and The WesterN SizzliN Corporation. (incorporated by reference to the specific exhibit to the From S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333- 78375)

3.1.1	Restated Certificate of Incorporation dated January 24, 1996. (incorporated by reference to the Form 10-Q for the quarter ended September 30, 2002)

3.1.2	Certificate of Amendment to Certificate of Incorporation dated October 23, 2003 (incorporated by reference to the Form 8-K filed October 6, 2003)

3.1.3	Amendment to Certificate of Incorporation dated June 30, 1999 (incorporated by reference to the Form 10-K for the year ended December 31, 2004)

3.2	Restated Bylaws of the Corporation.

3.2.1	Amendment No. 1 to Restated Bylaws

3.2.2	Amendment No. 2 to Restated Bylaws

4.0	Captec Promissory Notes and related loan documents (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1	November 2001 Severance Agreement (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1.2	Employment Agreement of James C. Verney (incorporated by reference to the Form 10-Q for period ended September 30, 2004)

+10.1.3	Memorandum of Understanding with James C. Verney

+10.1.4	Change of Control Agreement of Robyn B. Mabe (incorporated by reference to the Form 10-Q for period ended September 30, 2004)

+10.2	2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to the Form 10-Q for period ended June 30, 2004)

+10.3	2005 Stock Option Plan (incorporated by reference to the Schedule 14A Definitive Proxy Statement filed April 29, 2005)

+10.11

1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified Stock Option Plan, as amended (incorporated by reference to the specific exhibit to the Form SB-2 Registration Statement, as filed with the Securities and Exchange Commission on January 23, 1995, Registration No. 33-84440-D)

+10.11.1	Amendment No. 2 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company (incorporated by reference to the specific exhibit to the Form S-4

Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333-78375)

+10.11.2

Amendment No. 3 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company (incorporated by reference to the specific exhibit to the Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333-78375)

10.12	September 27, 2002, Settlement with group of Company Stockholders in an anticipated proxy battle (incorporated by reference to the Form 8-K filed September 27, 2002)

10.13	Letter Agreement with KPMG, LLP.

21	Subsidiaries of the Issuer:
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Western Sizzlin Corporation:

We have audited the accompanying consolidated balance sheets of Western Sizzlin Corporation (a Delaware Corporation), and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sizzlin Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ GRANT THORNTON LLP

Greensboro, North Carolina
April 5, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Western Sizzlin Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Roanoke, Virginia
March 12, 2004, except as to note 4, which is
as of March 29, 2004 and note 13, which is
as of March 16, 2004

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

Assets	2005	2004
Current assets:
Cash and cash equivalents	$1,664,848	$2,105,751
Restricted short term investments	260,069	254,654
Trade accounts receivable, less allowance for doubtful accounts of $454,458 in 2005 and $388,500 in 2004	910,776	842,269
Current installments of notes receivable	212,187	229,818
Other receivables	128,375	107,896
Income tax receivable	17,923	—
Insurance receivables	1,029,954	—
Inventories	83,506	122,197
Prepaid expenses	292,721	308,087
Deferred income taxes	226,736	400,629

Total current assets	4,827,095	4,371,301

Notes receivable, less allowance for impaired notes receivable of $119,126 in 2005 and $81,899 in 2004, excluding current installments	876,426	1,035,485
Property and equipment, net	1,887,450	2,774,646
Franchise royalty contracts, net of accumulated amortization of $7,563,545 in 2005 and $6,933,249 in 2004	1,890,887	2,521,183
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $136,446 in 2005 and $118,273 in 2004	63,764	81,937
Investment in unconsolidated joint venture	308,382	—
Deferred income taxes	576,467	933,226
Asset held for sale	300,000	300,000
Other assets	435,161	368,688

	$15,475,832	$16,696,666

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders’ Equity	2005	2004
Current liabilities:
Current installments of long-term debt	$1,487,964	$839,987
Accounts payable	523,939	831,883
Accrued expenses and other	814,005	1,219,147

Total current liabilities	2,825,908	2,891,017

Long-term debt, excluding current installments	848,319	2,697,650
Other long-term liabilities	42,087	14,841

	3,716,314	5,603,508
Commitments and contingencies (Notes 5 and 13)
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 11,888,571 shares in 2005 and 11,908,571 in 2004	118,886	119,086
Additional paid-in capital	8,574,778	8,589,578
Retained earnings	3,065,854	2,384,494

Total stockholders’ equity	11,759,518	11,093,158

	$15,475,832	$16,696,666

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Company-operated restaurants	$14,688,360	$16,707,958	$15,914,336
Franchise operations	4,251,615	4,607,878	4,717,150
Other	432,078	391,928	428,151

Total revenues	19,372,053	21,707,764	21,059,637

Costs and expenses:
Cost of company-operated restaurants	9,702,911	11,418,240	10,953,798
Cost of franchise operations	1,892,591	2,050,598	1,558,887
Other cost of operations	314,846	301,631	321,989
Restaurant operating expenses	3,318,547	3,634,636	3,531,418
General and administrative expenses	2,141,279	1,939,966	2,481,372
Depreciation and amortization expense	1,072,334	1,188,308	1,213,236
Closed restaurants expense	350,279	—	156,375
Impairment and other charges	319,830	—	59,722
Gain on settlement of insurance claims	(1,166,683)	—	—
Total costs and expenses	17,945,934	20,533,379	20,276,797

Income from operations	1,426,119	1,174,385	782,840

Other income (expense):
Interest expense	(279,612)	(372,232)	(450,777)
Interest income	69,950	87,858	93,575
Equity in loss of joint venture	(21,618)	—	—
Other, net	31,779	31,655	(12,374)
Total other expenses, net	(199,501)	(252,719)	(369,576)

Income before income tax expense	1,226,618	921,666	413,264

Income tax expense	545,258	355,855	201,553

Net income	$681,360	$565,811	$211,711

Earnings per share (basic and diluted):
Net income	$0.06	$0.05	$0.02

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2005, 2004 and 2003

			Additional
	Common stock		paid-in	Retained
	Shares	Dollars	capital	earnings	Total

Balances, December 31, 2002	12,150,099	$121,501	$8,674,846	$1,726,058	$10,522,405

Repurchase of common stock	(130,000)	(1,300)	(86,383)	—	(87,683)
Net income	—	—	—	211,711	211,711
Other	(111,528)	(1,115)	1,115	—	—
Dividends declared:
Common stock, $0.01 per share	—	—	—	(119,086)	(119,086)

Balances, December 31, 2003	11,908,571	119,086	8,589,578	1,818,683	10,527,347

Net Income	—	—	—	565,811	565,811

Balances, December 31, 2004	11,908,571	119,086	8,589,578	2,384,494	11,093,158

Common stock received related to termination of franchise agreement	(20,000)	(200)	(14,800)	—	(15,000)

Net Income	—	—	—	681,360	681,360

Balances, December 31, 2005	11,888,571	$118,886	$8,574,778	$3,065,854	$11,759,518

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$681,360	$565,811	$211,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	423,865	539,841	564,767
Amortization of franchise royalty contracts and other assets	648,469	648,467	648,469
Provision for bad debts	129,940	105,119	95,832
Provision for deferred taxes	530,651	328,598	138,945
Loss on disposal of property and equipment	137,969	28,072	2,281
Gain on settlement of insurance claims	(1,166,683)	—	—
Gain on sale of asset held for sale	—	—	(790)
Common stock received related to termination of franchise agreement	(15,000)	—	—
Impairment charges	458,138	—	126,097
Equity in loss of unconsolidated joint venture	21,618	—	—
Closed restaurants expense accrued	—	—	90,000
(Increase) decrease in:
Trade accounts receivable	(198,447)	(108,457)	176,492
Notes receivable	176,690	134,774	65,575
Other receivables	(20,479)	(64,567)	52,198
Income tax receivable	(17,923)	—	—
Insurance receivables	(21,865)	—	—
Inventories	38,691	(55,807)	29,067
Prepaid expenses	15,366	105,737	(85,503)
Other assets	(52,106)	143,442	8,504
Increase (decrease) in:
Accounts payable	(307,944)	(159,445)	(337,485)
Other liabilities	(2,754)	(35,159)	—
Accrued expenses and other	(405,142)	214,603	44,447

Net cash provided by operating activities	1,054,414	2,391,029	1,830,607

Cash flows from investing activities:
Investment in unconsolidated joint venture	(300,000)	—	—
Short-term investments	(5,415)	(3,226)	(251,428)
Additions to property and equipment	(312,532)	(323,156)	(191,695)
Proceeds from fire casualties	694,439	18,441	—
Proceeds from sale of property	8,000	—	414,390
Deposit received	—	—	50,000
Deposits on construction	(378,455)	—	—
Net cash (used in) provided by investing activities	(293,963)	(307,941)	21,267

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from financing activities:
Net decrease in bank overdraft	—	—	(346,351)
Net decrease in credit line note payable	—	—	(363,180)
Proceeds from note payable	—	—	450,000
Payments on note payable	—	—	(450,000)
Payments on long-term debt	(1,201,354)	(540,979)	(503,563)
Dividends paid	—	(119,086)	—
Repurchase of common stock	—	—	(87,683)

Net cash used in financing activities	(1,201,354)	(660,065)	(1,300,777)

Net (decrease) increase in cash and cash equivalents	(440,903)	1,423,023	551,097

Cash and cash equivalents at beginning of the year	2,105,751	682,728	131,631

Cash and cash equivalents at end of the year	$1,664,848	$2,105,751	$682,728

Supplemental disclosure of cash flow information:
Cash payments for interest	$291,745	$357,032	$454,637

Income taxes paid	$25,557	$28,126	$62,608

Noncash investing and financing activities:

During 2005, the Company guaranteed the debt of an unconsolidated joint venture and recorded the fair value of the guarantee of $30,000 in other long term liabilities and investment in unconsolidated joint venture.

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

For the years ended December 31, 2005, 2004 and 2003, write-offs of accounts and notes receivable were $26,755, $42,177 and $177,312, respectively.

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(1)       Summary of Significant Accounting Policies

(a)       Description of Business and Principles of Consolidation

Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries is a franchisor and operator of restaurants. At December 31, 2005, the Company had 135 franchised and 5 company-operated restaurants operating in 19 states. The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly owned subsidiaries, The WesterN SizzliN Stores, Inc., WesterN SizzliN Stores of Little Rock, Inc., WesterN SizzliN Stores of Louisiana, Inc., Austins of Omaha, Inc., and Western Sizzlin Stores of Virginia, Inc. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)       Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures, in both annual and interim financial statements, about the method of accounting for stock-based compensation and the effect of the method on reported results. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003

Net income:
As reported	$681,360	$565,811	$211,711
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(172,174)	(50,197)	(8,014)

Pro forma net income	$509,186	$515,614	$203,697

Basic and diluted net income per share:
As reported	$0.06	$0.05	$0.02
Pro forma	$0.04	$0.04	$0.02

The per share weighted average fair value of stock options granted during 2005 of $0.56 was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.45%, expected option life of five years, expected volatility of 51.81% and no expected dividend yield.

The per share weighted average fair value of stock options granted during 2004 of $0.55 was determined using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 3.92%, expected option life of five years, expected volatility of 81.84% and no expected dividend yield.

The per share weighted average fair value of stock options granted during 2003 of $0.52 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.13%, expected option life of ten years, expected volatility of 124% and no expected dividend yield.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The Company adopted Statement 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.   All options were vested at December 31, 2005. Therefore, the adoption of statement 123 (R) will have no impact on the Company’s 2006 consolidated financial statements.  The prospective impact of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based awards granted in the future.

(c)        Cash Equivalents and Restricted Short-Term Investments

Cash equivalents include overnight repurchase agreements at December 31, 2005 and 2004 respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted short-term investments represent funds securing certain of the Company’s notes payable as required by the Company’s lender.  As such, the investments are not available for use in the Company’s general operations.  The funds are invested in a certificate of deposit at December 31, 2005 and 2004.

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

(e)        Notes Receivable

Notes receivable are recorded at cost, less an allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note receivable to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note receivable is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. Impairment losses are included in the allowance for impaired notes receivable through a charge to provision for bad debts. Interest income on impaired notes is recognized on the cash basis and is not material.

(f)        Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages, and restaurant supplies.

(g)       Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line basis over useful lives of 3 to 10 years. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the lease term. If the estimated useful life of a leasehold improvement exceeds the lease term and the lease allows for a renewable term and renewal is reasonably assured, the estimated useful life of the leasehold improvement is used for amortization purposes. Gains or losses are recognized upon the disposal of property and equipment and the cost and the related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs, and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

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

(i)        Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  No impairments to goodwill were recognized in 2005, 2004 or 2003.

(j)        Financing Costs

Financing costs are being amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt.

(k)       Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

Long-lived assets, such as property and equipment, and franchise royalty contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for sale are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(l)        Income Taxes

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

(m)      Revenue Recognition

Revenue at company-operated restaurants is recognized as customers pay for products at the time of sale. Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis and are typically collected within a month after a period ends. The Company’s former president and certain former members of the board of directors are also franchisees. As franchisees, these individuals have transactions from time to time with the Company, including payments for franchise fees, during the normal course of business. In December 2004, the Company accepted a buyout from a franchisee operating the Company’s sole Market Street Buffet and Bakery concept, in exchange for $134,210, the present value of estimated royalty payments from the franchisee through the termination date of April 2010.  This amount is included in 2004 franchise operations revenue.  Other revenues consist primarily of sales of seasonings and marinades to franchisees.  Revenues from these sales are recognized when the product is delivered to the franchisee.

(n)       Cost of Sales

Cost of sales of the Company contains components from each reportable segment.  Cost of Company-operated restaurants consists of food, beverage and employee costs.  Restaurant operating expenses include utilities, insurance, maintenance, rent and other such costs of the Company-operated stores. Cost of franchise operations includes costs of training materials, opening costs and home office support expense.  Other cost of operations includes costs associated with the sale of proprietary seasoning and marinade to franchisees. Rebates and discounts from suppliers are recorded as the related purchases are made and are recognized as a reduction to cost of sales as the related inventory is sold.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (loss) (numerator)	Weighted average shares (denominator)	Earnings (loss) per share amount

Year ended December 31, 2005:
Net income – basic	$681,360	11,888,571	$0.06
Net income – diluted	$681,360	11,904,277	$0.06

Year ended December 31, 2004:
Net income – basic and diluted	$565,811	11,908,086	$0.05

Year ended December 31, 2003:
Net income – basic and diluted	$211,711	12,117,484	$0.02

Options to purchase 30,000 shares in 2005, 175,000 shares in 2004, and 128,595 shares in 2003 were antidilutive and were not included in the diluted EPS calculation.

(p)       Use of Estimates

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

(q)       Variable Interests

The Company has a voting interest in WSI ADRF, Inc. (“ADRF”), an entity formed to develop national, regional and local advertising campaigns and materials for the benefit of the Company’s franchised and company-owned restaurants.  The company-owned restaurants and substantially all of its franchisees are members of ADRF and therefore are required to remit a monthly payment to ADRF.  These fees, along with contributions received from certain of the Company’s vendors, are used by ADRF to develop and produce advertising and related materials for the company-owned restaurants and the franchisees.  Total revenues of ADRF were approximately $569,000, $571,000 and $582,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

The Company determined that ADRF is a variable interest entity but that neither the Company nor its company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not consolidated with the Company.   The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The fee charged to ADRF for these services was $144,000 for each of the years ended December 31, 2005, 2004 and 2003.

The Company also considers its investment in an unconsolidated joint venture and the guarantee of its debt (see Note 14) to be variable interests in a variable interest entity. However, management concluded that the Company is not the primary beneficiary and therefore accounts for its investment using the equity method.

(r)        Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory.  SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the Company adopted this standard as of January 1, 2006.  The adoption of this statement had no material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. The Company adopted this standard as of December 31, 2005.  The adoption of this statement had no impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard as of January 1, 2006.  The adoption of this statement had no impact on the Company’s consolidated financial statements.

(2)       Accounts and Notes Receivable

Activity in the allowance for doubtful accounts was as follows:

	2005	2004	2003
Allowance for doubtful accounts:
Beginning of year	$470,399	$398,457	$427,482
Provision for bad debts	129,940	105,119	95,832
Recoveries	—	9,000	52,455
Accounts and notes receivable written off	(26,755)	(42,177)	(177,312)

End of year	$573,584	$470,399	$398,457

Allowance for doubtful accounts allocated to:
Accounts receivable	$454,458	$388,500	$329,112

Notes receivable	119,126	81,899	69,345

	$573,584	$470,399	$398,457

The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $119,126 and $81,899, at December 31, 2005 and 2004, respectively. The average recorded investment in impaired notes was approximately $142,000, $59,000, and $40,000 during 2005, 2004 and 2003, respectively.

The Company’s franchisees and company-operated restaurants are not concentrated in any specific geographic region, but are concentrated in the family steak house business. No single franchisee accounts for a significant amount of the Company’s franchise revenue. A multi-unit franchisee in Mississippi with fifteen Western Sizzlin restaurants represents 10.7% and 7.7% of the Company’s franchise receivables at December 31, 2005 and 2004, respectively. Based on communication and historical collections from this franchisee, the Company expects them to be current by June 30, 2006. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(3)       Property and Equipment

Property and equipment at December 31, 2005 and 2004 consists of the following:

	2005	2004
Furniture, fixtures, and equipment	$2,514,744	$3,394,443
Leasehold improvements	2,942,536	4,441,488

	5,457,280	7,835,931

Less accumulated depreciation and amortization	3,690,965	5,061,285
	1,766,315	2,774,646
Construction in progress	121,135	—
	$1,887,450	$2,774,646

(4)       Debt

Long-term debt at December 31, 2005 and 2004 consists of the following:

	2005	2004
Notes payable to finance company with interest rates ranging from 9.94% to 10.07% due in equal monthly installments, including principal and interest, ranging from $5,395 to $17,182, with final payments due through April 1, 2013	$2,336,283	$3,537,637

Less current installments	1,487,964	839,987

Long-term debt, excluding current installments	$848,319	$2,697,650

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 and years thereafter are as follows: 2006, $1,487,964; 2007, $163,090; 2008, $118,783; 2009, $109,803; 2010, $121,385 and years thereafter, $335,258.  The notes payable to finance company are collateralized by real property of $300,000, accounts receivable of $910,776, inventory of $83,506 and property and equipment with an original cost of $3,476,132 at December 31, 2005.

At December 31, 2005 and 2004, there were no amounts outstanding under a line of credit from a commercial bank.  In February 2005, the Company amended the line of credit agreement to increase the maximum available under the line to $1 million from $250,000. The associated fee charged by the bank was $1,000.

The notes payable to finance company require pre-payment premiums in certain circumstances.  In addition, the notes payable to finance company contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain company-operated restaurants that collateralize the notes payable. At December 31, 2005, the Company was not in compliance with the debt coverage ratio related to one of the notes payable with a balance of $195,485 as of December 31, 2005. A letter was obtained from the finance company dated March 31, 2006, which waived such noncompliance through December 31, 2006, when the related note is scheduled to be paid in full. In addition, as of December 31, 2005, $836,659 of notes payable were classified in current installments of notes payable since the Company was technically in default on the notes due to not operating the restaurants at the locations to which the notes relate. These notes were paid in their entirety subsequent to year-end. In addition, a note payable with a balance of $307,975 is also included in current installments of notes payable as of December 31, 2005, since it was also paid in full subsequent to year-end.

(5)       Leases

The Company is obligated under various leases through 2015 for equipment, offices, Company-operated restaurants and restaurants which are subleased to franchisees. Initial terms for facility leases are typically 5 to 10 years, followed by additional terms containing renewal options at 5 year intervals, and may include rent escalation clauses.  In addition, certain of the leases require the payment of contingent rentals based on a percentage of sales above stipulated levels.

At December 31, 2005, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating leases	Sublease rentals	Net
2006	$1,258,059	$377,068	$880,991
2007	891,791	108,000	783,791
2008	698,894	108,000	590,894
2009	497,650	81,000	416,650
2010	434,644	—	434,644
Subsequent years	922,238	—	922,238

Total minimum lease payments	$4,703,276	$674,068	$4,029,208

The Company has entered into a series of Master Sublease Agreements (Agreements) with entities which subsequently became franchisees with the Company. Through May 2003, the franchisees were responsible for making lease payments to the Company in similar amounts as provided in the Agreements (see note 13).

Minimum rental payments under operating leases and sublease rentals outlined above include rental payments through December 31, 2005 under the Agreements relating to two franchised properties. The minimum rental payments due on these properties in future years are as follows at December 31, 2005:

	Operating Leases	Sublease Rentals	Net
2006	$109,068	$109,068	$—

The Company is also a guarantor on three lease agreements for restaurants which the Company originally operated, but which were sold in 2002. The total monthly payments on these leases are $20,680 through September 30, 2012, and payments are due from the Company if the lessee is unable to fulfill its obligation to the lessor. At December 31, 2005, management believes that it is not probable that the Company will be required to make payments under the guarantee. Thus, no liability has been accrued related to the Company’s obligation under this arrangement.

Total rent expense net of sublease rentals of $551,000, $972,000 and $514,200, under operating leases for 2005, 2004 and 2003 respectively, approximated $1,100,000, $1,042,000 and $1,054,000 for 2005, 2004 and 2003, respectively. Contingent rentals approximated $189,000, $403,000 and $1,446,000 in 2005, 2004 and 2003 respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

(6)       Income Taxes

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2005:
Federal	$14,607	381,301	395,908
State	0	149,350	149,350

	14,607	530,651	545,258
Year ended December 31, 2004:
Federal	$10,335	$286,817	$297,152
State	16,922	41,781	58,703

	$27,257	$328,598	$355,855
Year ended December 31, 2003:
Federal	$—	$119,117	$119,117
State	62,608	19,828	82,436

	$62,608	138,945	201,553

Income tax expense (benefit) differs from the amount computed by applying the statutory corporate tax rate of 34% to income (loss) before income tax expense (benefit) as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Expected income tax expense (benefit)	$417,050	$313,336	$140,510
State income tax, net of federal income tax benefit	51,983	37,424	54,408
Other	10,975	5,065	6,635
Effective state income tax rate adjustment	38,700	—	—
Expiration of state net operating loss carryforwards	26,550	—	—

	$545,258	$355,855	$201,553

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$476,773	$815,670
Accounts receivable, principally due to allowance for doubtful accounts	217,732	178,563
Accrued expenses	120,123	222,066
Property and equipment, principally due to impairment charges	22,873	117,556
AMT credit	45,123	—
Accrual for less on sublease	31,696	—
Prepaid expenses	(111,117)	—

Total deferred income tax assets	$803,203	$1,333,855

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2005.

At December 31, 2005, the Company has net operating loss carryforwards for income tax purposes of $1,309,256 available to offset future taxable income. Loss carryforwards of $1,243,063 are subject to certain annual limitations of $199,154 per year.

Expiration date:
2011	$272,328
2012	567,299
2018	403,436
2024	66,193
$1,309,256

(7)           Stock Option Plan

The 1994 Incentive and Nonqualified Stock Option Plan (the “1994 Plan”) expired in October 2004 for purposes of issuing stock options.  Options issued and outstanding under the 1994 Plan at that date remain exercisable by the optionee pursuant to the terms of the grant.  At December 31, 2004, the only options issued in the 1994 Plan not previously exercised or expired by their terms were 75,000 options issued to the Company’s chief executive officer on July 1, 2003, in connection with his Employment Agreement at an exercise price of $0.88.  These options have a 10 year term and became vested on January 1, 2005.  The Company’s board of directors adopted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) on June 22, 2004 and an Employees’ Stock Option Plan (the “Employees’ Plan”) on June 22, 2005.  Each of the Directors’ Plan and the Employees’ Plan authorize grants of options to purchase up to 500,000 shares of the Company’s authorized, but unissued common stock. Accordingly, 1,075,000 shares of authorized, but unissued common stock are reserved for use in the plans, including the 1994 Plan. At December 31, 2005, there are 280,000 and 50,000 shares available for future option grants under the Directors’ Plan and the Employees’ Plan, respectively.  All stock options have been granted with an exercise price equal to or in excess of the stock’s fair market value at the date of grant. The term of each stock option is fixed but no stock option shall be exercisable more than five years after the date the stock option is granted. Stock options granted under the Plans are exercisable immediately upon grant. All directors were granted 10,000 stock options upon adoption of plan, and shall automatically be granted an additional 10,000 at the beginning of each plan year.

Stock option activity during the years ended December 31, 2005, 2004 and 2003 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2002	183,595	$1.94

Granted	75,000	0.88
Forfeited or expired	(130,000)	1.50

Balance at December 31, 2003	128,595	1.78

Granted	100,000	0.82
Forfeited or expired	(53,595)	3.04

Balance at December 31, 2004	175,000	0.85

Granted	495,000	0.92
Forfeited or expired	—
Balance at December 31, 2005, all of which are exercisable	670,000	$0.90

At December 31, 2005, the weighted average remaining contractual life of outstanding options was approximately four years and the options had exercise prices ranging from $0.82 to $0.92 per share.

(8)       Employee Benefit Plan

The Company maintains a 401(k) investment plan (the Plan) for the benefit of its employees. Employees are eligible to participate in the 401(k) plan after a 12-month period of service. Under the 401(k) plan, employees may elect to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provides for discretionary contributions by the Company. For the years ended December 31, 2005, 2004 and 2003, the Company accrued approximately $-0-, $-0- and $17,000, respectively, for the discretionary contribution.

(9)       Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2004
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$1,664,848	$1,664,848	$2,105,751	$2,105,751
Restricted short term investments	260,069	260,069	254,654	254,654
Trade-accounts receivable	910,776	910,776	842,269	842,269
Notes receivable	1,088,613	1,054,350	1,265,303	1,249,480
Other receivables	1,158,329	1,158,329	107,896	107,896

Financial liabilities:
Accounts payable	523,939	523,939	831,883	831,883
Accrued expenses and other	814,005	814,005	1,214,828	1,214,828
Other liabilities	42,087	42,087	14,841	14,841
Long-term debt	2,336,283	2,445,925	3,537,637	3,885,145

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•          Cash and cash equivalents restricted short-term investments, trade accounts receivable, other receivables, accounts payable, accrued expenses and other liabilities: The carrying amounts approximate fair value because of the short maturity of those instruments.

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

(10)     Closed Restaurants Expense

In 2005, the Company recorded closed restaurants expense of $350,279, which included charges of $128,471 associated with the buyout of a lease and impairments of $221,808 related to leasehold improvements that will have no further use.

In 2003, the Company recorded closed restaurants expense of $156,375, including an impairment charge of $66,375 relating to leasehold improvements which will have no further use and $90,000 of accrued costs related to the closing of a leased property.

(11)     Impairment and Other Charges

In 2005, the Company recorded charges of $319,830 associated with subleased properties in Little Rock, Arkansas due to the non-collectibility of rent and other expenses. Impairment charges of $236,330 were recorded related to leasehold improvements for which no future cash flows are anticipated.  In addition, $83,500 has been accrued as of December 31, 2005 as it represents management’s best estimate of losses on subleases through the end of the lease termination date of June 30, 2006.

In 2003, the Company recorded a loss on impairment of $59,722 to reduce assets held for sale to net realizable value.  No impairments were recorded in 2004.

The impairment charges in 2005 and 2004 relate to the “franchising and other” operating segment as discussed in Note 12.

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

Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes. Capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage. Corporate and franchise support expenses of $3,878,000, $3,837,000 and $3,658,000 in 2005, 2004 and 2003, respectively, are allocated entirely to franchising and other and are not allocated to company-operated restaurants.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through December 31, 2005, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Years ended December 31
	2005	2004	2003
Revenues from reportable segments:
Restaurants	$14,688,630	$16,707,958	$15,914,336
Franchising and other	4,683,693	4,999,806	5,145,301

Total revenues	$19,372,053	$21,707,764	$21,059,637

Depreciation and amortization:
Restaurants	$389,874	$486,748	$484,534
Franchising and other	682,460	701,560	728,702

Total depreciation and amortization	$1,072,334	$1,188,308	$1,213,236

Interest expense:
Restaurants	$278,548	$370,538	432,996
Franchising and other	1,064	1,694	17,781

Total interest expense	$279,612	$372,232	$450,777

Interest income:
Restaurants	$63,922	$82,375	$89,535
Franchising and other	6,028	5,483	4,040

Total interest income	$69,950	$87,858	$93,575

Income (loss) before income taxes:
Restaurants	$1,092,067	$457,484	$(283,985)
Franchising and other	134,551	464,182	697,249

Total income before income taxes	$1,226,618	$921,666	$413,264

Total assets:
Restaurants	$11,497,053	$8,082,906	$7,286,287
Franchising and other	3,978,779	8,613,760	9,607,789

Total assets	$15,475,832	$16,696,666	$16,894,076

Expenditures for fixed assets:
Restaurants	$295,694	$153,620	$305,122
Franchising and other	16,838	46,381	9,728

Total expenditures for fixed assets	$312,532	$200,001	$314,850

(12)         Amortizing Intangible Assets

	As of December 31, 2005			As of December 31, 2004
	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,432	15.0	$7,563,545	$9,454,432	15.0	$6,933,249

Amortization expense for amortizing intangible assets for the years ended December 31, 2005, 2004 and 2003 was $630,296 in each year. Estimated amortization expense for the next three years is $630,296 per year.

(13)     Contingencies

As of December 31, 2005, the Company has accrued approximately $190,000 related to the matters discussed below.  In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

FFCA

In January 2001, the Company executed a series of Master Lease Agreements (“Agreements”) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (“Former Quincy’s”).  Signed copies of these Agreements were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (the “Lessor”), to be legally binding; however, no signed copies were ever returned to the Company.  At the end of January 2002, there remained only 25 Former Quincy’s operated by Company franchisees, the Lessor having taken back, in 2001 and 2002, other restaurants previously operated by Company franchisees.  The Agreements, incomplete for a lack of signature by the Lessor, provided for rental payments from the Company to the Lessor.  However, the cost of any rental payments was passed on to the franchisees operating the properties. During 2002 and 2003, nine of the remaining twenty-five properties were closed and the franchisees discontinued making payments to the Company. On May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.  No response has ever been received from the Lessor.

Following the May 15, 2003 termination of the tenancies at-will, the Company advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to the Lessor.  With regard to eleven other former Quincy’s units, the Company became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to the Lessor and it is the Company’s understanding that the Lessor has accepted these payments.  There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants.  The Company’s estimate of the total payments that were made directly to the lessor for these sixteen franchisees, or former franchisees, is approximately $3,548,000 through December 31, 2005.

While the Company disputes any liability for any of the following amounts, to the Company’s knowledge, as of December 31, 2005 a total of approximately $2,431,000 of rental payments had not been made by either the franchisees or by the Company with regard to the above-referenced nine closed properties.

In accordance with the Company’s position, the Company has returned to the Lessor any invoice for rent expense, or tax statement, received after May 15, 2003, with a cover letter explaining that the Company is not responsible for any such amounts. The Company did not receive a response to any of these letters until late June 2005, when a representative of GE Commercial Finance inquired about one of these letters.  The Company has now provided GE Commercial Finance with additional copies of previous correspondence sent to FFCA.  While the Company expects that it may have further discussions with GE Commercial Finance regarding this matter in the future, GE Commercial Finance has not disputed the Company’s position or made any demand since receiving the copies of previous correspondence sent to FFCA. The Company intends to vigorously contest any potential claims asserted by the Lessor.  While the Company has previously engaged in discussions with the Lessor of the properties to resolve any rental payments claimed by the Lessor under the Agreements, it is not possible at this time to determine the outcome of these discussions.

Lincoln, Nebraska Lease Claim

The Company was a guarantor of a lease agreement in Lincoln, Nebraska, with monthly rentals of approximately $8,200.  The lease agreement, which ran through February 2014, was assigned by the Company to a third party in March 1998 and subsequently by the third party to another party.  When the assignees failed to make monthly rental, property tax and association payments on the premises, the landlord took possession of the premises, and on or about May 12, 2004, sold the premises to a third party intending to use the premises for its own purposes.  The Company resolved the landlord’s lawsuit filed in the District Court of Lancaster County, Nebraska and received a release from all claims in conjunction with this claim upon payment of $50,000 on April 18, 2005.

MBM Claim

During 2003, the Company was notified of a claim by MBM Distributors (MBM) involving amounts alleged to be owed by the Company to MBM for product delivered on open account and inventory arising out of a distribution agreement.  The claim was settled during mediation on April 19, 2005 with the Company’s payment of $365,000.

Dickson, Tennessee Claim

In 1994, the Company entered into a lease agreement for a restaurant located in Dickson, Tennessee.  The lease agreement has an original term of 15 years and requires monthly base rental payments of $6,500 for the final five years of the lease term.  The Company ceased operations on the premises as a restaurant in 1996 and subsequently subleased the property.  The location has been vacant since September 2001.  In June 2004, the Company advised the landlord that the Company was surrendering the property.  The Company has asserted that the landlord is obligated to attempt to find a replacement tenant.

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

The landlord has filed separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from November 2004 through January 2005, attorney’s fees and real estate taxes.   The Company appealed these claims (as amended to include rent through June 2005, and related claims for attorneys’ fees, taxes and certain maintenance and repair costs) to the Circuit Court of Dickson County, Tennessee, for trial de novo, and asserted a defense of failure to mitigate damages.  On June 9, 2005, the Circuit Court granted the landlord judgment against the Company in the total amount of $90,986.  The Company has further appealed to the Tennessee Court of Appeals. On or about January 5, 2006, the Landlord again filed three separate collection actions, again in the General Sessions Court in Dickson County, Tennessee, to collect rent from July through December 2005, attorney’s fees and related costs.  The landlord obtained a default judgment in the amount of $52,050 and the Company appealed this judgment (to be amended to include 2005 real estate taxes and additional rents and fees) to the Circuit Court of Dickson County, Tennessee, for trial de novo.  The Company continues to assert a defense of failure to mitigate damages.

The Company and the Landlord have engaged in settlement discussions and the Company believes that the parties have resolved all disputes subject to the execution of a formal settlement agreement.  Pursuant to these discussions, both parties would release the other from any and all obligations, and all pending judgments would be satisfied, in exchange for a payment by the Company to the Landlord in the amount of $177,000.  In the event that this matter is not formally resolved, the Company intends to vigorously contest any future action seeking to collect rent, taxes, other expenses or fees on the grounds of the landlord’s failure to mitigate damages.

Chubb Claim

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against Western Sizzlin Stores of Virginia, Inc., seeking recovery of allegedly unpaid premiums in the amount of $97,249.  Western Sizzlin Stores of Virginia, Inc. has filed grounds of defense and served discovery.  The claim was settled in February 2006 with the Company’s payment of $15,000.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire.  As a result of this casualty, the Company terminated the lease of the tenant operating the restaurant on these premises.  Insurance proceeds of $585,000 were received in April 2005 and a gain on the casualty of $220,351 has been recorded as gain on settlement of insurance claims in the accompanying statement of operations for the year ended December 31, 2005.  The land is currently for sale and management does not anticipate any impairment on this property based on current estimates of fair value.  In accordance with the note payable agreement related to the property, the insurance proceeds were remitted to the Company’s lender on April 8, 2005.  Subsequently, in February 2006, the remainder of the loan balance, $280,663, was paid off and the lender accepted the total repayment of the loan without the application of a prepayment penalty.

Waldorf, Maryland Casualty

In July 2005, a building, improvements, and contents, located upon real property leased by the Company for operation of a Company-owned Great American Buffet restaurant, in Waldorf, Maryland, (the Premises) were totally destroyed by fire.  The Company insured the Premises, including buildings and contents, against casualty, such as fire.  The Company also has insured the Premises for the interruption of business income. The fire occurred shortly after the Company had provided timely notice to the landlord of its desire to extend the lease through a renewal term ending on December 31, 2010.  Since the fire, the Company has repeatedly demanded that the landlord rebuild the premises and took the position that the landlord is responsible for any cost to rebuild in excess of the available insurance proceeds.

In response, in August 2005, the landlord filed an action for a declaratory judgment in the Circuit Court for Charles County, Maryland. The action alleged that the Company was in default before it provided timely notice to extend the lease due to a failure to properly assign the lease; a failure to maintain sufficient replacement value insurance and to name the landlord as an additional insured; a failure to remit certain “additional rent;” and a failure to assume any cost to rebuild the premises which exceeds the available insurance proceeds.  The action sought to have the lease declared to have been terminated and also sought an award of damages in the amount of the insurance proceeds related to the building.

The Company answered the landlord’s lawsuit, denying the above-referenced allegations. The Company also filed a counterclaim seeking a declaratory judgment that the lease remains in effect, that the landlord has an obligation to rebuild, that the landlord is responsible for all costs to rebuild in excess of insurance proceeds and seeking damages.

On or about December 14, 2005, the Company entered into a settlement agreement with the Landlord which resolved all litigation claims regarding the parties’ respective interests in the real property and insurance proceeds covering real and personal property involved in the casualty.  Pursuant to this agreement the Company received insurance proceeds of approximately $110,000 in the fourth quarter of 2005 and proceeds of approximately $1,030,000 in the first quarter of 2006. All of the proceeds received during 2005 related to property losses. Of the 2006 proceeds, approximately $245,000 related to business interruption, approximately $22,000 related to fire cleanup costs and the remainder related to property losses.

Revenues for the six months ended June 30, 2005 were $1.1 million, with operating income of $77,000 for the Waldorf, Maryland location.  The net book value of related assets of $171,757 has been written off and a gain on the casualty of $946,332 has been recorded at December 31, 2005 as a gain on settlement of insurance claims. The proceeds are included in insurance receivables on the accompanying consolidated balance sheets at December 31, 2005.

The matter was settled by both parties where the Company received full amount of proceeds for a release of lease liability and obligation to build by the Landlord.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(14)     Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company has guaranteed 50% of the loan obligation. The Company estimated the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and its investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2005. The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not be able to meet its scheduled principal and interest payments. Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company accounts for its investment using the equity method and the Company’s share of the net loss for the joint venture of $21,618 for the year end December 31, 2005 is included in equity in loss of unconsolidated joint venture.

At December 31, 2005, the joint venture’s balance sheet included: cash balance of $20,000; land and leasehold improvements of $988,000; other assets of $15,000; accounts payable and other accrued expenses of $96,000; loan payable to a bank of $370,000; and members’ equity of $557,000. The joint venture’s results of operation for the year ended December 31, 2005 include no revenues and expenses of $43,000. In addition, as of December 31, 2005, the Company’s other receivables include approximately $52,000 of certain joint venture costs expected to be reimbursed by the joint venture.

(15)     Related Party Transactions

Several former board members of Western Sizzlin Corporation collectively own franchises. The franchises were granted on the same terms and conditions as franchises to non-affiliated persons.  Franchise revenues related to these franchises were $417,864 and $462,613 for 2005 and 2004, respectively.

The Company currently has sublease arrangements in respect to four locations with three separate individual franchisees.  Sublease income received on these locations was $308,000 in 2005 and 2004.

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

(16)     Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly results of operations:

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2004:
Total revenues	$5,218,097	$5,675,928	$5,701,800	$5,111,939
Income from operations	301,844	353,927	389,465	129,149
Net income	161,902	179,275	199,530	25,104
Net income per common share – basic and diluted	0.01	0.02	0.02	0.00

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2005:
Total revenues	$4,944,040	$5,445,258	$4,811,755	$4,171,000
(Loss) income from operations	(251,894)	416,504	375,855	885,654
Net (loss) income	(66,581)	242,025	203,548	302,368
Net (loss) income per common share – basic and diluted	(0.01)	0.02	0.02	0.03

Total revenues and net income are typically higher in the second and third quarters as opposed to the first and fourth quarters in the Company’s industry segment.

Closed restaurant expense of $350,279 was recorded during the first quarter of 2005; a gain on settlement of insurance claims of $220,351 was recorded in the first quarter of 2005; and impairment and other charges of $319,830 and a gain on settlement of insurance claims of $946,332 was recorded in the fourth quarter of 2005.