Form 10-Q
period 2006-03-31
WESTERN SIZZLIN CORP
filed 2006-05-12
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006, or

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

As of May 12, 2006, there were 11,888,571 shares, $0.01 per value, of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q

Three Months Ended March 31, 2006

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,662,285	$1,664,848
Short-term investments	—	260,069
Trade accounts receivable, less allowance for doubtful accounts of $462,657 in 2006 and $454,458 in 2005	888,626	910,776
Current installments of notes receivable	155,748	212,187
Income tax receivable	24,233	17,923
Insurance receivables	—	1,029,954
Other receivables	40,671	128,375
Inventories	95,673	83,506
Prepaid expenses	323,632	292,721
Deferred income taxes	247,918	226,736
Total current assets	3,438,786	4,827,095
Notes receivable, less allowance for doubtful accounts of $140,927 in 2006 and $119,126 in 2005, excluding current installments	891,941	876,426
Property and equipment, net of accumulated depreciation of $3,793,430 in 2006 and $4,218,486 in 2005	2,393,928	1,887,450
Franchise royalty contracts, net of accumulated amortization of $7,721,119 in 2006 and $7,563,545 in 2005	1,733,313	1,890,887
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $171,124 in 2006 and $136,446 in 2005	29,086	63,764
Investment in unconsolidated joint venture	304,348	308,382
Deferred income taxes	548,447	576,467
Asset held for sale	300,000	300,000
Other assets	139,207	435,161
	$14,089,256	$15,475,832

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$299,907	$1,487,964
Accounts payable	591,266	523,939
Accrued expenses and other	568,630	814,005
Total current liabilities	1,459,803	2,825,908
Long-term debt, excluding current installments	808,907	848,319
Other long-term liabilities	49,630	42,087
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; 11,888,571 issued and outstanding shares in 2006 and 2005	118,886	118,886
Additional paid-in capital	8,579,878	8,574,778
Retained earnings	3,072,152	3,065,854
Total stockholders’ equity	11,770,916	11,759,518
	$14,089,256	$15,475,832

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Revenues:
Company-operated restaurants	$2,997,673	$3,749,611
Franchise operations	1,053,300	1,081,822
Other	94,677	112,607

Total revenues	4,145,650	4,944,040
Costs and expenses:
Cost of company-operated restaurants	2,116,509	2,551,623
Cost of franchise operations	448,968	494,879
Other cost of operations	83,670	88,474
Restaurant operating expenses	658,434	906,141
General and administrative	456,698	526,269
Depreciation and amortization	260,041	278,269
Closed store expenses	—	350,279
Gain on settlement of insurance claims	—	(220,351)

Total costs and expenses	4,024,320	4,975,583

Income (loss) from operations	121,330	(31,543)

Other income (expense):
Interest expense	(46,092)	(88,996)
Loss on early extinguishment of long term debt	(92,535)	—
Interest income	20,566	15,797
Equity in loss of joint venture	(4,034)	—
Other	13,902	1,650

	(108,193)	(71,549)

Income (loss) before income tax expense (benefit)	13,137	(103,092)

Income tax expense (benefit)	6,839	(36,511)

Net income (loss)	$6,298	$(66,581)

Earnings (loss) per share:
Basic	$.00	$(.01)
Diluted	$.00	$(.01)

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2006

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings	Total
Balances, December 31, 2005	11,888,571	$118,886	$8,574,778	$3,065,854	$11,759,518
Net income	—	—	—	6,298	6,298
Compensation expense associated with stock options plans	—	—	5,100	—	5,100
Balances, March 31, 2006	11,888,571	$118,886	$8,579,878	$3,072,152	$11,770,916

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31
	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,298	$(66,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	102,467	116,150
Amortization of franchise royalty contracts	157,574	157,575
Amortization of financing costs	4,977	4,543
Write off of financing costs associated with early extinguishment of long-term debt	29,699	—
Loss on sale/disposal of property and equipment	—	570,092
Gain on settlement of insurance claims	—	(220,351)
Provision for doubtful accounts	30,000	28,414
Shared-based compensation	5,100	—
Equity in loss of unconsolidated joint venture	4,034	—
Provision (benefit) for deferred income taxes	6,838	(52,406)
(Increase) decrease in:
Trade accounts receivable	(7,850)	(61,251)
Notes receivable	40,924	35,123
Other receivables	87,704	(635,893)
Income tax receivable	(6,310)	—
Insurance receivables – business interruption	244,961	—
Inventories	(12,167)	52,969
Prepaid expenses	(30,911)	(105,185)
Other assets	(17,812)	363,588
Increase (decrease) in:
Accounts payable	67,327	114,725
Accrued expenses	(245,375)	22,601
Other long-term liabilities	7,543	(14,841)
Net cash provided by operating activities	475,021	309,272
Cash flows from investing activities:
Sale (purchase) of short term investments	260,069	(1,063)
Additions to property and equipment	(295,177)	(42,089)
Proceeds from sale of property	—	8,000
Proceeds from fire casualties – property losses	784,993	—
Net cash provided by (used in) investing activities	749,885	(35,152)
Cash flows from financing activities:
Payments on long-term debt	(1,227,469)	(136,383)
Net cash used in financing activities	(1,227,469)	(136,383)
Net (decrease) increase in cash and cash equivalents	(2,563)	137,737
Cash and cash equivalents at beginning of period	1,664,848	2,105,751
Cash and cash equivalents at end of period	$1,662,285	$2,243,488
Supplemental disclosure of cash flow information:
Cash payments for interest and prepayment penalties	$114,233	$90,688
Income taxes paid	$16,341	$15,025

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

(Unaudited)

(1)                                 General

The accompanying unaudited consolidated financial statements of Western Sizzlin Corporation, (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(2)                                 Stock Options

The Company has a stock option plan under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. During the three months ended March 31, 2006, the contract terms of stock options for resigning board members were reduced under the provisions of the plan and have been reflected in the computations of the weighted average contractual term of outstanding options below.

Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107. Previously the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion (“APB”) No. 25,  “Accounting for Stock Issued to Employees,” and, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods.

As a result of adopting SFAS No.123R, the Company recorded $5,100 of compensation expense for stock options within compensation costs in Costs of Franchise Operations for the three-months ended March 31, 2006, which had the effect of reducing pre-tax earnings by $5,100, net income by $3,162, basic earnings per share by $0 and diluted earnings per share by $0. The adoption of 123R had no impact on the Company’s cash flows.

Options granted under this plan vest at the date of the grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model were evaluated and revised, as necessary, to reflect market conditions and experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are based on the historical volatility of the Company’s stock for a period equal to the expected term of the options. The expected term of the options represents the period of time that options granted are outstanding and is estimated using historical exercise and termination experience.

The fair value of options granted during the three-month period ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below. There were no options granted during the three-month period ended March 31, 2005 and the difference between applying the intrinsic value method under APB No. 25 and the fair value method under SFAS 123 was not material.

Expected term (years)	5
Risk-free interest rate	4.82%
Volatility	35.87%
Dividend yield	—

There were 10,000 stock options granted during the three-month period ended March 31, 2006, all of which have a fair value at the date of grant of $.51.

The following table summarizes stock options outstandings as of March 31, 2006, as well as activity during the three-month period then ended:

		Exercise Price Per Share	Contractual Term	Aggregate
	Options	Weighted	Weighted	Intrinsic
	Outstanding	Average	Average	Value
Balance, December 31, 2005	670,000	$.90
Granted	10,000	1.30
Exercised	—
Balance, March 31, 2006	680,000	$.90	4.8	$269,900

All options outstanding at March 31, 2006 are exercisable. At March 31, 2006, there were 320,000 shares available for future grants under the plan.

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

There were no changes in the net carrying amount of goodwill for the three months ended March 31, 2006 or the three months ended March 31, 2005.

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

As of March 31, 2006
	Gross	Weighted average
	carrying	Amortization	Accumulated
	amount	Period	Amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,432	15.0 yrs.	$7,721,119

Aggregate amortization expense for amortizing intangible assets for the three months ended March 31, 2006 was $157,574. Estimated amortization expense is $630,300 per year through December 31, 2008.

(4)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for 30,000 and 175,000 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were not included in computing diluted earnings because the effect of these options are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

		Weighted	Earnings
	Income	Average	(Loss)
	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2006
Net income – basic	$6,298	11,888,571	$.00
Net income – diluted	$6,298	12,035,070	$.00

Three months ended March 31, 2005
Net loss – basic	$(66,581)	11,908,571	(.01)
Net loss – diluted	$(66,581)	11,908,571	$(.01)

(5)                                 Closed Store Expense

In the three months ended March 31, 2005, the Company recorded closed store expenses of $350,279, which included impairments of $128,471 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $221,808. There were no additional closed store expenses for the three months ended March 31, 2006.

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

Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes. Capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage. Corporate and franchise support expenses of $831,149 and $1,016,506 for three months ended March 31, 2006 and 2005, respectively, are allocated entirely to franchising and other and are not allocated to Company-operated restaurants. The reason for the decrease in 2006 over 2005 for the three months ended March 31, 2006 is attributable to 2005 spending in growth projects including consumer research, prototype plans, and consulting fees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through March 31, 2006, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months
	Ended March 31,
	2006	2005

Revenues from reportable segments:
Restaurants	$2,997,673	$3,749,611
Franchising and other	1,147,977	1,194,429

Total revenues	$4,145,650	$4,944,040
Depreciation and amortization:
Restaurants	$90,735	$106,094
Franchising and other	169,306	172,175
Total depreciation and amortization	$260,041	$278,269
Interest expense:
Restaurants	$46,031	$87,976
Franchising and other	61	1,020

Total interest expense	$46,092	$88,996

Interest income:
Restaurants	$19,504	$11,613
Franchising and other	1,062	4,184
Total interest income	$20,566	$15,797

Income (loss) before income tax (benefit) expense:
Restaurants	$(73,430)	$(127,061)
Franchising and other	86,567	23,969

Total (loss) income before income tax (benefit) expense	$13,137	$(103,092)

	March 31,	March 31,
	2006	2005
Total assets:
Restaurants	$10,248,249	$8,646,411
Franchising and other	3,841,007	7,969,776

Total assets	$14,089,256	$16,616,187

Expenditures for fixed assets:
Restaurants	$293,043	$37,748
Franchising and other	2,134	4,341

Total expenditures for fixed assets	$295,177	$42,089

(7)                                 Contingencies

As of March 31, 2006, the Company accrued approximately $177,000 related to the Dickson, Tennessee claim which was settled April 11, 2006 for the amount accrued. In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses. These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

FFCA

In January 2001, the Company executed a series of Master Lease Agreements (“Agreements”) relating to certain franchised properties formerly operated by other parties as “Quincy’s” restaurants (“Former Quincy’s”). Signed copies of these Agreements were required, pursuant to the terms of the document, to be executed by Franchise Financing Corporation of America, now known as General Electric Franchise Finance Corporation, (FFCA), to be legally binding; however, no signed copies were ever returned to the Company. At the end of January 2002, there remained only 25 Former Quincy’s operated by franchisees, FFCA having taken back, in 2001 and 2002, other restaurants previously operated by franchisees. The Agreements, incomplete for a lack of signature by FFCA, provided for rental payments from the Company to FFCA. However, the cost of any rental payments was passed on to the franchisees operating the properties. During 2002 and 2003, nine of the remaining twenty-five properties were closed and the franchisees discontinued making payments to the Company. On May 15, 2003, the Company sent a letter to FFCA, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003. The Company has never received a response from FFCA.

Following the May 15, 2003 termination of the tenancies at-will, the Company advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to FFCA. With regard to eleven other former Quincy’s units, the Company became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to FFCA and it is the Company’s understanding that FFCA has accepted these payments. There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants. The Company’s estimate of the total payments that were made directly to FFCA for these sixteen franchisees, or former franchisees, is approximately $3,548,000 through December 31, 2005.

While the Company disputes any liability for any of the following amounts, to the Company’s knowledge, as of March 31, 2006 a total of approximately $2,635,224 of rental payments had not been made by either the franchisees or by the Company with regard to the above-referenced nine closed properties.

In accordance with the Company’s position, the Company has returned to FFCA any invoice for rent expense, or tax statement, received after May 15, 2003, with a cover letter explaining that the Company is not responsible for any such amounts. The Company did not receive a response to any of these letters until late June 2005, when a representative of FFCA called to inquire about one of these letters. The Company has provided FFCA with additional copies of previous correspondence sent to FFCA. While the Company expects that we may have further discussions with FFCA regarding this matter in the future, FFCA has not disputed the Company’s position or made any demand since receiving the copies of previous correspondence sent to FFCA. The Company intends to vigorously contest any potential claims asserted by FFCA. While the Company has previously engaged in discussions with FFCA of the properties to resolve any rental payments claimed by FFCA under the Agreements, it is not possible at this time to determine the outcome of these discussions.

Dickson, Tennessee Claim

In 1994, the Company entered into a lease agreement for a restaurant located in Dickson, Tennessee. The lease agreement has an original term of 15 years. The Company ceased operations on the premises as a restaurant in 1996 and subsequently subleased the property. The location has been vacant since September 2001. In June 2004, the Company advised the landlord that the Company was surrendering the property. The Company has asserted that the landlord was obligated to attempt to find a replacement tenant.

Thereafter, the landlord filed several collection actions alleging default under the lease agreement and seeking collection of unpaid rent, real estate taxes and attorney’s fees. The landlord’s initial filings were resolved with the payment of rent and related obligations. Later filings were defended on the basis that the landlord had failed to mitigate any damages. Judgments granted the landlord in a total amount in excess of $142,000 were appealed.

On April 11, 2006, the Company resolved all disputes with the landlord with the execution of a formal settlement agreement. The Company has been released from any further obligations under the lease, and all pending judgments have been satisfied, in exchange for a payment by the Company to the landlord in the amount of $177,000, also made on April 11, 2006.

Chubb Claim

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against our subsidiary, seeking recovery of allegedly unpaid premiums in the amount of $97,249. Western Sizzlin Stores has never been billed by Chubb and never had any direct contractual relations with Chubb. Payments were sent to an insurance broker handling insurance needs for Western Sizzlin Stores. Chubb’s claim was settled in February 6, 2006 with a payment of $15,000.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire. As a result of this casualty, the Company terminated the lease of the tenant operating the restaurant on these premises. Insurance proceeds of $591,000 were received in April 2005 and a gain on the casualty of $220,351 has been recorded as gain on settlement of insurance claims in the accompanying statement of operations for the three months ended March 31, 2005. The land is currently for sale and the Company does not anticipate any impairment on this property based on current estimates of fair value. In accordance with the note payable agreement related to the property, the insurance proceeds were remitted to the Company’s lender on April 8, 2005. Subsequently, in February 2006, the remainder of the loan balance, $280,663, was paid off and the lender accepted the total repayment of the loan without the application of a prepayment penalty.

Waldorf, Maryland Casualty

In July 2005, a building, improvements, and contents, located upon real property leased by the Company for operation of a company-owned Great American Buffet restaurant, in Waldorf, Maryland, were totally destroyed by fire. The Company insured the premises, including buildings and contents, against casualty, such as fire. The Company also insured the premises for the interruption of business income. The fire occurred shortly after the Company had provided timely notice to the landlord of our desire to extend the lease through a renewal term ending on December 31, 2010. Since the fire, the Company repeatedly demanded that the landlord rebuild the premises and asserted that the landlord was responsible for any cost to rebuild in excess of the available insurance proceeds.

In August 2005, the landlord filed an action for a declaratory judgment in the Circuit Court for Charles County, Maryland. On or about December 14, 2005, the Company entered into a settlement agreement with the Landlord which resolved all litigation claims regarding the parties’ respective interests in the real property and insurance proceeds covering real and personal property involved in the casualty. Pursuant to this agreement the Company received insurance proceeds of approximately $1,030,000 in the first quarter of 2006.

Revenues for the three months ended March 31, 2005 were $506,000, with an operating loss of $2,000 for the Waldorf, Maryland location. The net book value of related assets of $171,757 was written off and the insurance proceeds are included in other receivables on the accompanying consolidated balance sheets at December 31, 2005.

Other

The Company is involved in various other claims and legal actions which are routine litigation matters incidental to the business. In the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity.

(8)                                 Change in Estimate

At December 31, 2005, $83,500 had been accrued for management’s estimate of losses on subleases through the end of the lease termination date of June 30, 2006. Based on a subsequent guarantee obtained on the rent and subsequent collection of past due rents, the Company has reversed the accrual as of March 31, 2006 and has included the reversal as a reduction of restaurant operating expenses.

(9)                                 Early Extinguishment of Long-Term Debt

Payments on long-term debt for the quarter ended March 31, 2006 include the extinguishment of notes payable totalling $1,104,482. In connection with the early extinguishment, the Company wrote-off deferred financing costs of $29,699 and incurred prepayment penalties of $62,836. The write-off of deferred financing costs and prepayment penalties have been reported as loss on early extinguishment of long-term debt in the accompanying consolidated statement of operations for the three months ended March 31, 2006.

(10)         Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia. During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company has guaranteed 50% of the loan obligation. The Company estimated the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and its investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2005. There was no change at March 31, 2006. The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not be able to meet its scheduled principal and interest payments. Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing. The Company accounts for its investment using the equity method and the Company’s share of the net loss for the joint venture of $4,553 for the quarter ended March 31, 2006 is included in equity in loss of unconsolidated joint venture. The restaurant is scheduled to open during the fourth quarter of 2006.

Financial Data

The following is selected financial information for the joint venture at March 31, 2006:

Three Months Ended March 31, 2006
(unaudited)
Statement of Operations Data:
Total revenues	$—
Prototype plan expense	5,737
Interest	6,336
Net loss	(9,106)
Balance Sheet Data:
Cash	$22,176
Land and leasehold improvements	990,441
Loan costs, net	14,615
Total assets	1,027,232
Loan payable	370,000
Accounts payable and accrued expenses	2,000
Members’ equity	547,658

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

The Company operated and franchised a total of 137 restaurants located in 19 states, including 5 Company-owned and 132 franchise restaurants as of March 31, 2006. The restaurants include a family steakhouse concept and a steak and buffet concept.

Results of Operations

Net income for the three months ended March 31, 2006 was $6,298 compared to net a loss of $66,581 for the three months ended March 31, 2005.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months
	Ended March 31,
	2006	2005
Revenues:
Company-operated restaurants	72.3%	75.8%
Franchise royalties and fees	25.4	21.9
Other sales	2.3	2.3
Total revenues	100.0	100.0

Cost of company-operated restaurants	51.1	51.6
Cost of franchise operations	10.8	10.0
Other cost of operations	2.0	1.9
Restaurant operating expenses	15.9	18.3
General and administrative	11.0	10.6
Depreciation and amortization	6.3	5.6
Closed store expenses	—	7.1
Gain on settlement of insurance claims	—	(4.5)
Total costs and expenses	97.1	100.6

Income (loss) income from operations	2.9	(.6)

Other income (expense)	(2.6)	(.1)

Income (loss) before income tax benefit	.3	(.7)
Income tax expense (benefit)	.1	(.7)
Net income (loss)	.2%	(1.4)%

	Three Months
	Ended March 31,
	2006	2005
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	7
Opened	—	—
Closed	—	1
Franchised	—	—
End of period	5	6

Number of U.S. Franchised Restaurants:
Beginning of period	135	147
Opened	—	—
Closed	(3)	(1)
End of period	132	146

Revenues

Company-operated restaurant revenues decreased by $751,938 (20.1%) to $3.0 million for the three months ended March 31, 2006 as compared to $3.7 million for the comparable three months ended March 31, 2005. The decrease was largely attributable to the closing of a Company-operated location in February 2005, resulting in approximately $180,000 in lost revenues for the three months ended March 31, 2006, a closing of a Company-operated location in July 2005 due to a total loss by fire casualty resulting in approximately $506,000 in lost revenues for the three months ended March 31, 2006, and the closing of a Company-operated location in Northern Virginia for three weeks during the three months ended March 31, 2006 for remodel. Additionally, same store sales for the three months ended March 31, 2006, experienced an overall decrease of 2.8% over prior period, which did not take into account the comparable results of the Manassas, Virginia location which was under remodel during the first quarter of 2006.

Franchise and other revenues decreased 3.9% to $1.1 million for the three months ended March 31, 2006 as compared to $1.2 million for the comparable three months ended March 31, 2005. The decrease was attributable to fewer franchised units in the system at March 31, 2006 as compared to March 31, 2005. System-wide sales for the franchise system for the three months ended March 31, 2006 were $53.6 million compared to $51.5 million for the same period in 2005. Same store sales for the three months ended March 31, 2006 increased 1.81% over 2005.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and employee costs decreased by $435,100 (17.1%) to $2.1 million for the three months ended March 31, 2006 from $2.6 million for the three months ended March 31, 2005. These costs decreased as a percentage of total revenues from 51.6% in 2005 to 51.1% in 2006. The decrease in the costs were largely attributable to the closing of a Company-operated location in February 2005 and the closing due to fire of a Company-operated location in July 2005.

Cost of franchise operations and other cost of operations were $532,000 for the three months ended March 31, 2006 compared to $583,000 in 2005. The decrease was attributable to increased spending in growth projects for 2005 including consumer research of $2,000, prototype plan development of $18,000 and franchise consulting costs of $6,000 associated with evaluation of the Company’s current systems.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $248,000 (27.4%) for the three months ended March 31, 2006 versus the prior year’s comparable period. These expenses as a percentage of total revenues decreased to 15.9% in 2006 compared to 18.3% in 2005 for the comparable period. The decrease was attributable to closing a Company-operated location in February 2005 and another in July 2005, as well as the reversal of $83,500 for the estimate of losses on subleases.

For the three months ended March 31, 2006 and 2005, general and administrative expenses were $457,000 and $526,000, respectively and as a percentage of total revenue were 11.0% and 10.6%, respectively. The decrease was primarily due to legal fees associated with litigation matters during the first quarter of 2005.

Depreciation and amortization expense was $18,000 (6.6%) less for the three months ended March 31, 2006 versus the three months ended March 31, 2005. The decreases were attributable to write-off of impaired property and equipment and write off of financing costs due to early extinguishment of long-term debt.

Closed store expenses were $350,000 (7.1%) for the three months ended March 31, 2005. These expenses included impairment of $128,000 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $222,000 in February 2005. The first quarter of 2006 did not include closed store expenses.

Gain on settlement of insurance claims of $220,351 in the three months ended March 31, 2005 was attributable to insurance proceeds received on the Lawrenceville, Georgia casualty. The first quarter of 2006 did not include such gains.

Other Income (Expense)

Interest expense decreased $43,000 for the three months ended March 31, 2006 versus the three months ended March 31, 2005 due to the payoff of three loans during the first quarter of 2006. Prepayment penalties of $63,000 and the write off of financing costs of $30,000 were included in loss on early extinguishment. Interest income fluctuates according to the levels of available cash balances. The Company employs a cash management system whereby available balances are invested on an overnight basis.

Other income increased slightly by $12,000 for the three months ended March 31, 2006 versus the three months ended March 31, 2005, based on timing issues in regards to rebates.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 52.1% and 35.4% for the three months ended March 31, 2006 and 2005, respectively. The increase in 2006 is due to the break-even results of the Company during the quarter ended March 31, 2006.

Liquidity and Capital Resources

Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth and has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders. The Company had working capital of $2.0 million at March 31, 2006 and at December 31, 2005.

Cash flows provided by operating activities were $475,000 in 2006 compared to $309,000 in 2005. During 2005, cash flows provided by operations were primarily due to net loss of $67,000 and depreciation and amortization of $278,000, loss on sale/disposal of property and equipment $350,000, offset by increase in trade accounts receivable and other receivables of $697,000. During 2006, cash flows provided by operations were primarily due to net income of $6,000, depreciation and amortization of $260,000, and insurance proceeds of $245,000. Net cash provided by investing activities of $750,000 in 2006 was for capital expenditures related to property and equipment, sale of investments and proceeds for property losses while net cash used in investing activities of $35,000 in 2005 was for capital expenditures related to property and equipment and purchase of investments. Net cash used in financing activities of $1.2 million in 2006 and $136,000 in 2005 was for payments on long-term debt including the payoff of three loans during the first quarter of 2006.

Management believes that the Company’s short-term cash requirements will include a remodel in Falls Church, Virginia and capital improvements to Company-operated restaurants.

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

Application of the critical accounting policies discussed below requires significant judgments by management, often as a result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstance that would result in materially different results. Our senior management has reviewed the critical accounting policies and estimates and the Management’s Discussion and Analysis regarding them with the Audit Committee of the Board of Directors.

Trade Accounts and Notes Receivable and the Allowance for Doubtful Accounts

We collect royalties, and in some cases rent, from franchisees. We view trade accounts and notes receivable and the related allowance for doubtful accounts as a critical accounting estimate since the allowance for doubtful accounts is based on judgments and estimates concerning the likelihood that individual franchisees will pay the amounts included as receivables from them. In determining the amount of allowance for doubtful accounts to be recorded for individual franchisees, we consider the age of the receivable, the financial stability of the franchisee, discussions that may have occurred with the franchisee and our judgment as to the overall collectibility of the receivable from the franchisee. In addition, we establish an allowance for all other receivables for which no specific allowances are deemed necessary. If average sales or the financial health of franchisees were to deteriorate, we might have to increase the allowance for doubtful accounts.

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

Commitments and Contingencies

We view accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred. Actual results could differ from the expected results determined based on such estimates.

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

Impact of Recently Issued Accounting Standards

As of March 31, 2006, there were no new accounting standards issued but not yet adopted by the Company, which are expected to be applicable to the Company’s consolidated financial position, operating results or financial statement disclosures.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments. As of March 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk. The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at March 31, 2006 (dollars in thousands):

EXPECTED MATURITY DATE

	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$261	$163	$119	$110	$121	$335	$1,109	$1,219
Average Interest Rate	9.88%	9.96%	10.03%	10.07%	10.07%	10.07%	10.00%

Item 4. Controls and Procedures

Our senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on their evaluation as of December 31, 2005, they had concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed by us in our annual report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management identified a material weakness due to limited financial and accounting personnel with the appropriate expertise to ensure that our annual and periodic financial statements comply with generally accepted accounting principles (“GAAP”) and SEC reporting requirements. This weakness still exists as of March 31, 2006.

The ineffective control over the application of GAAP and SEC reporting requirements related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. Management has begun to address this weakness by formalizing a consulting relationship with an accounting firm other than our independent registered public accounting firm with appropriate expertise in these matters. We intend to use this firm to assist with the preparation and review of our filings beginning with the second quarter of 2006. There were no other changes in our internal controls or in other factors that could significantly affect these controls since the evaluation process was completed.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In addition to those proceedings discussed in the Company’s consolidated financial statements included in Item 1, Part 1, the Company is involved in various other claims and legal actions which are routine litigation matters incidental to the business. In the opinion of the management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 6.    Exhibits

See Exhibit Index on page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation
	By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date: May 12, 2006

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