Form 10-Q/A
period 2006-03-31
WESTERN SIZZLIN CORP
filed 2006-05-16
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment is filed to correct typographical errors that appeared in Exhibits 32.1 and 32.2. Both exhibits incorrectly stated that the period ended for purposes of the certifications reflected in the exhibits was March 31, 2005 when in fact the period ended March 31, 2006.

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

Date: May 15, 2006

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