Form 10-Q
period 2006-06-30
WESTERN SIZZLIN CORP
filed 2006-08-14
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006, or

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

As of August 11, 2006, there were 1,189,850 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Six Months Ended June 30, 2006
Table of Contents

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,030,687	$1,664,848
Short-term investments	—	260,069
Trade accounts receivable, less allowance for doubtful accounts of $482,675 in 2006 and $454,458 in 2005	824,931	910,776
Current installments of notes receivable	196,653	212,187
Income tax receivable	24,233	17,923
Insurance receivables	—	1,029,954
Other receivables	43,437	128,375
Inventories	100,374	83,506
Prepaid expenses	278,944	292,721
Deferred income taxes	138,316	226,736
Total current assets	3,637,575	4,827,095
Notes receivable, less allowance for doubtful accounts of $140,909 in 2006 and $119,126 in 2005, excluding current installments	880,854	876,426
Property and equipment, net of accumulated depreciation of $3,668,298 in 2006 and $3,690,965 in 2005	2,316,852	1,887,450
Franchise royalty contracts, net of accumulated amortization of $7,878,693 in 2006 and $7,563,545 in 2005	1,575,739	1,890,887
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $167,066 in 2006 and $136,446 in 2005	23,238	63,764
Investment in unconsolidated joint venture	270,154	308,382
Other receivables	64,484	—
Deferred income taxes	566,918	576,467
Asset held for sale	300,000	300,000
Other assets	137,351	435,161
	$14,083,365	$15,475,832
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$255,410	$1,487,964
Accounts payable	507,974	523,939
Accrued expenses and other	537,338	814,005
Total current liabilities	1,300,722	2,825,908
Long-term debt, excluding current installments	768,660	848,319
Other long-term liabilities	56,761	42,087
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 2,000,000 shares; 1,189,850 issued and outstanding shares in 2006 and 1,188,850 in 2005 (Note 2)	11,899	11,889
Additional paid-in capital	8,730,065	8,681,775
Retained earnings	3,215,258	3,065,854
Total stockholders’ equity	11,957,222	11,759,518
	$14,083,365	$15,475,832

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Company-operated restaurants	$3,579,938	$4,224,188	$6,577,611	$7,973,799
Franchise operations	1,040,372	1,104,122	2,093,672	2,185,944
Other	96,415	116,948	191,092	229,555
Total revenues	4,716,725	5,445,258	8,862,375	10,389,298
Costs and expenses:
Cost of company-operated restaurants	2,292,610	2,778,266	4,409,119	5,329,889
Cost of franchise operations	521,662	429,464	970,630	924,343
Other cost of operations	87,852	76,936	171,522	165,410
Restaurant operating expenses	732,738	837,288	1,391,172	1,743,429
General and administrative	539,454	636,095	996,152	1,162,364
Depreciation and amortization	263,940	270,705	523,981	548,974
Closed store expenses	—	—	—	350,279
Gain on settlement of insurance claims	—	—	—	(220,351)
Total costs and expenses	4,438,256	5,028,754	8,462,576	10,004,337
Income from operations	278,469	416,504	399,799	384,961
Other income (expense):
Interest expense	(32,255)	(68,921)	(78,347)	(157,917)
Loss on early extinguishment of long term debt	—	—	(92,535)	—
Interest income	16,534	18,397	37,100	34,194
Equity in loss of joint venture	(34,194)	—	(38,228)	—
Other	5,682	23,792	19,584	25,442
	(44,233)	(26,732)	(152,426)	(98,281)
Income before income tax expense	234,236	389,772	247,373	286,680
Income tax expense:
Current	—	10,200	—	26,095
Deferred	91,130	137,547	97,969	85,141
Total income tax expense	91,130	147,747	97,969	111,236
Net Income	$143,106	$242,025	$149,404	$175,444
Earnings per share (Note 2):
Basic	$.12	$.20	$.13	$.15
Diluted	$.12	$.20	$.12	$.15

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2006

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings	Total
Balances, December 31, 2005	1,188,850	$11,889	$8,681,775	$3,065,854	$11,759,518
Net income	—	—	—	149,404	149,404
Compensation expense associated with stock options plans	—	—	39,100	—	39,100
Stock options exercised	1,000	10	9,190	—	9,200
Balances, June 30, 2006	1,189,850	$11,899	$8,730,065	$3,215,258	$11,957,222

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$149,404	$175,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	208,832	224,741
Amortization of franchise royalty contracts	315,148	315,149
Write off of financing costs related to early extinguishment of long term debt	29,699	—
Amortization of financing costs	10,827	9,086
Loss on sale/disposal of property and equipment	57,717	359,776
Gain from fire casualty	—	(220,351)
Common stock related to termination of Franchise Agreement	—	(15,000)
Provision for doubtful accounts	50,000	50,320
Share based compensation	39,100	—
Equity in loss of unconsolidated joint venture	38,228	—
Provision for deferred income taxes	97,969	85,141
(Increase) decrease in:
Trade accounts receivable and notes receivable	46,951	6,965
Income tax receivable	(6,310)	—
Insurance receivable — business interruption	244,961	—
Other receivables	20,454	48,126
Inventories	(16,868)	47,460
Prepaid expenses	13,777	(42,560)
Other assets	(22,526)	(267,327)
Increase (decrease) in:
Accounts payable	(15,965)	181,071
Accrued expenses	(276,667)	(503,093)
Other long-term liabilities	14,674	(14,841)
Net cash provided by operating activities	999,405	440,107
Cash flows from investing activities:
Short term investments	260,069	(2,338)
Additions to property and equipment	(378,415)	(85,820)
Proceeds from sale of property	2,800	8,000
Proceeds from fire casualty	784,993	652,964
Net cash provided by investing activities	669,447	572,806
Cash flows from financing activities:
Payments on long-term debt	(1,312,213)	(923,403)
Cash received from exercise of stock options	9,200	—
Net cash used in financing activities	(1,303,013)	(923,403)
Net increase in cash and cash equivalents	365,839	89,510
Cash and cash equivalents at beginning of period	1,664,848	2,105,751
Cash and cash equivalents at end of period	$2,030,687	$2,195,261
Supplemental disclosure of cash flow information:
Cash payments for interest and prepayment penalties	$141,337	$165,939
Income taxes paid	$16,341	$25,225

Non-cash investing activities:
Reclassification of deposits from other assets to property and equipment	$320,336	$—

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2006 and 2005

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

(2)           Reverse Stock Split

On July 31, 2006, the Board of Directors approved a 1-for-10 reverse stock split ratio. The record date of the transaction is August 10, 2006. No fractional shares will be issued in connection with the reverse stock split. The par value of the Common Stock will remain at $0.01 per share after the reverse stock split. Unless otherwise indicated, the capital stock accounts and all share and earnings per share data in this report give effect to the reverse stock split, applied retroactively to all periods presented.

(3)           Stock Options

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. Options are no longer granted under the 1994 Plan and only 7,500 options granted to James C. Verney remain outstanding under that plan. Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. During the six months ended June 30, 2006, under the provisions of the plans, the contract terms of stock options for resigning directors were reduced and have been reflected in the computations of the weighted average contractual term of the outstanding options. Since this modification did not increase the value of the awards, the modification had no impact on compensation expense.

Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107. Previously the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods.

As a result of adopting SFAS No.123R, the Company recorded $34,000 and $39,100 of compensation expense for stock options in General and Administrative expenses for the three and six months ended June 30, 2006, which had the effect of reducing pre-tax earnings by $39,100, net income by approximately $24,000, basic earnings per share by $0.02 and diluted earnings per share by $0.02 for the six months ended June 30, 2006. The adoption of 123R had no impact on the Company’s cash flows.

Options granted under the 2005 and 2004 Plans vest at the date of the grant, with the exception of options granted to James C. Verney which vested according to a schedule in his Employment Agreement. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model were evaluated and revised, as necessary, to reflect market conditions and experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are based on the historical volatility of the Company’s stock for a period equal to the expected term of the options. The expected term of the options represents the period of time that options granted are outstanding and is estimated using historical exercise and termination experience.

Prior to the adoption of SFAS 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows. SFAS 123R requires that such benefits be recognized as a financing cash flow. The benefit of tax deductions in excess of recognized stock compensation expense for the six months ended June 30, 2006 was immaterial.

The following table illustrates the effect of net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s option plans for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net Income:
As reported	$242,025	$175,444
Deduct total stock-based employee compensation expense determined under fair value based method for all outstanding and unvested awards, net of tax	24,552	24,552

Pro forma	$217,473	$150,892

Basic and diluted net income per share:
As reported	$0.20	$0.15
Pro forma	$0.18	$0.13

The fair value of options granted during the six months ended June 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

	Six Months
	Ended June 30,
	2006	2005

Expected term (years)	5	5
Risk-free interest rate	5.08%	3.72%
Volatility	84.03%	53.60%
Dividend yield	—	—

There were 5,000 and 6,000 stock options granted during the three and six month periods ended June 30, 2006, which had an estimated fair value at the date of grant of $5.10 for the 1,000 stock options granted during the first quarter of 2006 and $6.80 for the 5,000 stock options granted during the three months ended June 30, 2006. The estimated weighted average fair value of the stock options granted during the six-month period ended June 30, 2006 was $6.50. There were 9,000 stock options granted during the six-month period ended June 30, 2005, all at an estimated fair value of $4.40.

The following table summarizes stock options outstanding as of June 30, 2006, as well as activity during the six-month period then ended:

		Exercise Price	Contractual
		Per Share	Term	Aggregate
	Options	Weighted	Weighted	Intrinsic
	Outstanding	Average	Average	Value
Balance, December 31, 2005	67,000	$9.00
Granted	6,000	9.80
Exercised	(1,000)	9.20		$0
Expired	(7,000)	9.20
Balance, June 30, 2006	65,000	$9.00	4.9	$114,500

All options outstanding at June 30, 2006 are exercisable. At June 30, 2006, there were 27,000 shares available for future grants under the plan. The presentation above reflects the reverse stock split effective August 10, 2006 (Note 2).

(4)           Goodwill and Other Intangible Assets

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

There were no changes in the net carrying amount of goodwill for the three and six-months ended June 30, 2006 and 2005.

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

As of June 30, 2006
	Gross	Weighted average
	carrying	amortization	Accumulated
	amount	period	amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$7,878,693

Aggregate amortization expense for amortizing intangible assets for the three and six-month periods ended June 30, 2006 was $157,574 and $315,148, respectively. Estimated amortization expense is $630,300 per year through December 31, 2008.

(5)           Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options for 1,000 shares of common stock for the three and six month periods ended June 30, 2006 and 26,500 and 17,500 shares for the three and six month period ended June 20, 2005 were not included in computing diluted earnings because the effect of these options are anti-dilutive. The presentation reflects the reverse stock split effective August 10, 2006 (Note 2).

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

		Weighted
		Average	Earnings
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2006
Net income — basic	$143,106	1,188,967	$.12
Net income — diluted	$143,106	1,194,066	$.12

Three months ended June 30, 2005
Net income — basic	$242,025	1,188,857	$.20
Net income — diluted	$242,025	1,189,095	$.20
Six months ended June 30, 2006
Net income — basic	$149,404	1,188,967	$.13
Net income — diluted	$149,404	1,197,841	$.12
Six months ended June 30, 2005
Net income — basic	$175,444	1,189,857	$.15
Net income — diluted	$175,444	1,189,976	$.15

(6)           Closed Store Expense

Closed store expense for the six months ended June 30, 2005 was $350,279, which included impairments of $128,471 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $221,808. There were no additional closed store expenses or impairments recorded in the six months ended June 30, 2006.

(7)           Reportable Segments

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

Generally, the Company evaluates performance and allocates resources based on income from operations before income taxes. Capital costs are allocated to segments based upon predetermined rates or actual or estimated resource usage. Corporate and franchise support expenses of $442,009 and $862,272 for three and six months ended June 30, 2006 and $445,209 and $864,934 for the three and six months ended June 30, 2005, are allocated entirely to franchising and other and are not allocated to Company-operated restaurants. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Through June 30, 2006, all revenues for each business segment were derived from business activities conducted with customers located in the United States. No single external customer accounted for 10% or more of the Company’s consolidated revenues.

The following table summarizes reportable segment information:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenues from reportable segments:
Restaurants	$3,579,938	4,224,188	6,577,611	7,973,799
Franchising and other	1,136,787	1,221,070	2,284,764	2,415,499

Total revenues	$4,716,725	5,445,258	8,862,375	10,398,298

Depreciation and amortization:
Restaurants	$96,409	99,549	187,144	205,643
Franchising and other	167,531	171,156	336,837	343,331
Total depreciation and amortization	$263,940	270,705	523,981	548,974
Interest expense:
Restaurants	$32,247	68,921	78,278	156,897
Franchising and other	8	—	69	1,020

Total interest expense	$32,255	68,921	78,347	157,917

Interest income:
Restaurants	$16,484	16,989	35,988	31,417
Franchising and other	50	1,408	1,112	2,777
Total interest income	$16,534	18,397	37,100	34,194

Income before income tax expense:
Restaurants	$193,212	345,298	119,782	218,237
Franchising and other	41,024	44,474	127,591	68,443

Total income before income tax expense	$234,236	389,772	247,373	286,680

	June 30,	June 30,
	2006	2005
Total assets:
Restaurants	$10,231,942	10,378,918
Franchising and other	3,851,423	5,217,926

Total assets	$14,083,365	15,596,844

(8)           Contingencies

In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses. These estimates are subject to change as events evolve and as additional information becomes available during the litigation process. As of June 30, 2006, the Company has accrued $100,000 related to the items discussed below.

Little Rock, Arkansas Lease

One June 30, 2006 the Company’s lease of four restaurant premises in the Little Rock, Arkansas, metropolitan area, expired. The Company had subleased three of the four leased premises. The owner/landlord of the Little Rock premises has asserted that the Company will be responsible for certain repair and maintenance expenses for the premises, and for the replacement of certain equipment. One of the Company’s subtenants may assert some claim against the Company for termination of the Lease prior to the expiration of its sublease. The Company has certain claims against the owner/landlord arising out of the lease relationship. All parties are currently engaged in discussions to determine and satisfy the respective obligations of the parties and to resolve any and all possible claims. The Company has accrued an amount that it believes is a reasonable estimate of its obligation under the lease.

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

While the Company disputes any liability for any of the following amounts, to the Company’s knowledge, as of June 30, 2006 a total of approximately $2,850,000 of rental payments had not been made by either the franchisees or by the Company with regard to the above-referenced nine closed properties.

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

Dickson, Tennessee Claim

In 1994, the Company entered into a lease agreement for a restaurant located in Dickson, Tennessee. The lease agreement has an original term of 15 years. The Company ceased operations on the premises as a restaurant in 1996 and subsequently subleased the property. The location had been vacant since September 2001. In June 2004, the Company advised the landlord that the Company was surrendering the property. The Company asserted that the landlord was obligated to attempt to find a replacement tenant.

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

Chubb Claim

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against our subsidiary, seeking recovery of allegedly unpaid premiums in the amount of $97,249. Western Sizzlin Stores has never been billed by Chubb and never had any direct contractual relations with Chubb. Payments were sent to an insurance broker handling insurance needs for Western Sizzlin Stores. Chubb’s claim was settled on February 6, 2006 with a payment of $15,000.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire. As a result of this casualty, the Company terminated the lease of the tenant operating the restaurant on these premises. Insurance proceeds of $591,000 were received in April 2005 and a gain on the casualty of $220,351 was recorded as gain on settlement of insurance claims during the first quarter of 2005. The land is currently for sale and the Company does not anticipate any impairment on this property based on current estimates of fair value. In accordance with the note payable agreement related to the property, the insurance proceeds were remitted to the Company’s lender on April 8, 2005. Subsequently, in February 2006, the remainder of the loan balance, $280,663, was paid off and the lender accepted the total repayment of the loan without the application of a prepayment penalty.

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

(9)           Change in Estimate

At December 31, 2005, $83,500 had been accrued for management’s estimate of losses on subleases through the end of the lease termination date of June 30, 2006. Based on a subsequent guarantee obtained on the rent and subsequent collection of past due rents, the Company reversed the accrual as of March 31, 2006 and has included the reversal as a reduction of restaurant operating expenses. There has been no change in estimate as of June 30, 2006, the lease termination date.

(10)         Early Extinguishments of Long-Term Debt

During the first quarter of 2006, the Company paid off three loans. The payoffs included a write off of financing costs associated with the early extinguishments of long-term debt of $29,699 and a prepayment penalty assessed on one of the loans of $62,836.

(11)         Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia. During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company has guaranteed 50% of the loan obligation. The Company estimated the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and its investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2005. There was no change at June 30, 2006 based on the Company’s current estimate of the fair value of the guarantee. The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not be able to meet its scheduled principal and interest payments. Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing. The Company accounts for its investment using the equity method and the Company’s share of the net loss for the joint venture of $67,873 and $76,979 for the three and six months ended June 30, 2006 is included in equity in loss of unconsolidated joint venture. The restaurant is scheduled to open during the fourth quarter of 2006.

Financial Data

The following is selected financial information for the joint venture at June 30, 2006:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$—	$—
Prototype plan expense	5,226	10,963
Interest	8,227	14,563
Net loss	(67,873)	(76,979)
Balance Sheet Data:
Cash		$16,730
Land and leasehold improvements		1,299,910
Loan costs, net		14,233
Total assets		1,331,805
Loan payable		691,681
Accounts payable and accrued expenses		11,503
Members’ equity		479,785

(12)         Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

(13)         Subsequent Event

Subsequent to June 30, 2006, the Company has invested in marketable securities including the use of margin accounts to purchase such securities. The investments have been made by Mr. Biglari, the Company’s Chairman, subject to various limitations and reporting requirements set by the Board of Directors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion may include forward-looking statements including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters. All statements other than statements of historical fact are forward-looking statements. Section 27A of the Securities Act of 1933 (as amended) and Section 21E of the Securities Exchange Act of 1934 (as amended) provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements including, without limitation, the following: the ability of the Company or its franchisees to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company’s operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

The Company operated and franchised a total of 135 restaurants located in 19 states, including 5 Company-owned and 130 franchise restaurants as of June 30, 2006. The restaurants include a family steakhouse concept and a steak and buffet concept.

Corporate Strategy

The Company’s objective is to maximize its intrinsic business value per share over the long term. In meeting this objective, the Company will evaluate all investment alternatives to achieve above-average returns on capital. The Company will continue to focus on franchising restaurants and has made efforts beginning in the second quarter of 2006 on marketing the Wood Grill by Western Sizzlin buffet concept. Wood Grill by Western Sizzlin is very similar to the Great American Buffet Company-operated restaurants.

The Board of Directors delegated authority to its Chairman, Sardar Biglari, to make capital allocation and investment decisions concerning the Company’s surplus cash, subject to various limitations and reporting requirements set by the Board and/or the Audit & Finance Committee of the Board. Mr. Biglari is also the Chairman and Chief Executive Officer of Biglari Capital Corp., an investment advisory firm that is the general partner of The Lion Fund, LP, a private investment fund. None of Mr. Biglari, Biglari Capital Corp., or The Lion Fund, LP will receive any compensation for any such investment activities undertaken on behalf of the Company. The Lion Fund, LP beneficially owned approximately 24.3% of the Company’s outstanding common stock as of June 30, 2006. As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $2.5 million, and, in addition, has authority to borrow a maximum of $1 million towards making additional investments. The Company is currently investing in marketable securities. Investments were made subsequent to June 30, 2006.

To clarify the expectations that the Board of Directors has with respect to the investment of the Company’s surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Biglari or any employee, officer, director or adviser to Biglari Capital Corp., and/or The Lion Fund, LP, and their affiliated investment entities, if any, who also serves as an officer or director of the Company (each a “covered party”) other than (a) investment opportunities that come to such covered party’s attention directly and exclusively in such covered party’s capacity as a director, officer or employee of the Company, (b) control investments in companies in the restaurant industry, and (c) investment opportunities in companies or assets with a significant role in the Company’s restaurant businesses including investment in real estate currently leased by the Company or its franchisees, or in suppliers for which the Company is a substantial customer representing over 10% of such companies’ revenues but excluding pre-existing investments of Mr. Biglari, Biglari Capital Corp. and/or The Lion Fund, LP, as of July 11, 2006, the date of the Board’s delegation of authority.

The remodeling of two Company-operated locations in Northern Virginia is complete. The Chantilly, Virginia location, originally planned as a location for a Company-operated restaurant opening in 2006, is currently being marketed as a franchised location. The Western Sizzlin Flamekist Grill joint venture project in Fayetteville, Georgia has been abandoned. The Company had incurred approximately $75,000 in expenses on the Flamekist Grill project to date. The Company continues to research the Flamekist Grill concept as a franchise model for potential investors in our brand, but has no commitments at this time.

A strategic alliance with Star Buffet, Inc. was announced in April 2006. Star Buffet announced plans to convert certain of its existing restaurants to the Western Sizzlin brand and to test a newly developed Western Sizzlin buffet prototype. As of June 30, 2006, Star Buffet had not opened or converted any restaurants into a Western Sizzlin brand.

On August 10, 2006, the Company effected a 1-for-10 reverse stock split pursuant to the discretionary authority granted by the stockholders at the Annual Meeting of Stockholders on June 20, 2006.

Equity Price Risk

The Company seeks to invest in stocks of businesses at prices below their intrinsic business value. The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration. As of the date of this filing, the equity investment portfolio included one stock.

The carrying values of the Company’s equity securities are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio. A significant decline in the price of major investments may produce a large decrease in the Company’s stockholder’s equity.

Operating decisions for the Company are made by management. As described above, investment and all other capital allocation decisions are made for the Company by Mr. Biglari, Chairman of the Board of Directors.

Results of Operations

Net income for the three and six months ended June 30, 2006 was $143,106 and $149,404 compared to net income of $242,025 and $175,444 for the three and six months ended June 30, 2005.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Company-operated restaurants	75.9%	77.6%	74.2%	76.8%
Franchise royalties and fees	22.1	20.3	23.6	21.0
Other sales	2.0	2.1	2.2	2.2
Total revenues	100.0	100.0	100.0	100.0

Cost of company-operated restaurants	48.6	51.0	49.8	51.3
Cost of franchise operations	11.1	7.9	11.0	8.8
Other cost of operations	1.9	1.4	1.9	1.6
Restaurant operating expenses	15.5	15.4	15.7	16.8
General and administrative	11.4	11.7	11.2	11.2
Depreciation and amortization	5.6	5.0	5.9	5.3
Closed store expenses	—	—	—	3.4
Gain on settlement of insurance claims	—	—	—	(2.1)
Total costs and expenses	94.1	92.4	95.5	96.3
Income from operations	5.9	7.6	4.5	3.7

Other income (expense)	(.9)	(0.5)	(1.7)	(.9)

Income before income tax expense	5.0	7.1	2.8	2.8
Income tax expense	1.9	2.7	1.1	1.1
Net income	3.1%	4.4%	1.7%	1.7%

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	6	5	7
Opened	—	—	—	—
Closed	—	—	—	1
Franchised	—	—	—	—
End of period	5	6	5	6

Number of U.S. Franchised Restaurants:
Beginning of period	133	146	135	147
Opened	—	2	—	2
Closed	3	4	5	5
End of period	130	144	130	144

Revenues

Company-operated restaurants revenues decreased by $644,250 (15.3%) to $3.6 million for the three months ended June 30, 2006 as compared to $4.2 million for the comparable three months ended June 30, 2005. Revenues for Company-Operated restaurants decreased $1.4 million (17.5%) to $6.6 million for the six months ended June 30, 2006 as compared to $8.0 million for the comparable six months ended June 30, 2005. The decreases are largely attributable to the closing of a Company-operated location in February 2005, resulting in approximately $180,000 in lost revenues for the six months ended June 30, 2006, a closing of a Company-operated location in July 2005 due to a total loss by fire casualty resulting in approximately $506,000 in lost revenues for the six months ended June 30, 2006, and the temporary closing of a Company-operated location in Northern Virginia for three weeks during the six months ended June 30, 2006 for remodel. Additionally, same store sales for the three months ended June 30, 2006 experienced an increase of .74% and a decrease of .95% for the six months ended June 30, 2006, excluding the comparable results of the Manassas, Virginia location which was under remodel during the first quarter of 2006.

Franchise and other revenues decreased 6.9% to $1.1 million for the three months ended June 30, 2006 as compared to $1.2 million for the comparable three months ended June 30, 2005. Franchise and other revenues decreased 5.4% to $2.3 million for the six months ended June 30, 2006 as compared to $2.4 million for the six months ended June 30, 2005. The decreases are attributable to fewer franchised units in the system at June 30, 2006 as compared to June 30, 2005. Same store sales for the three and six months ended June 30, 2006, experienced an overall increase of 3.15% and 2.57%, respectively.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and employee costs decreased $486,000 (17.5%) to $2.3 million for the three months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005. These costs for the three month periods decreased as a percentage of total revenues from 51.0% in 2005 to 48.6% in 2006. For the six month period ended June 30, 2006, cost of Company-operated restaurants decreased $921,000 (17.3%) to $4.4 million from $5.3 million in 2005. These costs for the six month periods decreased as a percentage of total revenues from 51.3% in 2005 to 49.8% in 2006. The decrease in the costs were largely attributable to the closing of a Company-operated location in February 2005 and the closing due to a fire of a Company-operated location in July 2005.

Cost of franchise operations and other cost of operations were $610,000 for the three months ended June 30, 2006 compared to $507,000 in 2005, and were 13.0% and 9.3% as a percentage of total revenues for 2006 and 2005, respectively. Cost of franchise operations and other cost of operations were $1,143,000 and $1,089,000 for the six month periods ended June 30, 2006 and 2005, respectively, and were 12.9% and 10.4% as a percentage of total revenues, respectively. The increase is largely due to the accrual of severance packages due to layoffs during the three months ended June 30, 2006 of approximately $54,000.

Restaurant operating expenses, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $105,000 (12.54%) for the three months ended June 30, 2006 versus the prior year’s comparable period. These costs for the three month periods were comparable as a percentage of total revenues from 15.4% in 2005 to 15.5% in 2006. For the six months ended June 30, 2006, restaurant operating expenses decreased by $352,000 (20.2%) versus the prior year’s comparable period. These costs for the six month periods were comparable as a percentage of total revenues at 15.7% in 2006 and 16.8% in 2005. The decreases are attributable to closing a Company-operated location in February 2005.

For the three months ended June 30, 2006 and 2005, general and administrative expenses were $539,000 and $636,000, respectively and as a percentage of total revenue were 11.4% and 11.7%, respectively. For the six months ended June 30, 2006 and 2005, general and administrative expenses were $996,000 and $1.2 million, respectively, and as percentage of total revenues were 11.2% for both periods then ended. The decreases were primarily due to legal fees associated with litigation matters incurred in 2005 and write off of leasehold improvements associated with closed stores in 2005.

Depreciation and amortization expense was $7,000 (2.5%) less for the three months ended June 30, 2006 versus the three months ended June 30, 2005 and $25,000 (4.6%) less for the comparable six month period then ended. The decreases were attributable to certain property and equipment becoming fully depreciated.

Closed store expenses were $0 and $350,000 for the three and six months ended June 30, 2005 and no closed store expense in 2006 for the comparable periods. The first quarter 2005 expenses included impairment of $128,000 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $222,000 in February 2005.

Gain on the settlement of insurance claims of $220,351 in the six months ended June 30, 2005 was attributable to insurance proceeds received on the Lawrenceville, Georgia casualty. There were no such gains during 2006.

Other Income (Expense)

Interest expense decreased $37,000 and $80,000 for the three and six months ended June 30, 2006 over the comparable periods in 2005 due to the pay off of three loans during the first quarter of 2006. Prepayment penalties of $63,000 and the write off of financing costs of $30,000 were included in loss on early extinguishment of debt during the six months ended June 30, 2006. Interest income fluctuates according to the levels of available cash balances.

Other income decreased $18,000 and $6,000 for the three and six months ended June 30, 2006 over the comparable periods in 2005.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 38.9% and 39.6% for the three and six months ended June 30, 2006 and 37.9% and 38.8% for the same periods in 2005.

Liquidity and Capital Resources

Historically, the Company has leased the majority of its restaurants and through a strategy of controlled growth has financed operations from operating cash flows, the utilization of the Company’s line of credit and long-term debt provided by various lenders. The Company had working capital of $2.3 million and $2.0 million at June 30, 2006 and December 31, 2005, respectively.

Cash flows provided by operating activities were $1.0 million in 2006 compared to $440,000 in 2005. During 2005, cash flows provided by operations were primarily due to net income of $175,000, depreciation and amortization of $540,000, loss on sale/disposal of property and equipment $360,000, offset by gain from fire casualty of $220,000, increase in other assets of $267,000 and decrease in accrued expenses of $503,000. During 2006, cash flows provided by operations were primarily due to net income of $149,000, depreciation and amortization of $524,000, insurance proceeds of $245,000, offset by a decrease in accrued expenses of $277,000.

Net cash provided by investing activities of $669,000 in 2006 and $573,000 in 2005, was primarily for capital expenditures related to property and equipment for both periods presented and proceeds of $785,000 and $653,000 in 2006 and 2005, respectively, from fire casualties. Capital expenditures for the two remodels of Company-operated locations in Northern Virginia totaled $350,000 for the six months ended June 30, 2006. The balance of the capital expenditures was for necessary replacement of equipment and leasehold improvements in the other three Company-operated locations. The Company’s management anticipates that it will spend an additional $500,000 for capital expenditures for the remaining six months of 2006.

Net cash used in financing activities of $1.3 million in 2006 and $923,000 in 2005 was for payments on long-term debt including the payoff of three loans during the first quarter of 2006, and a portion of insurance proceeds from fire casualty that was received in 2005, and fully submitted to the lender.

The Company’s need for liquidity is to fund working capital requirements of its franchise operations, capital expenditures, and for general corporate purposes. The Company believes that these needs will be adequately funded by operating cash flows, credit terms by vendors, and borrowings under its existing line of credit. The Company continually reviews available financing alternatives. In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance, which may include acquisitions, dispositions, restructuring, joint ventures, strategic alliances, and other forms of partnership.

The Company’s liquidity includes equity investments made by Mr. Biglari, Chairman of the Board. The practice of concentrating in a few issues, rather than diversifying, follows Mr. Biglari’s investment philosophy and strategy. As previously discussed, the Board of Directors delegated authority to its Chairman to make capital allocation and investment decisions, subject to various limitations and reporting requirements.

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

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments. As of June 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk. The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at June 30, 2006 (dollars in thousands):

EXPECTED MATURITY DATE

								Estimated
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt
Fixed Rate	$176	$163	$119	$110	$121	$335	$1,024	$1,051
Average Interest Rate	9.88%	9.96%	10.03%	10.07%	10.07%	10.07%	10.00%

Item 4.    Controls and Procedures

Our senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on their evaluation as of December 31, 2005, they had concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed by us in our annual report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management identified a material weakness due to limited financial and accounting personnel with the appropriate expertise to ensure that our annual and periodic financial statements comply with generally accepted accounting principles (“GAAP”) and SEC reporting requirements.

The ineffective control over the application of GAAP and SEC reporting requirements related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. Management is addressing this weakness by having formed a consulting relationship with an accounting firm other than our independent registered public accounting firm with appropriate expertise in these matters. We are using this firm to assist with the preparation and review of our filings beginning with the second quarter of 2006. There were no other changes in our internal controls or in other factors that could significantly affect these controls since the evaluation process was completed.

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

Item 1A. Risk Factors

An investment in the common stock of any company involves a degree of risk. Investors should consider carefully the risks and uncertainties described below, which update and are in addition to those detailed in the Company’s Annual Report on Form 10-K, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations. The occurrence of risk factors set forth below could harm the Company’s business, financial condition, and results of operations for company operations, as well as franchised operations. The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

The Company is dependent on one key person for its investment and capital allocation decisions.

Investment decisions and all major capital allocation decisions are made for the Company’s business by Sardar Biglari, Chairman of the Board of Directors. Although there are limitations on Mr. Biglari’s authority and the Board monitors his investment and capital allocation decisions, there is risk to the Company in having concentrated decision-making authority. Mr. Biglari’s decisions could either independently or in the aggregate involve amounts that are material to the Company. Additionally, if for any reason the services of Mr. Biglari were to become unavailable, there could be a material adverse effect on the Company, since he is singularly responsible for these decisions.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Stockholders held June 20, 2006, the following persons were elected to the Board of Directors for a one-year term, until the 2007 Annual Meeting of Stockholders, or until their successors are elected and qualified:

	Shares	Shares
Nominees	voted for	withheld
Sardar Biglari	526,251	125,781
Philip L. Cooley	528,690	123,343
Titus W. Greene	528,594	123,441
Thomas M. Hontzas	651,961	72
Jonathan Dash	528,690	123,343

Also at the Annual Meeting, discretionary authority for the Board of Directors to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split at one of two ratios received the affirmative votes of a majority of the shares outstanding and was declared as approved and adopted. The votes were as follows:

Shares for	634,478
Shares against	1,053
Shares withheld	—
Shares abstained	16,501
Non-votes	536,825

The above presentation of votes at the 2006 Annual Meeting of Stockholders has been adjusted to reflect the reverse stock split effective August 10, 2006 (Note 2).

Item 6.    Exhibits

See Exhibit Index on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

	By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer
Date: August 14, 2006

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.