Form 10-Q
period 2006-09-30
WESTERN SIZZLIN CORP
filed 2006-11-09
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006, or

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

As of November 9, 2006, there were 1,191,850 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q

Nine Months Ended September 30, 2006

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,361	$1,664,848
Short-term investments	—	260,069
Trade accounts receivable, net of allowance for doubtful accounts of $464,692 in 2006 and $454,458 in 2005	754,535	910,776
Current installments of notes receivable	217,700	212,187
Income tax receivable	246,818	17,923
Insurance receivables	—	1,029,954
Other receivables	65,100	128,375
Inventories	86,254	83,506
Prepaid expenses	238,568	292,721
Deferred income taxes	205,224	226,736
Total current assets	1,938,560	4,827,095

Notes receivable, less allowance for doubtful accounts of $157,871 in 2006 and $119,126 in 2005, excluding current installments	849,430	876,426
Property and equipment, net of accumulated depreciation of $3,778,563 in 2006 and $3,690,965 in 2005	2,366,182	1,887,450
Investment in marketable security (Note 4)	4,950,013	—
Franchise royalty contracts, net of accumulated amortization of $8,036,266 in 2006 and $7,563,545 in 2005	1,418,165	1,890,887
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $182,822 in 2006 and $136,446 in 2005	17,389	63,764
Investment in unconsolidated joint venture	240,525	308,382
Deferred income taxes	14,056	576,467
Asset held for sale	300,000	300,000
Other assets, net	116,693	435,161
	$16,521,213	$15,475,832
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$209,814	$1,487,964
Accounts payable	716,962	523,939
Due to broker (Note 4)	1,693,084	—
Accrued expenses and other	315,038	814,005
Total current liabilities	2,934,898	2,825,908
Long-term debt, excluding current installments	727,401	848,319
Other long-term liabilities	63,066	42,087
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 2,000,000 shares; 1,191,850 issued and outstanding shares in 2006 and 1,188,850 in 2005 (Note 2)	11,919	11,889
Additional paid-in capital	8,748,445	8,681,775
Retained earnings	3,299,909	3,065,854
Accumulated other comprehensive income – unrealized holding gains, net of taxes	735,575	—
Total stockholders’ equity	12,795,848	11,759,518
	$16,521,213	$15,475,832

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Income
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
Revenues:
Company-operated restaurants	$3,393,679	$3,655,713	$9,971,290	$11,629,512
Franchise operations	1,092,221	1,156,042	3,376,985	3,571,541

Total revenues	4,485,900	4,811,755	13,348,275	15,201,053

Costs and expenses:
Company-operated restaurants –food, beverage and labor costs	2,365,806	2,536,402	7,098,664	8,270,047
Restaurant occupancy and other	704,991	649,308	1,877,279	2,025,361
Subleased properties	106,508	40,105	251,158	173,472
Franchise operations – direct support	262,694	277,932	887,340	868,627
Corporate expenses	578,986	670,049	1,843,139	2,161,724
Depreciation and amortization	267,838	262,104	791,819	811,078
Closed store expense	—	—	—	350,279
Gain on settlement of insurance claims	—	—	—	(220,351)

Total costs and expenses	4,286,823	4,435,900	12,749,399	14,440,237

Income from operations	199,077	375,855	598,876	760,816

Other income (expense):
Interest expense	(30,057)	(63,511)	(108,404)	(221,428)
Loss on early extinguishment of long term debt	—	—	(92,535)	—
Interest income	16,343	19,021	53,443	53,215
Other	(6,483)	(2,450)	13,101	22,992
Equity in loss of joint venture	(29,629)	—	(67,857)	—

	(49,826)	(46,940)	(202,252)	(145,221)
Income before income tax expense	149,251	328,915	396,624	615,595

Income tax expense:
Current	—	(538)	—	25,557
Deferred	64,600	125,905	162,569	211,046
Total income tax expense	64,600	125,367	162,569	236,603
Net income	$84,651	$203,548	$234,055	$378,992

Earnings per share (Note 3):
Basic	$.07	$.17	$.20	$.32
Diluted	$.07	$.17	$.20	$.32

See accompanying notes to consolidated financial statements

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2006

(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Balances, December 31, 2005	1,188,850	$11,889	$8,681,775	$3,065,854	$—	$11,759,518
Net income	—	—	—	234,055	—	234,055
Change in unrealized holding gains, net of taxes	—	—	—	—	735,575	735,575
Comprehensive income	—	—	—	—	—	969,630
Compensation expense associated with stock options plans	—	—	39,100	—	—	39,100
Stock options exercised	3,000	30	27,570	—	—	27,600
Balances, September 30, 2006	1,191,850	$11,919	$8,748,445	$3,299,909	$735,575	$12,795,848

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$234,055	$378,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	319,098	324,726
Amortization of franchise royalty contracts	472,722	472,722
Write off of financing costs related to early extinguishment of long term debt	29,699	—
Amortization of financing costs	16,676	13,630
Loss on sale/disposal of property and equipment	57,717	359,776
Gain from fire casualty	—	(220,351)
Cash received from exercise of stock options	27,600	—
Common stock related to termination of Franchise Agreement	—	(15,000)
Provision for doubtful accounts	80,000	100,320
Share based compensation	39,100	—
Equity in loss of unconsolidated joint venture	67,857	—
Provision for deferred income taxes	162,570	211,046
(Increase) decrease in:
Trade accounts receivable and notes receivable	97,724	25,561
Income tax receivable	(228,895)	—
Insurance receivable – business interruption	244,961	—
Other receivables	63,275	(117,377)
Inventories	(2,748)	31,856
Prepaid expenses	54,153	22,322
Other assets	(59,987)	(357,607)
Increase (decrease) in:
Accounts payable	193,023	(409,016)
Accrued expenses	(498,967)	(597,415)
Other long-term liabilities	20,979	(14,841)
Net cash provided by operating activities	1,390,612	209,344

Cash flows from investing activities:
Short-term investments	260,069	(3,802)
Additions to property and equipment	(479,892)	(180,909)
Purchase of marketable security	(2,100,000)	—
Proceeds from sale of property	2,800	179,757
Proceeds from fire casualty	784,992	652,964

Net cash (used in) provided by investing activities	(1,532,031)	648,010

Cash flows from financing activities:
Payments on long-term debt	(1,399,068)	(1,059,761)

Net cash used in financing activities	(1,399,068)	(1,059,761)

Net decrease in cash and cash equivalents	(1,540,487)	(202,407)

Cash and cash equivalents at beginning of period	1,664,848	2,105,751

Cash and cash equivalents at end of period	$124,361	$1,903,344

Supplemental disclosure of cash flow information:
Cash payments for interest	$41,266	$230,662
Income taxes paid	$398,880	$25,557

Non-cash investing and financing activities:
Reclassification of deposits from other assets to property and equipment upon purchase of property and equipment	$378,455	$—
Purchase of investments on margin	1,693,084	—
Net unrealized gain on securities available for sale, net deferred income tax of $421,354	$735,575	$—

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2006 and 2005

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

(2)                                 Reverse Stock Split and Rights Offering

On July 31, 2006, the Board of Directors approved a 1-for-10 reverse stock split.  The record date of the transaction was August 10, 2006.  No fractional shares were issued in connection with the reverse stock split.  The par value of the common stock remained at $0.01 per share after the reverse stock split.  Unless otherwise indicated, the capital stock accounts and all share and earnings per share data in this report give effect to the reverse stock split, applied retroactively to all periods presented.

The SEC declared the Company’s Form S-3 Registration Statement (as amended) effective as of November 7, 2006.  The Company has set a record date for the offering of November 9, 2006 and an expiration date of December 8, 2006.  The Company will distribute at no charge to stockholders one transferable right for each share of common stock held on the recorded date.  For every two rights held, a stockholder will be entitled to purchase one share of the Company’s common stock for $7.00.  The net cash proceeds from the sale of the common stock offered, after payment of fees and expenses, are anticipated to be approximately $4 million.  Net proceeds are expected to be used for general corporate purposes, working capital, to make acquisitions of, or investments in, related or unrelated lines of business, as described in the offering prospectus.

(3)                                 Stock Options

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. Options are no longer granted under the 1994 Plan and only 7,500 options granted to James C. Verney remain outstanding under that plan.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.  During the nine months ended September 30, 2006, under the provisions of the plans, the contract terms of stock options for resigning directors were reduced and have been reflected in the computations of the weighted average contractual term of the outstanding options.  Since this modification did not increase the value of the awards, the modification had no impact on compensation expense.

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

As a result of adopting SFAS No.123R, the Company recorded $0 and $39,100 of compensation expense for stock options in General and Administrative expenses for the three and nine months ended September 30, 2006, which had the effect of reducing pre-tax earnings by $39,100, net income by approximately $24,000, basic earnings per share by $0.02 and diluted earnings per share by $0.02 for the nine months ended September 30, 2006. The adoption of 123R had no impact on the Company’s cash flows.

Options granted under the 2005 and 2004 Plans vest at the date of the grant, with the exception of options granted to James C. Verney, which vested according to a schedule in his Employment Agreement and are currently all vested.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model were evaluated and revised, as necessary, to reflect market conditions and experience.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are based on the historical volatility of the Company’s stock for a period equal to the expected term of the options.  The expected term of the options represents the period of time that options granted are outstanding and is estimated using historical exercise and termination experience.

Prior to the adoption of SFAS 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows.  SFAS 123R requires that such benefits be recognized as a financing cash flow.  The benefit of tax deductions in excess of recognized stock compensation expense for the nine months ended September 30, 2006 was immaterial.

The following table illustrates the effect of net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s option plans for the three and nine months ended September 30, 2005:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005

Net Income:
As reported	$203,548	$378,992
Deduct total stock-based employee compensation expense determined under fair value based method for all outstanding and unvested awards, net of tax	96,432	130,594

Pro forma	$107,116	$248,398

Basic and diluted net income per share:
As reported	$0.09	$0.21
Pro forma	$0.09	$0.21

The fair value of options granted during the nine months ended September 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2006	2005

Expected term (years)	5	9.1
Risk-free interest rate	5.08%	4.09%
Volatility	84.03%	53.47%
Dividend yield	—	—

There were 0 and 6,000 stock options granted during the three and nine month periods ended September 30, 2006. The estimated fair value at the date of grant was $5.10 for the 1,000 stock options granted during the first quarter of 2006 and $6.80 for the 5,000 stock options granted during the second quarter of 2006. There were no grants during the third quarter of 2006. The estimated weighted average fair value of the stock options granted during the nine month period ended September 30, 2006 was $6.50.  There were 46,500 stock options granted during the nine-month period ended September 30, 2005, all at an estimated fair value of $5.77.

The following table summarizes stock options outstanding as of September 30, 2006, as well as activity during the nine-month period then ended:

			Contractual
		Exercise Price Per Share	Term	Aggregate
	Options	Weighted	Weighted	Intrinsic
	Outstanding	Average	Average	Value
Balance, December 31, 2005	67,000	$9.00		$236,400
Granted	6,000	9.80
Exercised	(3,000)	9.20		$2,300
Expired	(9,000)	9.20
Balance, September 30, 2006	61,000	$9.10	4.9	$135,200

All options outstanding at September 30, 2006 are exercisable.  At September 30, 2006, there were 39,000 shares available for future grants under the plans.  The presentation above reflects the reverse stock split effective August 10, 2006 (Note 2).

(4)                                 Investment in Marketable Security

During the third quarter ended September 30, 2006, the Company purchased common stock in Friendly Ice Cream Corp. Investment and all other capital allocation decisions are made by Mr. Biglari, the Company’s Chairman, under the limited authority delegated by the Board of Directors.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $5.5 million, and, in addition, has authority to borrow a maximum of $2 million.  The Company has a margin securities account with Jefferies & Company, Inc. The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately 5.75% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by Jefferies, in its discretion, from time to time.  The collateral securing the margin loans are the Company’s holdings in the marketable security.  The minimum and maximum amount of any particular margin may be established by Jefferies, in its discretion, regardless of the amount of collateral delivered to Jefferies, and Jefferies may change such minimum and maximum amounts from time to time.  The Company’s balance of margin debt was $1,693,084 as of September 30, 2006.  Subsequent to September 30, 2006, the Company borrowed $695,000 against its line of credit with Branch Banking and Trust to repay an additional $700,000 borrowed on margin on October 2, 2006.

The Company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available-for-sale securities are recorded at fair value in Investments in marketable security on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Following is a summary of our marketable equity security:

	September 30, 2006
	Cost	Fair Value	Gross Unrealized Gains
Friendly Ice Cream Corp	$3,793,084	$4,950,013	$1,156,929

(5)                                 Goodwill and Other Intangible Assets

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

There were no changes in the net carrying amount of goodwill for the three and nine-months ended September 30, 2006 and 2005.

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

As of September 30, 2006
	Gross	Weighted average
	carrying	amortization	Accumulated
	amount	period	amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$8,036,266

Aggregate amortization expense for amortizing intangible assets for the three and nine-month periods ended September 30, 2006 was $157,574 and $472,722, respectively.  Estimated amortization expense is $630,300 per year through December 31, 2008.

(6)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options of 0 and 6,000 shares of common stock for the three and nine-month periods ended September 30, 2006 and stock options of 32,500 and 46,500 shares of common stock for the three and nine-month periods ended September 30, 2005, respectively, were not included in computing diluted earnings because the effect of these options are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

		Weighted
		Average	Earnings
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended September 30, 2006
Net income – basic	$84,651	1,191,133	$.07
Net income – diluted	$84,651	1,197,802	$.07

Three months ended September 30, 2005
Net income – basic	$203,548	1,188,857	$.17
Net income – diluted	$203,548	1,188,857	$.17

Nine months ended September 30, 2006
Net income – basic	$234,055	1,189,656	$.20
Net income – diluted	$234,055	1,198,462	$.20

Nine months ended September 30, 2005
Net income – basic	$378,992	1,189,534	$.32
Net income – diluted	$378,992	1,189,534	$.32

(7)                                 Closed Store Expense

Closed store expense for the nine months ended September 30, 2006 and 2005 was $0 and $350,279, respectively.  In the three months ended March 31, 2005, the Company recorded closed store expenses of $350,279, which included impairments of $128,471 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $221,808. There was no additional closed store expense or impairments recorded in the nine months ended September 30, 2006.

(8)                                 Reportable Segments

The Company has organized segment reporting with additional information to reflect how the Company views its business activities.  During the third quarter of 2006, operating segments of our Company have been identified based on separate financial information that is evaluated regularly in deciding how to allocate resources and in assessing performance. This format reflects a change from previous reports. The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  This segment also includes net costs incurred from subleases of previously operated locations, which is presented separately. The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Corporation does not allocate certain expenses to any business segment.  These costs include expenses of the following functions: legal, accounting stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These unallocated expenses are designated under Corporate.  All periods presented reflects the change in segment reporting.

The following table summarizes reportable segment information:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues from reportable segments:
Restaurants	$3,393,679	$3,655,713	$9,971,290	$11,629,512
Franchising	1,092,221	1,156,042	3,376,985	3,571,541
Total revenues	$4,485,900	$4,811,755	$13,348,275	$15,201,053
Depreciation and amortization:
Restaurants	$107,377	$81,659	$313,537	$263,029
Franchising	157,574	157,574	472,722	472,722
Corporate	2,887	22,871	5,560	75,327
Total depreciation and amortization	$267,838	$262,104	$791,819	$811,078
Interest expense:
Restaurants	$30,057	$63,468	$108,334	$220,365
Corporate	—	43	70	1,063
Total interest expense	$30,057	$63,511	$108,404	$221,428
Interest income:
Corporate	$16,343	$19,021	$53,443	53,215
Total interest income	$16,343	$19,021	$53,443	$53,215
Equity in loss of joint venture:
Franchising	$29,629	$—	$67,857	$—
Total equity in loss of joint venture	$29,629	$—	$67,857	$—
Income (loss) from operations:
Restaurants	$281,517	$388,344	$747,822	$1,071,075
Subleased properties	(106,508)	(42,566)	(254,667)	(143,015)
Franchising	671,953	720,563	2,016,923	2,230,192
Corporate	(647,885)	(690,486)	(1,911,202)	(2,617,787)
Gain on settlement of insurance claims	—	—	—	220,351
Total income from operations:	$199,077	$375,855	$598,876	$760,816

	September 30,	December 31,
	2006	2005
Total assets:
Restaurants	$2,572,131	$2,341,494
Franchising	2,380,179	2,907,946
Corporate	2,308,690	5,916,192
Investments in marketable securities	4,950,013	—
Goodwill of acquired businesses	4,310,200	4,310,200

Total assets	$16,521,213	$15,475,832

(9)                                 Contingencies

In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.  As of September 30, 2006, the Company has accrued $175,000 related to the items discussed below.

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single lease agreement and previously occupied by the Company.  Most recently, each of these premises has been subleased to various operators.  The lease agreement expired pursuant to its terms on June 30, 2006.  The plaintiffs have claimed in their lawsuit unspecified damages allegedly owing for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  At this time the likelihood of an unfavorable court outcome, or any potential loss, cannot be made with certainty.  However, the Company is prepared to vigorously contest the plaintiff’s claims and will pursue applicable cross claims and counterclaims.

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

Following the May 15, 2003 termination of the tenancies at-will, the Company advised five franchisees who continued to operate former Quincy’s units at that time to make any rent payments directly to FFCA.  With regard to eleven other former Quincy’s units, the Company became aware, on or about May 15, 2003, that the franchisees had elected to make their payments directly to FFCA and it is the Company’s understanding that FFCA has accepted these payments.  There can be no assurances that the franchisees have made their payments and will continue to make their lease payments in the future or that they even continue to operate these restaurants.  The Company’s estimate of the total payments that were made directly to the lessor for these sixteen franchisees, or former franchisees, is approximately $3,894,000 through September 30, 2006.

While the Company disputes any liability for any of the following amounts, to the Company’s knowledge, as of September 30, 2006 a total of approximately $3,063,000 of rental payments had not been made by either the franchisees or by the Company with regard to the above-referenced nine closed properties.

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

(10)                          Change in Estimate

At December 31, 2005, $83,500 had been accrued for management’s estimate of losses on subleases through the end of the lease termination date of June 30, 2006.  Based on a subsequent guarantee obtained on the rent and subsequent collection of past due rents, the Company reversed the accrual as of March 31, 2006 and has included the reversal as a reduction of restaurant operating expenses.

(11)                          Early Extinguishments of Long-Term Debt

During the first quarter of 2006, the Company paid off three loans.  The payoffs included a write off of financing costs associated with the early extinguishments of long-term debt of $29,699 and a prepayment penalty assessed on one of the loans of $62,836.

(12)                          Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company has guaranteed 50% of the loan obligation.  The Company estimated the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and its investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2005.  There was no change at September 30, 2006 based on the Company’s current estimate of the fair value of the guarantee.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company accounts for its investment using the equity method and the Company’s share of the net loss for the joint venture of $29,629 and $67,857 for the three and nine months ended September 30, 2006 is included in equity in loss of unconsolidated joint venture.  The Company has recorded a receivable from the joint venture of $116,693 at September 30, 2006 and the corresponding payable is reflected on the balance sheet of the joint venture. The restaurant is scheduled to open December 2006.

Financial Data

The following is selected financial information for the joint venture at September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$—	$—
Payroll expense	31,480	46,940
Prototype plan expense	238	11,201
Smallwares	5,100	5,100
Interest	13,823	32,570
Net loss	(58,735)	(135,714)
Balance Sheet Data:
Cash		24,916
Land, leasehold improvements, and construction in progress		2,007,689
Loan costs, net		13,852
Total assets		2,047,088
Loan payable		1,396,473
Accounts payable and accrued expenses		20,729
Members’ equity		421,050

(13)         Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.  We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after

November 15, 2006. We have not yet determined the effect, if any, that the application of SAB No. 108 will have on our results of operations or financial condition.

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

The Company operated and franchised a total of 129 restaurants located in 19 states, including 5 Company-owned and 124 franchise restaurants as of September 30, 2006.  The restaurants include a family steakhouse concept and a steak and buffet concept.

The Company’s objective is to maximize its intrinsic business value per share over the long term.  In meeting this objective, the Company will evaluate all investment alternatives to achieve above-average returns on capital. The Company will continue to franchise restaurants and maximize operating results of the five Company-operated restaurants.

The Company seeks to invest in stocks of businesses at prices below their intrinsic business value. The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  As of the date of this filing, the equity investment portfolio included one stock, Friendly Ice Cream Corporation. The carrying values of the Company’s equity securities are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio. A significant decline in the price of major investments may produce a large decrease in the Company’s stockholder’s equity. (See Note 4) Operating decisions for the Company are made by management. As described above, investment and all other capital allocation decisions are made for the Company by Mr. Biglari, Chairman of the Board of Directors.

A strategic alliance with Star Buffet, Inc. was announced in April 2006.  Star Buffet announced plans to convert certain of its existing restaurants to the Western Sizzlin brand and to test a newly developed Western Sizzlin buffet prototype. As of September 30, 2006, Star Buffet had not opened or converted any restaurants into a Western Sizzlin brand.

On August 10, 2006, the Company effected a 1-for-10 reverse stock split pursuant to the discretionary authority granted by the stockholders at the Annual Meeting of Stockholders on June 20, 2006.

The SEC declared the Company’s Form S-3 Registration Statement (as amended) effective as of November 7, 2006.  The Company has set a record date of November 9, 2006 and an expiration date of December 8, 2006.

Results of Operations

Net income for the three and nine months ended September 30, 2006 was $84,651 and $234,055 compared to net income of $203,548 and $378,992 for the three and nine months ended September 30, 2005.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Company-operated restaurants	75.7%	76.0%	74.8%	76.5%
Franchise royalties and fees	24.3	24.0	25.2	23.5
Total revenues	100.0	100.0	100.0	100.0

Company-operated restaurants – food, beverage and labor costs	52.7	52.7	53.2	54.4
Restaurant occupancy and other	15.7	13.5	14.1	13.3
Subleased restaurant expenses	2.4	.9	1.9	1.2
Franchise operations – direct support	5.9	5.8	6.6	5.7
Corporate expenses	12.9	13.9	13.8	14.2
Depreciation and amortization	6.0	5.4	5.9	5.3
Closed store expenses	—	—	—	2.3
Gain on settlement of insurance claims	—	—	—	(1.4)
Total costs and expenses	95.6	92.2	95.5	95.0

Income from operations	4.4	7.8	4.5	5.0

Other income (expense)	(1.1)	(1.0)	(1.5)	(.9)

Income before income tax expense	3.3	6.8	3.0	4.1
Income tax expense	1.4	2.6	1.2	1.6
Net income	1.9%	4.2%	1.8%	2.5%

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	6	5	6
Opened	—	—	—	—
Closed	—	1	—	1
Franchised	—	—	—	—
End of period	5	5	5	5
Number of U.S. Franchised Restaurants:
Beginning of period	130	144	135	148
Opened	—	1	—	3
Closed	6	5	11	11
End of period	124	140	124	140

Revenues

Company-operated restaurant revenues decreased $262,000 (7.2%) to $3.4 million for the three months ended September 30, 2006 as compared to $3.7 million for the comparable three months ended September 30, 2005.   Revenues for Company-operated restaurants decreased $1.7 million (14.3%) to $10.0 million for the nine months ended September 30, 2006 as compared to $11.6 million for the comparable nine months ended September 30, 2005. The decreases are largely attributable to the closing of a Company-operated location in February, 2005 and a closing of a Company-operated location in July, 2005 due to a total loss by fire casualty.  Same store sales for the three and nine months ended September 30, 2006, experienced an overall decrease of 0.86% and 0.06%, respectively.

Franchise revenues decreased 5.5% to $1.1 million for the three months ended September 30, 2006 as compared to $1.2 million for the comparable three months ended September 30, 2005.  Franchise revenues decreased 5.4% to $3.4 million for the nine months ended September 30, 2006 as compared to $3.6 million for the nine months ended September 30, 2005.  The decreases are attributable to fewer franchised units in the system at September 30, 2006 as compared to September 30, 2005.  Same store sales for the three and nine months ended September 30, 2006, experienced an overall increase of 2.63% and 1.65%, respectively.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs decreased $170,600 (6.7%) to $2.4 million for the three months ended September 30, 2006 from $2.5 million for the three months ended September 30, 2005.   These costs for the three month periods stayed the same as a percentage of Company-operated restaurants revenue of 70.0% in 2005 and 2006. For the nine month period ended September 30, 2006, the costs of Company-operated restaurants decreased $1.2 million (14.2%) to $7.1 million from $8.3 million in 2005.  These costs for the nine month periods slightly increased as a percentage of Company-operated restaurants revenue from 71.1% in 2005 to 71.2% in 2006.   The decrease in the costs was largely attributable to the closing of a Company-operated location in February 2005 and the closing due to fire of a Company-operated location in July, 2005.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, increased by $55,700 (8.6%) for the three months ended September 30, 2006 versus the prior year’s comparable period. These costs for the three month periods increased slightly as a percentage of Company-operated restaurant revenues from 17.8% in 2005 to 20.8% in 2006.  The increases for the three months ended September 30, 2006 were attributable to increased occupancy and other expenses in the restaurants. For the nine months ended September 30, 2006, restaurant occupancy and other, decreased by $148,000 (7.3%) versus the prior year’s comparable period.  The decrease was attributable to the closings of two Company-operated locations in 2005. These costs for the nine months period increased as a percentage of Company-operated restaurant revenues at 18.8% in 2006 and 17.4% in 2005.

Subleased restaurant expenses includes net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses increased by $66,000 (165.6%) for the three months ended September 30, 2006 versus the prior year’s comparable period.  For the nine months ended September  30, 2006, these expenses increased by $78,000 (44.8%) versus the prior year’s comparable period.  The increases were largely attributable to additional expenses incurred on repair and maintenance of the facilities and uncollectible rents.

Cost of franchise operations direct support expense were $262,700 for the three months ended September 30, 2006 compared to $277,900 in 2005, and were 24.1% and 24.0% as a percentage of franchise operations revenues for 2006 and 2005, respectively.  Cost of franchise operations were $887,000 and $869,000 for the nine month periods ended September 30, 2006 and 2005, and were 26.3% and 24.3% as a percentage of franchise operations revenues, respectively.  These costs are comparable year to year for the periods presented.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses decreased by $91,000 (13.6%) for the three months ended September 30, 2006 versus the prior year’s comparable period.  For the nine months ended September 30, 2006, these expenses decreased by $319,000 (14.7%) versus the prior year’s comparable period.  The decreases were attributable to personnel reductions and targeted expense reductions in 2006.

Depreciation and amortization expense was $5,700 (2.2%) more for the three months ended September 30, 2006 versus the three months ended September 30, 2005 and $19,300 (2.4%) less for the comparable nine month period then ended.  The increases in the third quarter were attributable to an increase in capital expenditures placed in service due to remodels of two Company-operated locations during 2006.

Closed store expenses were $0 and $350,000 for the three and nine months ended September 30, 2005 and there was no closed store expense in 2006 for the comparable periods.  The first quarter 2005 expenses included impairment of $128,000 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a Company-operated restaurant of $222,000 in February 2005.

Other Income (Expense)

Interest expense decreased $33,500 and $113,000 for the three and nine months ended September 30, 2006 over the comparable periods in 2005 due to a lower average principal outstanding balance.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Other expense increased $3,000 for the three months ended September 30, 2006 and increased $57,000 for the nine months ended September 30, 2006 over the comparable periods in 2005.  The increases were largely attributable to the recording of the equity in loss of joint venture during 2006.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 43.3% and 38.1% for the three and nine months ended September 30, 2006 and 41.0% and 38.4% for the same periods in 2005.  The increased percentages were largely attributable to deferred income tax effect of unrealized holding gains on the investment in a marketable security.

Cash and Cash Equivalents

As of September 30, 2006, the Company had $124,361 of cash and cash equivalents as compared to $1.9 million as of September 30, 2005.  The decline in cash and cash equivalents was largely attributable to a purchase of an investment in a marketable security of $2.1 million, payments of long-term debt of $1.4 million, partially offset by proceeds from fire casualty and cash generated from operations of $1.4 million.

Investment of Available Capital

The Company’s cash flows have exceeded its working capital, financing and capital investment needs, and management expects that the Company’s cash flows will continue to exceed its operating cash needs for the foreseeable future.  The Company regularly evaluates how best to use available capital to increase stockholder value.  The Company may pursue investments in the form of acquisitions, joint ventures and partnerships where the Company believes attractive returns can be obtained.  Further, the Company may determine under certain market conditions that available capital is best utilized to fund investments that it believes offer the Company attractive return opportunities, whether or not related to its ongoing business activities.

As previously disclosed in Note 4, the Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to its Chairman, Sardar Biglari, subject to  Board reporting requirements and various limitations that have been or may be from time to time adopted by the Board of Directors.  These investments may include significant and highly concentrated direct investments with respect to the equity securities of public companies.  Any such investments will involve risks, and stockholders should recognize that the Company’s balance sheet may change depending on the performance of investments.  Furthermore, such investments could be subject to volatility that may affect both the recorded value of the investments as well as the Company’s periodic earnings. See Risk Factors, page 25.

Operating Activities and Cash Flows

The Company generated approximately $1.4 million in operating cash flows for the nine months ended September 30, 2006 and $209,000 for the nine months ended September 30, 2005.  The Company’s primary source of operating cash flows is the operating profits generated from Company operations and franchise operations.

Investing Activities

During the nine months ended September 30, 2006, the Company spent $480,000 on capital expenditures compared to $181,000 spent during the equivalent period in the prior year.  Capital expenditures for 2006 included approximately $450,000 for the remodel of two Company-operated stores in Northern Virginia.  The balance of the capital expenditures was for necessary replacement of equipment and leasehold improvements in the other three Company-operated locations. Also included in investing activities for 2006 is a $2.1 million investment in marketable security.  Offsetting uses of cash for investing activities were proceeds from fire casualties of $785,000 and $653,000 for the nine months ended September 30, 2006 and 2005, respectively.

Financing Activities

The Company made payments of long-term debt of $1.4 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of debt. The Company continually reviews available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Application of the critical accounting policies discussed below requires significant judgments by management, often as a result of the need to make estimates of matters that are inherently uncertain.  If actual results were to differ materially from the estimates made, the reported results could be materially affected.  The Company is not currently aware of any reasonably likely events or circumstance that would result in materially different results. Senior management has reviewed the critical accounting policies and estimates and the Management’s Discussion and Analysis regarding them with the Audit Committee of the Board of Directors.

Trade Accounts and Notes Receivable and the Allowance for Doubtful Accounts

The Company collects royalties, and in some cases rent, from franchisees.  The Company views trade accounts and notes receivable and the related allowance for doubtful accounts as a critical accounting estimate since the allowance for doubtful accounts is based on judgments and estimates concerning the likelihood that individual franchisees will pay the amounts included as receivables from them.  In determining the amount of allowance for doubtful accounts to be recorded for individual franchisees, the Company considers the age of the receivable, the financial stability of the franchisee, discussions that may have occurred with the franchisee and a judgment as to the overall collectibility of the receivable from the franchisee.  In addition, the Company establishes an allowance for all other receivables for which no specific allowances are deemed necessary.  If average sales or the financial health of franchisees were to deteriorate, the Company might have to increase the allowance for doubtful accounts.

Investments

The Company classifies our marketable securities as available-for-sale, which are reported at fair value.  Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity.  Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.  All investments are marked-to-market based on quoted market prices and recorded at their fair value.

Long-lived Assets, Franchise Royalty Contracts and Goodwill

The Company views the determination of the carrying value of long-lived assets, franchise royalty contracts and goodwill as critical accounting estimates since it must evaluate the estimated economic useful life in order to properly depreciate or amortize our long-lived assets and franchise royalty contracts and because it must consider if the value of any of our long-lived assets have been impaired, requiring adjustments to the carrying value.  Goodwill is not subject to amortization but is subject to at least an annual impairment test to determine if the carrying amount exceeds its fair value.

Economic useful life is the duration of time the asset is expected to be productively employed, which may be less than its physical life.  The estimated economic useful life of an asset is monitored to determine if it continues to be appropriate in light of changes in business circumstances.

Commitments and Contingencies

The Company views accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred.  Actual results could differ from the expected results determined based on such estimates.

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

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.  We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We have not yet determined the effect, if any, that the application of SAB No. 108 will have on our results of operations or financial condition.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments.  As of September 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk.  The Company is exposed to market risk related to interest rates, as well as increased prices in restaurant industry commodities such as beef.

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at September 30, 2006 (dollars in thousands):

EXPECTED MATURITY DATE

	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$89	$163	$119	$109	$121	$336	$937	$1,011
Average Interest Rate	9.88%	9.96%	10.03%	10.07%	10.07%	10.07%	10.00%

Item 4.  Controls and Procedures

Our senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006.  Based on their evaluation as of December 31, 2005, they had concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed by us in our annual report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2005, management identified a material weakness due to limited financial and accounting personnel with the appropriate expertise to ensure that our annual and periodic financial statements comply with generally accepted accounting principles (“GAAP”) and SEC reporting requirements.

The ineffective control over the application of GAAP and SEC reporting requirements related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected.  Management is addressing this weakness by having formed a consulting relationship with an accounting firm other than our independent registered public accounting firm with appropriate expertise in these matters.  We are using this firm to assist with the preparation and review of our filings beginning with the second quarter of 2006.  There were no other changes in our internal controls or in other factors that could significantly affect these controls since the evaluation process was completed as of September 30, 2006.

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

Item 1A.Risk Factors

An investment in the common stock of any company involves a degree of risk.  Investors should consider carefully the risks and uncertainties described in our Registration Statement on Form S-3 (as amended), on file with the SEC and incorporated herein by reference (Exhibit 99.0), which update and are in addition to those detailed in the Company’s Annual Report on Form 10-K, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations.  The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations for company operations, as well as franchised operations.  The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

Item 6.    Exhibits :

See Exhibit Index on page 27.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

	By:	/s/ James C. Verney
James C. Verney
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date: November 9, 2006

EXHIBIT INDEX

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.0                           Risk Factors (incorporated by reference to pages 5-12 of the Company’s Registration Statement on Form S-3 (as amended)).