Form 10-K
period 2006-12-31
WESTERN SIZZLIN CORP
filed 2007-03-23
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number   0-25366

WESTERN SIZZLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0723400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1338 Plantation Road, Roanoke, Virginia	24012
(Address of principal executive offices)	(Zip Code)

(540) 345-3195

Registrant’s telephone number, including area code Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of theAct.

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

The aggregated market value of the Company’s voting common stock held by non-affiliates, based upon the average bid and asked price as of June 30, 2006, was approximately $13,088,000. For purposes of this computation, the registrant assumed that its Directors and Executive Officers were “affiliates.”

As of March 15, 2007, there were 1,787,750 shares, $0.01 par value, of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of the Stockholders are incorporated by reference in Part III,  Items 10, 11, 12, 13, and 14.

WESTERN SIZZLIN CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2006

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

Our Business

Western Sizzlin Corporation (formerly Austins Steaks & Saloon Inc.) operates and/or franchises, WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet, and Quincy Steakhouses.  We changed our name to Western Sizzlin Corporation effective October 1, 2003, in connection with a merger of a wholly owned subsidiary into the Company.  Item 6 of this report sets forth further details on the merger transaction, name change and recent format restructuring.

We operate and franchise a total of 129 restaurants in 19 states, including five Company-owned, 123 franchise restaurants, and one joint venture restaurant.  The restaurants include a family steakhouse concept and a buffet concept.  We have seen a decline in our franchise base in recent years.  We are undertaking concerted efforts to revitalize our brand and franchise new restaurants and have made efforts toward addressing this challenge.  We are also focused, on an opportunistic basis, on transactions with or investments in related or unrelated lines of business.

Our objective is to maximize our intrinsic business value per share over the long term.  In meeting this objective, we will evaluate all investment alternatives to achieve above-average returns on capital.

As of December 31, 2006 we operated 5 Great American Steak & Buffet restaurants. In addition, approximately 85 franchisees operated 123 WesterN SizzliN, WesterN SizzliN Wood Grill, Great American Steak & Buffet and Quincy Steakhouses.

Restaurant Operations and Support

We have always set guest satisfaction as our first priority. Currently, we operate under the following trade name concepts:

•                                          WesterN SizzliN Steak & More

•                                          WesterN SizzliN Wood Grill

•                                          Great American Steak & Buffet Company

•                                          Quincy Steakhouses

•                                          Austin’s

Our aim is to deliver a dining experience that exceeds customer expectations.  Consistently providing high quality, flavorful food products with both a full line of entree offerings and an enhanced buffet bar offering can be a challenge. Our goal is not only to meet this challenge, but to exceed the guest expectation of both quality and service, and to offer a price point that the guest will perceive as an exceptional value.

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

Potential site locations are identified by a potential franchisee and/or corporate personnel, consultants and independent real estate brokers. Our executive management team will approve or disapprove any proposed restaurant site. The majority of restaurants are free-standing but some restaurants are developed in other formats such as strip centers.

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

Purchasing

In 2004, we negotiated a national, five-year contract with a broadline distributor and one to twelve month agreements with other vendors, as well. This allows us to maximize our buying power based on volume and also works towards our goals of system-wide consistency.  We utilize velocity reports supplied by our various distributors to look for opportunities to consolidate our purchases resulting in cost of food savings.  Our stores are divided into areas based on geographical location.  While each store places their own orders with the various distributors, the most successful stores are the ones who support the areas and use the volume of the combined buying power to be as economically efficient as possible.

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

The coordinated efforts of ADRF, area field consultants, training instructors, corporate personnel, franchise owners, managers and the entire system of operators share in the ongoing success of marketing programs.  Our programs utilize virtually all types of media including billboards, newspapers, television and radio.

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

Employees

As of December 31, 2006, we employed approximately 290 persons, of whom approximately 245 were restaurant employees, 23 were restaurant management and supervisory personnel, and 14 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis.  None of our employees is covered by a collective bargaining agreement and we consider our employee relations to be good.

Item 1A. Risk Factors

We are dependent on key personnel.

We believe that our success depends in part on the services of Sardar Biglari, our Chairman, and of key executives, including James C. Verney, President and Chief Executive Officer, and Robyn B. Mabe, Vice President and Chief Financial Officer. The loss of the services of Messrs. Biglari or Verney, or of Mrs. Mabe, could have a material adverse effect upon our business, financial condition and results of operations. Qualified replacements may not be available in a timely manner, if at all. Our continued growth will also depend on our ability to attract and retain additional skilled management personnel.

Our stock price could be volatile.

Fluctuations in our stock price may result from general market conditions, perceived changes in the underlying characteristics of our business, and the relative price of competing investments. The volume of trading in the market for our common stock is typically very limited. As a consequence, liquidating your investment could cause a decline in our stock price. Because of changes in the balance of buy and sell orders, notwithstanding other relevant factors, the price of our common stock can fluctuate for reasons unrelated to the performance of our business.

A sale of a substantial number of shares of our common stock could cause the market price to decline.

The sale of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of December 31, 2006, 1,787,750 shares of common stock were outstanding. In addition, there were 58,000 shares issuable upon exercise of outstanding stock options at exercise prices ranging from $8.20 to $10.30. We cannot predict any effect that sales of shares of our common stock or the availability of shares for sale will have on prevailing market prices. However, substantial amounts of our common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

We are controlled by two stockholders.

Two stockholders, Sardar Biglari, our Chairman, and Jonathan Dash, a Director, beneficially own or exercise voting power through related entities for over 50% of our common stock. In particular, Mr. Biglari controls approximately 34% and Mr. Dash approximately 26% of our outstanding common stock. Further details on their respective holdings are reflected in their Forms 13-D, as amended, which are filed with the Securities and Exchange Commission.  The sale of a substantial number of shares of our common stock by these two stockholders, or other principal stockholders in the public market, could substantially reduce the prevailing market price of our common stock.

Our Board of Directors has recently undergone significant change.

In November 2005, we added three new members to our Board of Directors, namely Sardar Biglari, Philip L. Cooley and Paul D. Sonkin. Subsequently, in March 2006, six of the incumbent directors, Paul C. Schorr, III (our former Chairman), A. Jones Yorke, J. Alan Cowart, Jr., Pat  Vezertzis, Jesse M. Harrington and Roger D. Sack, resigned from the Board. At that same time Mr. Sonkin indicated that he would not stand for reelection at the 2006 annual meeting of stockholders. He ultimately resigned prior to the annual meeting. Mr. Jonathan Dash was elected to the Board in March 2006. Mr. Thomas M. Hontzas resigned from the Board in August 2006. Mr. Kenneth R. Cooper was elected to the Board in March 2007.  While we believe that the Board of Directors as presently constituted with Mr. Biglari as Chairman, Philip L. Cooley, Ph.D. as Vice Chairman and Directors Titus W. Greene, Jonathan Dash and Kenneth Cooper will function at least as well as the Board had done previously, there is no guarantee this will be the case. The failure of the new members of the Board to function adequately together would have a material adverse effect on our business. This could result in an adverse impact on our financial condition, results of operations and our stock price.

The Audit and Finance Committee of the Board of Directors did not have the number of directors required by NASDAQ rules until March 2007.

Our common stock is not listed on a stock exchange, but is quoted on the OTC Bulletin Board. In accordance with applicable Securities and Exchange Commission rules, the Board of Directors has elected to measure its corporate governance by the rules applicable to companies listed on the NASDAQ Capital Market. Those rules provide that an audit committee be composed of at least three directors meeting special independence requirements. Until recently, Our Audit and Finance Committee presently had one member, Dr. Cooley.   With the election of Kenneth Cooper to the Board in March 2007, the Board reconstituted the Audit and Finance Committee to include Mr. Cooper and Titus Greene.  The Board has determined that all three members meet the special independence requirements of the NASDAQ’s rules for audit committee members.  We cannot guarantee that the new committee will function adequately.

We are dependent on one key person for investment and capital allocation decisions.

Investment decisions and all major capital allocation decisions are made for our business by Sardar Biglari, Chairman of the Board of Directors. Although there are limitations on Mr. Biglari’s authority and the Board monitors his investment and capital allocation decisions, there is risk in having concentrated decision-making authority. Mr. Biglari’s decisions could either independently or in the aggregate involve amounts that are material to our business. Additionally, if for any reason the services of Mr. Biglari were to become unavailable, there could be a material adverse effect on our business, since he is singularly responsible for these decisions.

Our investment portfolio in marketable securities is highly concentrated.

In 2006 we invested in shares of the common stock of Friendly Ice Cream Corporation, which is traded on AMEX under the symbol “FRN”.  This constitutes our sole investment in publicly traded securities and was a material percentage of our assets on December 31, 2006.  A decline in the price of Friendly’s common stock may produce a material decrease in our stockholders’ equity and our stock price.

Our investment activities may involve the purchase of securities on margin.

We may purchase securities on margin in connection with our investment activities. If we do so, a significant decrease in the value of the securities that collateralize the margin line of credit could result in a margin call. If we do not have sufficient cash available from other sources in the event of a margin call, we may be required to sell those securities which could result in a loss.

Our investment activities could require registration as an Investment Company.

While we have historically been principally engaged in franchising and operating restaurants, our recent investment activities could bring us within the definition of an “investment company” and require us to register as an investment company under the Investment Company Act of 1940.  The Board of Directors has adopted a policy requiring management to restrict the Company’s operations and investment activities to avoid becoming an investment company, until and unless the Board approves otherwise. We do not intend to change our principal business and the Board has not approved otherwise.

Notwithstanding our Board policy, if our investment activities inadvertently result in our being determined to be an investment company and we fail to register as an investment company, we might be unable to enforce contracts with third parties, and third parties could seek rescission of transactions with us undertaken during the period that we were an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act.  In addition, we might be subject to monetary penalties or injunctive relief, or both, in an action brought against us by the SEC.

We are experiencing a decline in our franchise base.

We have experienced steady declines in our existing franchise base for the past several years. Since January 1, 2004, we had a total of 37 closures and currently have a total of 124 franchised restaurants. Of the 37 closed restaurants the majority were Western Sizzlin brand restaurants. The average sales of our franchised restaurants are approximately $1.6 million. The average sales of the closed restaurants were $1.0 million or less. The closures of franchised restaurants were caused by their operating at a competitive disadvantage which stemmed from such factors as location, facility, lack of reinvestment, mismanagement, among others factors. There is no guarantee that these reasons will be eliminated. Moreover, these closures occurred during generally favorable economic conditions and it is possible that this trend could accelerate in the event of an economic downturn or recession. While we are striving to reverse this trend by revitalizing our franchise models, there is no assurance that we will be successful in doing so and as a result our franchise base may continue to decline regardless of the economic environment.

Our restaurants operate in a highly competitive environment.

Our restaurants, both franchised and Company-owned, operate in a highly competitive industry comprised of a large number of restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as locally-owned, independent restaurants. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant management’s control, including changes in the public’s taste and eating habits, population and traffic patterns and economic conditions. New competitors may emerge at any time. We may not be able to compete successfully against our competitors in the future. Competition may have a material adverse effect on our operations or earnings.

We are highly dependent on attracting and retaining qualified employees while also controlling labor costs.

We are extremely dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. If restaurant management and staff turnover trends increase, we would suffer higher direct costs associated with recruiting and retaining replacement personnel. We could suffer from significant indirect costs, including restaurant disruptions due to management changeover and potential delays in new store openings due to staff shortages. Competition for qualified employees exerts upward pressure on wages paid to attract personnel, resulting in higher labor costs, together with greater expense to recruit and train them. Many of our employees are hourly workers whose wages are likely to be impacted by an increase in the federal or state minimum wage. Proposals have been made at federal and state levels to increase minimum wage levels. An increase in the minimum wage may require an increase or create pressure to increase the pay scale for our employees. A shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs.

We are dependent upon the timely delivery of fresh ingredients.

Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand and economic and political conditions could adversely affect the cost, availability and quality of our ingredients. Historically, when operating expenses increased due to inflation or increases in food costs, we generally have been able to offset these higher costs by increasing our menu prices. We may not be able to recover increased costs in the future because competition may limit or even prohibit such future increases. If the variety or quality of our food products declines due to the lack or lower quality of our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our sales.

General economic factors may adversely affect our results of operations.

National, regional, and local economic conditions, such as recessionary economic cycles or a worsening economy, could adversely affect disposable consumer income and consumer confidence. Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in some or all of our restaurants, impose practical limits on our pricing and increase our costs. Any of these factors could lower our profit margins and have a material adverse affect on our results of operations. The impact of inflation on food, beverages, labor, utilities and other aspects of our business can negatively affect our results of operations. Although we attempt to offset inflation through periodic menu price increases, cost controls and incremental improvement in operating margins, we may not be able to completely do so. This may negatively affect our results of operations.

We face the risk of adverse publicity and litigation relating to food-borne illness, employment and other matters that could have a material adverse affect on our business and financial performance.

We may be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. While the risk of food-borne illness is real, whether it results from improper operations, new diseases or from chemicals in certain food products, the risk would generally only affect a limited number of our restaurants. As soon as any food issues became known to us, those food items that were potentially at risk would be no longer served to customers.

While the risk of food-borne illness or injury would likely be localized, the risk of the adverse publicity that might result from such an incident is more generalized and accordingly much greater. The general public’s response to adverse publicity relating to our restaurant brands could materially adversely affect a significant number of our restaurants. This could be true whether the allegations underlying the adverse publicity are valid or whether we are liable.

Furthermore, more generalized health concerns about the consumption of beef or chicken due to reported incidents of diseases such as Bovine Spongiform Encephalopathy (“mad cow disease”) or Avian Influenza (“bird flu”) could lead to changes in customer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef or chicken or significantly raise the prices of beef or chicken.

In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A significant judgment for any claim(s) could materially adversely affect our financial condition or results of operations.

Our planned sales growth through new, relocated or remodeled restaurants, both Company-owned and franchised locations, may not be successful.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites. Those are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and building codes. Federal and state laws govern our relationships with employees, including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, employment tax rates, family leave, tip credits, working conditions, safety standards and citizenship requirements. Federal and state laws prohibit discrimination and other laws regulating the design and operation of facilities, such as the American with Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business. These could adversely affect our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

Adverse weather conditions or losses due to casualties such as fire could negatively impact our financial performance.

Although we maintain, and require our franchisees to maintain, property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes, fire and other acts of God can adversely impact our sales in several ways. For example, severe weather typically discourages potential customers from dining out. In addition, a restaurant that is damaged by a natural disaster can be inoperable for a significant amount of time due to either physical damage or to a shortage of employees resulting from a relocation of the general population.

As disclosed in detail in our Forms 10-K for the fiscal years ended December 31, 2004 and 2005, we experienced losses due to fire in each of 2005 and 2004. The 2005 fire involved a company-owned restaurant and the 2004 fire consumed a subleased property. In both instances insurance covered the loss and we recorded a gain from the insurance proceeds received.

Pending litigation could have a material adverse effect on our financial position, cash flows and results of operations.

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

We are also from time to time a party to various other legal actions which are ordinary routine matters incidental to our business. While we believe that the ultimate outcome of these matters individually and in the aggregate will not have a material impact on our financial position, we cannot assure that an adverse outcome on any of these matters would not, in fact, materially impact our financial position, cash flows and results of operations.

We are involved in a potential proxy contest for two seats on the Board of Directors of Friendly Ice Cream Corporation.

We have recently become involved in a joint effort with The Lion Fund, LP, the private investment fund operated by Mr. Biglari, to nominate two individuals, Mr. Biglari and Dr. Cooley, as nominees for the Board of Directors of Friendly Ice Cream Corporation.  Our Board has determined that seeking these seats is in the best interest of our stockholders given our substantial investment in Friendly’s. We intend to engage in a proxy solicitation to get our nominees elected to Friendly’s Board of Directors, and have agreed to share the expenses of this effort with The Lion Fund, LP, on a pro-rata basis. There is no guarantee that our effort will be successful, and the costs associated with this effort could prove to be substantial regardless of the outcome and could materially impact our financial position.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2006, our five (5) Company-owned restaurants are located in leased space ranging from 8,000 square feet to 10,000 square feet.  Leases are negotiated with initial terms of five to twenty years, with multiple renewal options.  All of our leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels.  Generally, the leases are net leases which require us to pay the costs of insurance, taxes, and a pro rata portion of lessors’ common area costs.

See the discussion contained in Item 7 under “Operating Leases”, regarding certain lease properties with General Electric Franchise Finance Corporation.

We currently lease our executive office, approximately 8,300 square feet, which is located at 1338 Plantation Road, Roanoke, Virginia 24012.

Item 3.  Legal Proceedings

We accrue for an obligation in all known contigencies, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to us, we reassess our position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

Little Rock, Arkansas Lease

In September 2006, we were served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single lease agreement and previously occupied by us.  Most recently, each of these premises has been subleased to various operators.  The lease agreement expired pursuant to its terms on June 30, 2006.  The plaintiffs have claimed in their lawsuit unspecified damages allegedly owing for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  At this time the likelihood of an unfavorable court outcome, or any potential loss, cannot be made with certainty.  However, we are prepared to vigorously contest the plaintiff’s claims and will pursue applicable cross claims and counterclaims.

Other

As we previously reported in our quarterly filings, several legal proceedings were resolved during 2006, namely:  Dickson, Tennessee Claim, Chubb Claim, Lawrenceville, Georgia Claim, and Waldorf, Maryland Claim.

We are involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.         Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Common Stock Price and Dividend Data

Our common stock is quoted on the OTC Bulletin Board under the symbol “WSZL.”  The following table sets forth, for the periods indicated, the range of high and low bid prices for the common stock as reported on the OTC Bulletin Board.  Please note that quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.  The prices have been calculated retroactively to reflect the effect of the rights offering in the fourth quarter of 2006 and the 1 for 10 stock split and the third quarter of 2006.

Fiscal Years Ended December 31, 2006 and 2005	High	Low
First Quarter 2006	$9.90	$9.20
Second Quarter 2006	$10.87	$8.33
Third Quarter 2006	$9.83	$8.50
Fourth Quarter 2006	$9.80	$7.17
First Quarter 2005	$9.00	$6.86
Second Quarter 2005	$8.32	$7.32
Third Quarter 2005	$8.67	$7.80
Fourth Quarter 2005	$10.73	$7.80

As of March 15, 2007 there were approximately 450 stockholders of record of our common stock.

Our Board of Directors has not declared a dividend in either of the two most recent fiscal years.  Our Board of Directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of our cash, is in the best interests of the stockholders.  Such decisions are based on the facts and circumstances then-existing.  As a result, we cannot predict when, or whether, another dividend will be declared in the future.

Purchases of Equity Securities by the Issuer

The Company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Security on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  The Company’s investment in Friendly Ice Cream Corporation is recorded as a long-term asset.

Following is a summary of our marketable equity security at December 31, 2006.  We had no such investments at December 31, 2005:

	December 31, 2006
	Cost	Fair Value	Gross Unrealized Gains
Friendly Ice Cream Corp	$4,543,768	$6,508,645	$1,964,877

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information on securities authorized for issuance under our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	32,000	9.10	25,500
Equity compensation plans not approved by security holders	26,000	8.94	13,500
Total	58,000	9.00	39,000

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan.  Both the 2005 and 1994 Plans were adopted with the approval of our stockholders.  Under the 2004 Plan, our Non-Employee Directors are granted options to purchase 1,000 shares of common stock, priced at fair market value on the date of the option grant.  Options are granted automatically each year on the date of the Annual Meeting of Stockholders, or in the case of new Directors, on the first business day following their election to the Board.  All options are exercisable immediately upon grant.

Item 6.       Selected Financial Data,

October 2003 Merger, Name Change and Format Restructuring

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

Effective January 1, 2007, we restructured our operations into a holding company/subsidiary format whereby all of our operations are now conducted through wholly-owned subsidiaries.  This restructuring is not anticipated to have any tax impact and will have no impact on our financial reporting as we will continue to report consolidated financial statements.

Financial Data

The following selected historical consolidated financial information for each of the years ended December 31, 2002 through 2006 has been derived from our consolidated financial statements.  For additional information see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this report. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes included in this report.

	Years Ended December 31
	2006	2005	2004	2003	2002
	(In thousands, except per share)

Statement of Operations Data:
Total revenues	$17,404	$19,372	$21,708	$21,060	$39,443
Income (loss) from operations	628	1,426	1,174	783	(1,680)
Net income (loss)	274	681	566	212	(1,053)
Basic and diluted earnings (loss) per share	$0.23	$0.57	$0.48	$0.17	(0.86)
Shares used in computing basic earnings per share	1,215	1,189	1,190	1,212	1,217
Shares used in computing diluted earnings per share	1,225	1,190	1,190	1,212	1,217
Balance Sheet Data:
Working capital surplus (deficit)	3,238	2,001	1,480	$141	$(1,180)
Total assets	19,820	15,476	16,697	16,894	18,039
Long-term debt, excluding current maturities	685	848	2,698	3,549	4,075
Other long-term liabilities	464	42	15	50	—
Stockholders’ equity	17,398	11,760	10,093	10,527	11,522
Other Financial Data:
Dividends declared	—	—	—	119	183

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

	Year Ended December 31
Income Statement Data:	2006	2005	2004

Revenues:
Company-operated restaurants	74.6%	75.8%	77.0%
Franchise operations	23.1	21.9	21.2
Other	2.3	2.3	1.8
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of company-operated restaurants — food, beverage and labor costs	53.4	54.2	56.5
Restaurant occupancy and other	14.1	13.5	14.1
Sub-leased properties	1.9	.9	0
Franchise operations — direct support	7.1	7.3	6.6
Corporate expenses	13.4	13.7	11.9
Depreciation and amortization expense	6.1	5.5	5.5
Closed restaurants expense	—	1.8	—
Impairment and other charges	.3	1.7
Gain on settlement of insurance claims	—	(6.0)	—
Income from operations	3.7	7.4	5.4
Other income (expense)	(1.0)	(1.0)	(1.2)
Income before income tax expense	2.7	6.4	4.2
Income tax expense	1.1	2.8	1.6
Net income	1.6%	3.6%	2.6%

	Years Ended December 31
	2006	2005	2004
Restaurant Data:
Percentage increase (decrease) in average sales for Company-operated restaurants	(2.5)	11.6	5.0
Number of Company-operated restaurants included in the average sales computation	5	5	7
Average sales for Company-operated restaurants	$2,599,000	$2,665,000	$2,387,000
Number of Company-operated Restaurants:
Beginning of period	5	7	7
Opened	—	—	—
Closed/Franchised	—	2	—
End of period	5	5	7
Number of U.S. Franchised Restaurants:
Beginning of period	135	147	161
Opened	—	3	4
Closed	12	15	18
End of period	123	135	147
Number of Joint Venture Restaurants:
Beginning of period	—	—	—
Opened	1	—	—
Closed	—	—	—
End of period	1	—	—

Overview

We operated and franchised a total of 129 restaurants located in 19 states, including 5 Company-owned and 123 franchise restaurants and one joint venture restaurant as of December 31, 2006.  The restaurants include a family steakhouse concept and a steak and buffet concept.

Our objective is to maximize our intrinsic business value per share over the long term.  In meeting this objective, the Company will evaluate all investment alternatives to achieve above-average returns on capital.

We seek to invest in stocks of businesses at prices below their intrinsic business value. Our preferred strategy is to allocate a meaningful amount of capital in each investment, resulting in concentration.  As of December 31, 2006, the equity investment portfolio included one stock, Friendly Ice Cream Corporation. The carrying values of our equity securities are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio. A significant decline in the price of major investments may produce a large decrease in the our stockholder’s equity. Operating decisions are made by management. As described previously, investment and all other capital allocation decisions are made by Mr. Biglari, Chairman of the Board of Directors.

We announced a strategic alliance with Star Buffet, Inc. in April 2006.  Star Buffet announced plans to convert certain of its existing restaurants to the Western Sizzlin brand and to test a newly developed Western Sizzlin buffet prototype. As of the date of this filing, Star Buffet has become the licensee of two existing Western Sizzlin brand restaurants.

On August 10, 2006, we affected a 1-for-10 reverse stock split pursuant to the discretionary authority granted by the stockholders at the Annual Meeting of Stockholders on June 20, 2006.

We undertook a rights offering in the fourth quarter of 2006.  Our Form S-3 Registration Statement (as amended) was effective on November 7, 2006.  The record date for receiving rights in the offering was November 9, 2006 and the offering expired December 8, 2006.

2006 COMPARED TO 2005

Revenues

Total revenues decreased 10.2% to $17.4 million in 2006, from $19.4 million in 2005.  Company-operated restaurant sales decreased 11.6% to $13.0 million in 2006, from $14.7 million in 2005. This decrease was due to the closing of a Company-operated location in February 2005 and a closing of a Company-operated location in July 2005 due to a total loss by fire casualty.  Same store sales for 2006 experienced an overall decrease of 2.45% over 2005. Customer counts decreased 8.24% over 2005.  Price increases were implemented on the remodeled locations in 2006, with an average beverage increase of 10% and an average buffet increase of 4%.

Franchise and other revenues decreased 5.7% to $4.4 million in 2006, from $4.7 million in 2005. The decrease is primarily attributable to 12 less franchised restaurants during 2006.  Same store sales for 2006 experienced an overall increase of 1.10% over 2005.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs decreased $1.2 million (11.5%) to $9.3 million for the year ended December 31, 2006 from $10.5 million for the year ended December 31, 2005.   These costs for both years stayed the same as a percentage of Company-operated restaurants revenue of 71.5% in 2005 and 2006.  The decrease in the costs was largely attributable to the closing of a Company-operated location in February 2005 and the closing due to fire of a Company-operated location in July, 2005.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $155,100 (5.9%) for the year ended December 31, 2006 versus the prior year’s comparable period. These costs for the year increased as a percentage of Company-operated restaurant revenues from 17.8% in 2005 to 18.9% in 2006.  The decreases were attributable to the closings of two Company-operated locations in 2005.

Subleased restaurant expenses include net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses decreased by $160,000 (86.5%) versus the prior year’s comparable period.  The decreases were largely attributable to additional expenses incurred on repair and maintenance of the facilities and uncollectible rents during 2005.

Cost of franchise operations direct support expense decreased $175,000 (12.4%) to $1.2 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005.  The decreases are attributable to personnel reductions and targeted expense reductions during 2006 and additional spending in 2005 on consumer research and prototype plans.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter activities.  These expenses decreased by $319,000 (12.0%) for the year ended December 31, 2006 versus the prior year’s comparable period.  The decreases are attributable to personnel reductions and targeted expense reductions during 2006.

Depreciation and amortization for 2006 were comparable to 2005.

Closed restaurants expense of $350,279 in 2005 included impairment of $128,000 associated with the end of a subleased property due to a buyout of the lease and impairments related to the closing of a company-operated restaurant of $222,000 in February, 2005.  No such charges were experienced in 2006.

Impairment and other charges of $319,830 in 2005 included impairments associated with a subleased property consisting of a write down of assets deemed non-recoverable of $236,330 and $83,500 of related rent payments deemed non-collectible as of December 31, 2005.  Impairment and other charges of $46,284 in 2006 included impairments associated with subleased properties related to an expiring lease as of June 30, 2006.

Gain on settlement of insurance claims of $1,166,683 in 2005 included a gain of $220,351 attributable to insurance proceeds received on the Lawrenceville, Georgia casualty and a gain of $946,332 attributable to insurance proceeds received on the Waldorf, Maryland casualty. No such items were recorded in 2006.

Other income (expense) decreased from ($199,500) in 2005 to ($168,000) in 2006.  Interest expense decreased $120,000 (44.5%) comparing 2006 to 2005.  The decrease is due to a lower average principal outstanding balance.  Loss on early extinguishment of long term debt of $92,535 associated with payoff of certain loans was recorded in 2006.  Equity in the losses of a joint venture were $160,902 in 2006 compared to a loss of $21,618 in 2005. Included in 2006 is termination fee income of $163,000 associated with a negotiated settlement of certain franchise agreements.

Income tax expense is directly affected by levels of pretax income.  The Company’s effective tax rate was 40.4% and 44.5% for the years ended December 31, 2006 and 2005, respectively.

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

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs decreased $1.8 million (14.3%) to $10.5 million for the year ended December 31, 2005 from $12.3 million for the year ended December 31, 2004, and as a percentage of Company-operated restaurants revenue from 73.4% in 2004, to 71.5% in 2005.  The decreases are largely due to the closing of a company-operated location in February, 2005 and the closing due to a fire of a company-operated location in July, 2005.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $437,400 (14.3%) for the year ended December 31, 2005 versus the prior year’s comparable period. These costs for the year increased as a percentage of Company-operated restaurant revenues from 18.3% in 2004 to 17.8% in 2005.  The decreases were attributable to the closings of two Company-operated locations in 2005.

Subleased restaurant expenses include net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses increased by $170,000 versus the prior year’s comparable period.  The increases were largely attributable to additional expenses incurred on repair and maintenance of the facilities, and uncollectible rents during 2005, and the increase of subleased properties in 2005.

Cost of franchise operations direct support expense decreased $20,000 (1.4%) to $1.4 million for the year ended December 31, 2005 from $1.4 million for the year ended December 31, 2004.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses increased by $72,000 (2.8%) for the year ended December 31, 2005 versus the prior year’s comparable period.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2006, we had $2.3 million of cash and cash equivalents as compared to $1.7 million and $2.1 million as of December 31, 2005 and 2004, respectively.  The increase in cash and cash equivalents was largely attributable to proceeds from a rights offering during the fourth quarter of 2006 of $4.2 million at December 31, 2006, offset by a purchase of an investment in a marketable security of $4.5 million during the third and fourth quarters of 2006 and payments of long-term debt during all three years presented.

Investment of Available Capital

Our cash flows have exceeded  working capital, financing and capital investment requirements. Management expects that our cash flows will continue to exceed our operating cash needs for the foreseeable future.  We regularly evaluate how best to use available capital to increase stockholder value.  We may pursue investments in the form of acquisitions, joint ventures and partnerships where we believe attractive returns can be obtained.  Further, we  may determine under certain market conditions that available capital is best utilized to fund investments that we believe offer attractive returns, whether or not related to our ongoing business activities.

As previously disclosed, our Board of Directors has delegated authority to direct investment of surplus cash to our Chairman, Sardar Biglari, subject to Board reporting requirements and various limitations that have been or may be from time to time adopted by the Board of Directors.  We are using, and may in the future use, a portion of its available capital to invest in other securities.  These investments may include significant and highly concentrated direct investments with respect to the equity securities of public companies.  Any such investments will involve risks, and stockholders should recognize that our balance sheet may change depending on the extent of excess funds and the timing, magnitude and performance of such investments.  Furthermore, such investments could be subject to volatility that may affect both the recorded value of the investments as well as our periodic earnings. See Risk Factors, page 5.

Operating Activities and Cash Flows

We generated approximately $1.8 million, $1.1 million, and $2.4 million in operating cash flows for the years ended December 31, 2006, 2005 and 2004, respectively.  Our primary source of operating cash flows is the operating profits generated from Company operations and franchise operations.

Investing Activities

During the year ended December 31, 2006, we spent $492,000 on capital expenditures compared to $313,000 and $322,000 during the equivalent period in the year ended December 31, 2005 and 2004 respectively.  Capital expenditures for 2006 of $425,000 included the remodel of two Company-operated stores in Northern Virginia.  A total of $803,000 has been spent on these two remodels since 2005.  Also included in investing activities for 2006 is $4.5 million purchase of investment in marketable security.  Offsetting uses of cash for investing activities were proceeds from fire casualties of $785,000 and $695,000 for the years ended December 31, 2006 and 2005, respectively.  Also included in investing activities for 2006 are proceeds of $300,000 from the sale of land in Lawrenceville, Georgia.

Financing Activities

We made payments of long-term debt of $1.5 million, $1.2 million and $541,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  Also during 2006, financing activities included cash received from a rights offering of $4.2 million, offset by costs of the rights offering of $123,000 and cash received from exercise of stock options of $28,000.

Liquidity

Our primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. We continually review available financing alternatives.  In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

Total capital expenditures for 2007 are presently not expected to exceed $100,000, and will be primarily used for necessary replacement of certain restaurant equipment.

We believe that cash flows generated by operations will be adequate to fund our operations and required debt repayments for at least the next twelve months.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

We are a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and we guaranteed 50% of the loan obligation.  We estimate the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2006.  The term of the guarantee extends through July 1, 2026 and we would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  We are accounting for our investment using the equity method and our share of the net loss for the joint venture of $160,902 for the year ended December 31, 2006 is included in equity in earnings of unconsolidated joint venture.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at December 31, 2006:

Year Ended December 31, 2006 (unaudited)
Statement of Operations Data:
Total revenues	$272,511
Cost of food	131,891
Payroll expense	218,374
Marketing and smallware expense	90,005
General and administrative	86,001
Interest	73,897
Net loss	(321,805)
Balance Sheet Data:
Cash	$319,410
Current receivables	114,813
Prepaid insurance	6,274
Inventory	17,811
Land, leasehold improvements, and construction in progress, net	3,936,400
Loan costs, net	13,471
Total assets	4,408,378
Loan payable	3,300,000
Accounts payable and accrued expenses	873,418
Members’ equity	234,960

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

			Years Ending December 31,
Contractual Obligations and Commitments	2007	2008	2009	2010	2011	Thereafter	Totals
Long-term debt	$163,089	$118,783	$109,803	$121,385	$134,189	$200,876	$848,125
Operating leases, net (1)	757,240	657,776	615,467	623,880	367,611	1,571,165	4,593,139
Interest expense (2)	77,846	62,834	52,041	40,459	27,655	14,603	275,438
Totals	$998,175	$839,393	$777,311	$785,724	$529,455	$1,786,644	$5,716,702

(1)                                  Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $4.6 million, offset by sublease rentals for the same periods of approximately $95,000.

(2)                                  Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.

Bank Line of Credit

At December 25, 2006, a $700,000 secured line of credit from a commercial bank payable expired.  There were no amounts outstanding under the line of credit at expiration.  On March 15, 2007, we obtained a new $2 million line of credit, payable on demand, subject to annual renewal by the bank with an automatic renewal at March 15, 2008, interest rate of prime minus 0.05% and collateralized by accounts receivable and the assignment of franchise royalty contracts. As of the date of this report, there were no amounts outstanding under the line.

Operating Leases

Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $4.6 million, offset by sublease rentals for the same periods of approximately $95,000.

FFCA Acquisition Corporation, an entity related to Franchise Finance Corporation of America, now known as General Electric Franchise Finance Corporation “FFCA” is or was the owner of 43 former Quincy’s restaurant locations “Former Quincy’s Units”.  WesterN SizzliN Stores of Virginia, Inc. (“WSSVA”) executed certain Master Leases (“the Leases”) dated as of January 1, 2001, covering the Former Quincy’s Units.  However, pursuant to Paragraph 47 of the Leases, the Leases never became effective as FFCA did not execute and/or deliver the Leases.

In 2001 and 2002, several Former Quincy’s Units were properly turned back to FFCA.  Certain franchisees who continued to operate Former Quincy’s Units owned by FFCA remitted all rental payments directly to FFCA, and FFCA accepted these payments.  Based on these developments, and the lack of any binding Master Lease Agreement with FFCA, on May 15, 2003, we sent a letter to the Lessor, providing notice of our termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.  In accordance with our position, we have returned to FFCA every invoice for rent expense, or tax statement, received after May 15, 2003, with a cover letter explaining that we are not responsible for any such amounts.  FFCA has not disputed the our position.

Revenue Recognition

Revenue at Company-operated restaurants is recognized as customers pay for products at the time of sale.  Franchise operations revenue consists of royalties and franchise fees.  Royalties are recognized in the month earned at estimated realizable amounts.  Franchise fees are recognized when the related services have been performed and do not include significant contingencies.  Other revenues consist of sales of seasonings and marinades to franchisees and are recognized when the products are shipped to the franchisee.

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

Note 1 to the consolidated financial statements provides a summary of our significant accounting policies.  The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: trade accounts and notes receivables and the allowance for doubtful accounts, classification of marketable security, determination of useful lives and the evaluation of any impairment of long-lived assets (including franchise royalty contracts, goodwill and property and equipment), and commitments and contingencies.

Application of the critical accounting policies discussed below requires significant judgments by management, often as a result of the need to make estimates of matters that are inherently uncertain.  If actual results were to differ materially from the estimates made, the reported results could be materially affected.  We are not currently aware of any reasonably likely events or circumstance that would result in materially different results. Our senior management has reviewed the critical accounting policies and estimates and the Management’s Discussion and Analysis regarding them with the Audit and Finance Committee of the Board of Directors.

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

Classification of Marketable Securities

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

We must also consider similar issues when determining whether or not an asset has been impaired to the extent that we must recognize a loss on such impairment, including goodwill impairment. In 2005, we recorded closed restaurants expense of $350,279, due to a buyout of a lease and impairment and charges of $319,830 associated with subleased properties.  In 2006, there were no such expenses (see Notes 12 and 13).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes.  We will adopt the provisions in this statement beginning in the first quarter of 2007.  Based on our evaluation to date, we believe the cumulative effect of applying the provisions of FIN 48 will be reported as a decrease to the opening balance of retained earnings on January 1, 2007 of approximately $100,000 to $200,000.  However, our evaluation is not complete and the ultimate effect upon adoption may exceed this amount.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for our fiscal years ending December 31, 2006. The effect of the application of SAB No. 108 did not impact our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”), which is effective January 1, 2008.  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, with is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  We are currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our consolidated financial statements on the adoption date of January 1, 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2006, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable security and to interest rates related to our debt obligations.  Our marketable security is currently concentrated in a single investment, common stock of Friendly Ice Cream Corporation.  A change in market prices also exposes us to market risk related to our investment in the marketable security.  As of December 31, 2006, we held $6.5 million in available-for-sale marketable securities.  A hypothetical 10% decline in the market value would result in $650,000 of unrealized losses and a corresponding decline would not affect our cash flows unless the security was disposed of.

The table below provides information about our debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at December 31, 2006 (dollars in thousands):

EXPECTED MATURITY DATE

	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$163	$119	$110	$121	$134	$201	$848	$890
Average Interest Rate	9.96%	10.03%	10.07%	10.07%	10.07%	10.07%	10.00%

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this item is set forth on pages F-1 through F-22 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on their evaluation, they concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed by us in our annual report on 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K due to the material weaknesses discussed below.

A material weakness is a control deficiency (as defined by the PCAOB), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

 Based on their evaluation as of December 31, 2006, the review of the system of controls surrounding the information technology system revealed that the Chief Financial Officer has access to the journal entry module within our accounting system, leading to a segregation of duties issue.  We are currently evaluating how to restrict access to that particular module from the Chief Financial Officer, as well as additional procedures necessary to fully remediate the material weakness.  We anticipate the steps necessary to address this deficiency will be remediated by June 30, 2007.

In addition, in connection with the audit of our 2006 financial results, Grant Thornton LLP, (our independent registered public accounting firm), detected an error related to how we accounted for expenses associated with the rights offering that expired on December 8, 2006. We believe this error is a result of a material weakness in our controls over accounting for non-routine transactions due to a lack of qualified resources. We are evaluating initiatives needed to remediate this material weakness in our internal controls, and thus lower the risk level to remote of other potential material errors or omissions.  We plan to expand the use of independent reviews by outside financial reporting experts and implement this review by June 30, 2007.

There were no other changes in our internal controls or in other factors that could significantly affect these controls since the evaluation process was completed as of December 31, 2006.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2007.

We have adopted a Code of Ethics applicable to our directors, officers and employees.  We will provide, without charge, a copy upon written request made to the Chief Financial Officer.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2007.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2007.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders expected to be filed on or before April 30, 2007.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Financial Statements: See our Consolidated Financial Statements filed under Item 8.

(b)                                 Exhibits required by Item 601 of Regulation S-K:  See Exhibit Index on pages 25 and 26.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIZZLIN CORPORATION

Dated: March 23, 2007	By: /s/ James C. Verney
James C. Verney
President and Chief Executive Officer

Dated: March 23, 2007	By: /s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sardar Biglari	Chairman of the Board	March 23, 2007
Sardar Biglari

/s/ Philip L. Cooley	Vice Chairman	March 23, 2007
Philip L. Cooley

/s/ Titus W. Greene	Director	March 23, 2007
Titus W. Greene

/s/ Jonathan Dash	Director	March 23, 2007
Jonathan Dash

/s/ Kenneth R. Cooper	Director	March 23, 2007
Kenneth R. Cooper

☺

Exhibit Index

2.	0

Plan of Amendment and Merger dated April 30, 1999, between Austins Steaks and Saloon, Inc. and The WesterN SizzliN Corporation. (incorporated by reference to the specific exhibit to the From S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333- 78375)

3.	1.1	Restated Certificate of Incorporation dated January 24, 1996. (incorporated by reference to the Form 10-Q for the quarter ended September 30, 2002)

3.	1.2	Certificate of Amendment to Certificate of Incorporation dated October 23, 2003 (incorporated by reference to the Form 8-K filed October 6, 2003)

3.	1.3	Amendment to Certificate of Incorporation dated June 30, 1999 (incorporated by reference to the Form 10-K for the year ended December 31, 2004)

3.	2	Restated Bylaws of the Corporation (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

3.	2.1	Amendment No. 1 to Restated Bylaws (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

3.	2.2	Amendment No. 2 to Restated Bylaws Bylaws (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

4.	0	Captec Promissory Notes and related loan documents (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.	1	November 2001 Severance Agreement (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.	1.2	Employment Agreement of James C. Verney (incorporated by reference to the Form 10-Q for period ended September 30, 2004)

+10.	1.3	Memorandum of Understanding with James C. Verney (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

+10.	1.4	Change of Control Agreement of Robyn B. Mabe (incorporated by reference to the Form 10-Q for period ended September 30, 2004)

+10.	2	2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to the Form 10-Q for period ended June 30, 2004)

+10.	3	2005 Stock Option Plan (incorporated by reference to the Schedule 14A Definitive Proxy Statement filed April 29, 2005)

+10.	11

1994 Austins Steaks & Saloon, Inc. Incentive and Nonqualified Stock Option Plan, as amended (incorporated by reference to the specific exhibit to the Form SB-2 Registration Statement, as filed with the Securities and Exchange Commission on January 23, 1995, Registration No. 33-84440-D)

+10.	11.1

Amendment No. 2 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company (incorporated by reference to the specific exhibit to the Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333-78375)

+10.	11.2

Amendment No. 3 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company (incorporated by reference to the specific exhibit to the Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333-78375)

10.	12	September 27, 2002, Settlement with group of Company Stockholders in an anticipated proxy battle (incorporated by reference to the Form 8-K filed September 27, 2002)

10.	13	Letter Agreement with KPMG, LLP (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

21		Subsidiaries of the Issuer:
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
		Austins Scottsdale, Inc.
		Austins Rio Rancho, Inc.
		Austins Albuquerque East, Inc.
		WesterN SizzliN Stores of Virginia, Inc.
		Western Sizzlin Franchises, Inc.
		Woodgrill Franchises, Inc.
		Western Sizzlin Franchise Corporation

23.	0	Consent of Grant Thornton LLP

31.	1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.	2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.	1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. SEC-1350

32.	2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. SEC-1350

+                    Management contract or compensatory benefit plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Western Sizzlin Corporation:

We have audited the accompanying consolidated balance sheets of Western Sizzlin Corporation (a Delaware Corporation), and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sizzlin Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123 (R), “Share-Based Payment”, on January 1, 2006.

/s/ GRANT THORNTON LLP

Greensboro, North Carolina

March 16, 2007

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,344,644	$1,664,848
Restricted short-term investments	—	260,069
Trade accounts receivable, less allowance for doubtful accounts of $470,758 in 2006 and $454,458 in 2005	866,565	910,776
Current installments of notes receivable, less allowance for impaired notes of $17,409 in 2006 and $0 in 2005	205,624	212,187
Other receivables	239,531	128,375
Income tax receivable	248,559	17,923
Insurance receivables	—	1,029,954
Inventories	55,207	83,506
Prepaid expenses	253,556	292,721
Deferred income taxes	296,671	226,736

Total current assets	4,510,357	4,827,095

Notes receivable, less allowance for impaired notes receivable of $164,396 in 2006 and $119,126 in 2005, excluding current installments	800,841	876,426
Property and equipment, net	2,270,300	1,887,450
Investment in marketable security (Note 5)	6,508,645	—
Franchise royalty contracts, net of accumulated amortization of $8,193,840 in 2006 and $7,563,545 in 2005	1,260,592	1,890,887
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $188,670 in 2006 and $136,446 in 2005	11,540	63,764
Investment in unconsolidated joint venture	147,479	308,382
Deferred income taxes	—	576,467
Asset held for sale	—	300,000
Other assets	—	435,161

	$19,819,954	$15,475,832

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$163,089	$1,487,964
Accounts payable	555,110	523,939
Accrued expenses and other	554,443	814,005

Total current liabilities	1,272,642	2,825,908

Long-term debt, excluding current installments	685,036	848,319
Other long-term liabilities	69,370	42,087
Deferred income taxes	394,885	—

	2,421,933	3,716,314
Commitments and contingencies (Notes 7 and 16)
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 2,000,000 shares; issued and outstanding 1,787,750 in 2006 and 1,188,850 shares in 2005	17,878	11,889
Additional paid-in capital	12,790,681	8,681,775
Retained earnings	3,340,193	3,065,854
Accumulated other comprehensive income — unrealized holding gains, net of taxes	1,249,269	—

Total stockholders’ equity	17,398,021	11,759,518

	$19,819,954	$15,475,832

See accompanying notes to consolidated financial statement.

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues:
Company-operated restaurants	$12,985,109	$14,688,360	$16,707,958
Franchise operations	4,011,740	4,251,615	4,607,878
Other	407,091	432,078	391,928

Total revenues	17,403,940	19,372,053	21,707,764

Costs and expenses:
Company-operated restaurants — food, beverage and labor costs	9,294,432	10,503,746	12,262,792
Restaurant occupancy and other	2,458,666	2,613,764	3,051,159
Subleased properties	343,789	184,383	14,458
Franchise operations — direct support	1,234,256	1,408,784	1,428,363
Corporate expenses	2,340,909	2,659,497	2,588,299
Depreciation and amortization expense	1,057,492	1,072,334	1,188,308
Closed restaurants expense	—	350,279	—
Impairment and other charges	46,284	319,830	—
Gain on settlement of insurance claims	—	(1,166,683)	—
Total costs and expenses	16,775,828	17,945,934	20,533,379

Income from operations	628,112	1,426,119	1,174,385

Other income (expense):
Interest expense	(159,518)	(279,612)	(372,232)
Loss on early extinguishment of long-term debt	(92,535)	—	—
Interest income	69,269	69,950	87,858
Equity in loss of joint venture	(160,902)	(21,618)	—
Other, net	175,721	31,779	31,655
Total other expenses, net	(167,965)	(199,501)	(252,719)

Income before income tax expense	460,147	1,226,618	921,666

Income tax expense	185,808	545,258	355,855

Net income	$274,339	$681,360	565,811

Earnings per share (basic and diluted):
Net income	$0.23	$0.57	$0.48

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		Other
	Common stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Balances, December 31, 2003	1,190,850	$11,909	$8,696,755	$1,818,683	—	$10,527,347

Net Income	—	—	—	565,811	—	565,811

Balances, December 31, 2004	1,190,850	11,909	8,696,755	2,384,494	—	11,093,158

Common stock received related to termination of franchise agreement	(2,000)	(20)	(14,980)	—	—	(15,000)

Net Income	—	—	—	681,360	—	681,360

Balances, December 31, 2005	1,188,850	11,889	8,681,775	3,065,854	—	11,759,518

Net Income	—	—	—	274,339	—	274,339

Change in unrealized holding gains, net of taxes of $715,608	—	—	—	—	1,249,269	1,249,269

Comprehensive income						1,523,608

Compensation expense associated with stock option plans	—	—	39,100	—	—	39,100

Stock options exercised	3,000	30	27,570	—	—	27,600

Costs incurred in rights offering	—	—-	(123,280)	—	—	(123,280)

Stock issued in rights offering	595,900	5,959	4,165,516	—	—	4,171,475

Balances, December 31, 2006	1,787,750	$17,878	$12,790,681	$3,340,193	$1,249,269	$17,398,021

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$274,339	$681,360	$565,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	427,195	423,865	539,841
Amortization of franchise royalty contracts and other assets	630,295	648,469	648,467
Write-off of financing costs related to early extinguishment of long-term debt	29,699	—	—
Amortization of finance costs	22,525	—	—
Provision for doubtful accounts	110,000	129,940	105,119
Share-based compensation	39,100	—	—
Provision for deferred taxes	185,808	530,651	328,598
Loss on disposal of property and equipment	11,434	137,969	28,072
Gain on settlement of insurance claims	—	(1,166,683)	—
Loss on sale of asset held for sale	501	—	—
Common stock received related to termination of franchise agreement	—	(15,000)	—
Impairment charges	46,284	458,138	—
Equity in loss of unconsolidated joint venture	160,902	21,618	—
(Increase) decrease in:
Trade accounts receivable	(65,789)	(198,447)	(108,457)
Notes receivable	82,148	176,690	134,774
Other receivables	(111,156)	(20,479)	(64,567)
Income tax receivable	(230,636)	(17,923)	—
Insurance receivable — business interruption	244,961	(21,865)	—
Inventories	28,299	38,691	(55,807)
Prepaid expenses	39,165	15,366	105,737
Other assets	56,706	(52,106)	143,442
Increase (decrease) in:
Accounts payable	31,172	(307,944)	(159,445)
Other liabilities	27,283	(2,754)	(35,159)
Accrued expenses and other	(259,562)	(405,142)	214,603

Net cash provided by operating activities	1,780,673	1,054,414	2,391,029

Cash flows from investing activities:
Investment in unconsolidated joint venture	—	(300,000)	—
Change in short-term investments	260,069	(5,415)	(3,226)
Additions to property and equipment	(492,107)	(312,532)	(323,156)
Purchases of marketable security	(4,543,768)	—	—
Proceeds from fire casualties	784,993	694,439	18,441
Proceeds from sale of property	2,800	8,000	—
Proceeds from sale of asset held for sale	299,499	—	—
Deposits on construction	—	(378,455)	—
Net cash used in investing activities	(3,688,514)	(293,963)	(307,941)

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from financing activities:
Cash received from exercise of stock options	27,600	—	—
Cash received from stock rights offering	4,171,475	—	—
Payments on stock rights offering	(123,280)
Payments on long-term debt	(1,488,158)	(1,201,354)	(540,979)
Cash received from line of credit borrowings	695,000	—	—
Payment on line of credit borrowings	(695,000)	—	—
Borrowings related to margin debt	1,760,393	—	—
Payments on margin debt	(1,760,393)	—	—
Dividends paid	—	—	(119,086)

Net cash provided by (used in) financing activities	2,587,637	(1,201,354)	(660,065)

Net increase (decrease) in cash and cash equivalents	679,796	(440,903)	1,423,023

Cash and cash equivalents at beginning of the year	1,664,848	2,105,751	682,728

Cash and cash equivalents at end of the year	2,344,644	1,664,848	2,105,751

Supplemental disclosure of cash flow information:
Cash payments for interest	$87,380	$291,745	$357,032

Income taxes paid	$402,761	$25,557	$28,126

Noncash investing and financing activities:

During 2006, deposits on construction of $378,455 were reclassified to property and equipment upon the related assets being placed in service.

During 2005, the Company guaranteed the debt of an unconsolidated joint venture and recorded the fair value of the guarantee of $30,000 in other long term liabilities and investment in unconsolidated joint venture.

During 2004, the Company reclassified $36,192 from property and equipment to assets held for sale and $364,088 in assets held for sale to other assets.

For the years ended December 31, 2006, 2005 and 2004, write-offs of accounts and notes receivable were $31,021, $26,755 and $42,177, respectively.

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)                     Summary of Significant Accounting Policies

(a)                      Description of Business and Principles of Consolidation

Western Sizzlin Corporation (formerly Austins Steaks & Saloon, Inc.) and subsidiaries is a franchisor and operator of restaurants. At December 31, 2006, the Company had 123 franchised, 5 Company-operated and 1 joint venture restaurant operating in 19 states. The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly owned subsidiaries, The WesterN SizzliN Stores, Inc., WesterN SizzliN Stores of Little Rock, Inc., WesterN SizzliN Stores of Louisiana, Inc., Austins of Omaha, Inc., and Western Sizzlin Stores of Virginia, Inc. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)                      Stock Option Plans

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  Previously the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion (“APB”) No. 25,  “Accounting for Stock Issued to Employees,” and as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, therefore, no related compensation expense was recorded in periods prior to January 1, 2006 for awards granted with no intrinsic value.  The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods.

As a result of adopting SFAS No.123R, the Company recorded $39,100 of compensation expense for stock options in Corporate expenses for the year ended December 31, 2006, which had the effect of reducing pre-tax earnings by $39,100, net income by approximately $24,000, basic earnings per share by $0.02 and diluted earnings per share by $0.02 for year ended December 31, 2006. The adoption of SFAS No.123R had no impact on the Company’s cash flows.

The following table illustrates the effect on net income if the fair-value-based method of SFAS No. 123R had been applied to all outstanding and unvested awards in the years ended December 31, 2005 and 2004:

	2005	2004

Net income:
As reported	$681,360	$565,811
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(172,174)	(50,197)

Pro forma net income	$509,186	$515,614

Basic net income per share:
As reported	$0.57	$0.48
Pro forma	$0.43	$0.43

Diluted net income per share:
As reported	$0.57	$0.48
Pro forma	$0.43	$0.43

(c)                       Cash Equivalents and Restricted Short-Term Investments

Cash equivalents include overnight repurchase agreements at December 31, 2006 and 2005, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted short-term investments represent funds securing certain of the Company’s notes payable as required by the Company’s lender.  As such, the investments are not available for use in the Company’s general operations.  The funds were invested in a certificate of deposit at December 31, 2005 and were liquidated in 2006 due to the repayment of the related notes payable.

(d)                      Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts, which generally are due thirty days after the invoice date and are are considered past due after thirty days. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its franchisees.

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

(h)                      Franchise Royalty Contracts

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts’ balance over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  No impairments to goodwill were recognized in 2006, 2005 or 2004.

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

(m)                   Revenue Recognition

Revenue at company-operated restaurants is recognized as customers pay for products at the time of sale. Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis and are typically collected within a month after a period ends. The Company’s former president and certain former members of the board of directors are also franchisees. As franchisees, these individuals have transactions from time to time with the Company, including payments for franchise fees, during the normal course of business. In December 2004, the Company accepted a buyout from a franchisee operating the Company’s sole Market Street Buffet and Bakery concept, in exchange for $134,210, the present value of estimated royalty payments from the franchisee through the termination date of April 2010.  This amount is included in 2004 franchise operations revenue.  Other revenues consist primarily of sales of seasonings and marinades to franchisees.  Revenues from these sales are recognized when the product is shipped to the franchisee.

(n)                     Cost of Sales

Cost of sales of the Company contains components from each reportable segment.  Cost of Company-operated restaurants consists of food, beverage and employee costs.  Restaurant occupancy and other include utilities, insurance, maintenance, rent and other such costs of the Company-operated stores. Cost of franchise operations includes direct costs associated with servicing the franchisees including personnel providing direct support, training materials and opening costs. Rebates and discounts from suppliers are recorded as the related purchases are made and are recognized as a reduction to cost of sales as the related inventory is sold.

Costs incurred for communicating advertising are expensed when incurred.  Advertising costs totaled approximately $137,000, $116,000, and 137,000 for 2006, 2005, and 2004, respectively, and are included in costs and expenses in the accompanying consolidated statement of operations.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (loss) (numerator)	Weighted average shares (denominator)	Earnings (loss) per share amount

Year ended December 31, 2006:
Net income — basic	$274,339	1,215,103	$0.23
Net income — diluted	$274,339	1,224,582	$0.23

Year ended December 31, 2005:
Net income — basic	$681,360	1,188,857	$0.57
Net income — diluted	$681,360	1,190,428	$0.57

Year ended December 31, 2004:
Net income — basic and diluted	$565,811	1,190,809	$0.48

Options to purchase 50,000 shares in 2006, 3,000 shares in 2005, and 17,500 shares in 2004 were antidilutive and were not included in the diluted EPS calculation.

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

(q)                      Variable Interests

The Company has a voting interest in WSI ADRF, Inc. (“ADRF”), an entity formed to develop national, regional and local advertising campaigns and materials for the benefit of the Company’s franchised and company-owned restaurants.  The company-owned restaurants and substantially all of its franchisees are members of ADRF and therefore are required to remit a monthly payment to ADRF.  These fees, along with contributions received from certain of the Company’s vendors, are used by ADRF to develop and produce advertising and related materials for the company-owned restaurants and the franchisees.  Total revenues of ADRF were approximately $532,000, $569,000 and $571,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company determined that ADRF is a variable interest entity but that neither the Company nor its company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not consolidated with the Company.   The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The fee charged to ADRF for these services was $144,000 for each of the years ended December 31, 2006, 2005 and 2004.

The Company also considers its investment in an unconsolidated joint venture and the guarantee of its debt (see Note 17) to be variable interests in a variable interest entity. However, management concluded that the Company is not the primary beneficiary and therefore accounts for its investment using the equity method.

(r)                        Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes.  We will adopt the provisions in this statement beginning in the first quarter of 2007.  Based on our current estimates, we believe that the cumulative effect of applying the provisions of FIN 48 will be reported as a decrease to the opening balance of retained earnings on January 1, 2007 of approximately $100,000 to $200,000.  However, our evaluation is not complete and the ultimate effect upon adoption may exceed this amount.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for our fiscal years ending December 31, 2006. The effect of the application of SAB No. 108 did not impact our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, “(“SFAS 159”).  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, with is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  We are currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our consolidated financial statements on the adoption date of January 1, 2008.

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

The Company conducted a rights offering during the fourth quarter of 2006.  The Company’s Form S-3 Registration Statement (as amended) became effective as of November 7, 2006.  The record date for the offering was November 9, 2006 and expired December 8, 2006.  The Company distributed, at no charge to stockholders, one transferable right for each share of common stock held on the record date.  For every two rights held, a stockholder was entitled to purchase one share of the Company’s common stock for $7.00.  The net cash proceeds from the sale of the common stock offered, after payment of fees and expenses, were approximately $4 million.  The Company used approximately $2.5 million to pay off the balance of the line of credit of $695,000 and to pay off margin debt of $1.8 million on the investment in marketable security.  The balance of the proceeds are expected to be used for general corporate purposes, working capital, to make acquisitions of, or investments in, related or unrelated lines of business, as described in the offering prospectus.

(3)         Accounts and Notes Receivable

Activity in the allowance for doubtful accounts was as follows:

	Years Ended December 31,
	2006	2005	2004
Allowance for doubtful accounts:
Beginning of year	$573,584	$470,399	$398,457
Provision for bad debts	110,000	129,940	105,119
Recoveries	—	—	9,000
Accounts and notes receivable written off	(31,021)	(26,755)	(42,177)

End of year	$652,563	$573,584	$470,399
Allowance for doubtful accounts allocated to:
Accounts receivable	$470,758	$454,458	$388,500
Notes receivable	181,805	119,126	81,899

	$652,563	$573,584	$470,399

The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $181,805 and $119,126, at December 31, 2006 and 2005, respectively. The average recorded investment in impaired notes was approximately $150,000, $142,000, and $59,000 during 2006, 2005 and 2004, respectively.

The Company’s franchisees and Company-operated restaurants are not concentrated in any specific geographic region, but are concentrated in the family steak house business. No single franchisee accounts for a significant amount of the Company’s franchise revenue. A multi-unit franchisee in Mississippi with thirteen Western Sizzlin restaurants represents 12.37% and 10.7% of the Company’s franchise receivables at December 31, 2006 and 2005, respectively. Based on communication and historical collections from this franchisee, the Company expects them to be current by June 30, 2007. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(4)                     Property and Equipment

Property and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005
Furniture, fixtures, and equipment	$2,457,027	$2,514,744
Leasehold improvements	3,699,932	2,942,536

	6,156,959	5,457,280

Less accumulated depreciation and amortization	3,886,659	3,690,965
	2,270,300	1,766,315
Construction in progress	—	121,135
	$2,270,300	$1,887,450

(5)     Investment in Marketable Security

During the third and fourth quarters of 2006, the Company purchased common stock of Friendly Ice Cream Corporation. All investments and other capital allocation decisions are made by Mr. Biglari, the Company’s Chairman, under the limited authority delegated by the Board of Directors.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $5.5 million, and, in addition, has authority to borrow a maximum of $2 million.  The Company has a margin securities account with Jefferies & Company, Inc. (Jefferies). The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately 5.75% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by Jefferies, in its discretion, from time to time.  The collateral securing the margin loans are the Company’s holdings in the marketable security.  The minimum and maximum amount of any particular margin may be established by Jefferies, in its discretion, regardless of the amount of collateral delivered to Jefferies, and Jefferies may change such minimum and maximum amounts from time to time.  The Company’s balance of margin debt was $0 as of December 31, 2006. The Company has agreed to be responsible for any expenses related to this investment based on its pro-rata share of ownership in Friendly’s. As of December 31, 2006, the Company incurred $104,680 in legal fees associated with the pending proxy solicitation with Friendly’s.

The Company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available- for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Security on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Following is a summary of the Company’s marketable equity security:

	December 31, 2006
	Cost	Fair Value	Gross Unrealized Gains
Friendly Ice Cream Corp.	$4,543,768	$6,508,645	$1,964,877

(6)     Debt

Long-term debt at December 31, 2006 and 2005 consists of the following:

	2006	2005
Notes payable to finance company with interest rates ranging from 9.94% to 10.07% due in equal monthly installments, including principal and interest, ranging from $5,395 to $17,182, with final payments due through April 1, 2013	$848,125	$2,336,283

Less current installments	163,089	1,487,964

Long-term debt, excluding current installments	$685,036	$848,319

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2006 and years thereafter are as follows: 2007, $163,089; 2008, $118,783; 2009, $109,803; 2010, $121,385; 2011, $134,189 and years thereafter, $200,876.  The notes payable to finance company are collateralized by accounts receivable of $866,565, inventory of $55,207 and property and equipment of the respective notes at December 31, 2006.

At December 31, 2006 and 2005, there were no amounts outstanding under a line of credit from a commercial bank. At December 25, 2006, a $700,000 line of credit expired.  On March 14, 2007, the Company obtained a new $2 million line of credit, payable on demand, subject to annual renewal by the bank with an automatic renewal at March 14, 2008, interest rate of prime minus 0.05% and collateralized by accounts receivable and the assignment of franchise royalty contracts.

The notes payable to finance company require pre-payment premiums in certain circumstances.  In addition, the notes payable to finance company contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain company-operated restaurants that collateralize the notes payable. At December 31, 2006. the Company was in compliance with all covenants on the notes payable.

As of December 31, 2005, $836,659 of notes payable were classified in current installments of notes payable since the Company was technically in default on the notes due to not operating the restaurants at the locations to which the notes relate. These notes were paid in full in 2006. In addition, a note payable with a balance of $307,975 was also included in current installments of notes payable as of December 31, 2005, since it was also paid in full during 2006.

(7)                     Leases

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

At December 31, 2006, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating leases	Sublease rentals	Net
2007	$811,240	54,000	757,240
2008	698,276	40,500	657,776
2009	615,467	—	615,467
2010	623,880	—	623,880
2011	367,611	—	367,611
Subsequent years	1,571,165	—	1,571,165

Total minimum lease payments	$4,687,639	$94,500	$4,593,139

The Company has entered into a series of Master Sublease Agreements (Agreements) with entities which subsequently became franchisees with the Company. Through May 2003, the franchisees were responsible for making lease payments to the Company in similar amounts as provided in the Agreements (see Note 16).

The Company is also a guarantor on three lease agreements for restaurants which the Company originally operated, but which were sold in 2002. The total monthly payments on these leases are $20,680 through September 30, 2012, and payments are due from the Company if the lessee is unable to fulfill its obligation to the lessor. At December 31, 2006, management believed that it is not probable that the Company will be required to make payments under the guarantee. Thus, no liability has been accrued related to the Company’s obligation under this arrangement.  All lease agreements expired on December 31, 2006

Total rent expense (net of sublease rentals of $377,000, $551,000 and $972,000, under operating leases for 2006, 2005 and 2004 respectively) approximated $878,000, $1,100,000 and $1,042,000 for 2006, 2005 and 2004, respectively. Contingent rentals approximated $109,000, $189,000 and $403,000 in 2006, 2005 and 2004 respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

(8)                     Income Taxes

Income tax expense for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2006:
Federal	$—	$174,238	$174,238
State	—	11,570	11,570

	$—	$185,808	$185,808
Year ended December 31, 2005:
Federal	$14,607	$381,301	$395,908
State	—	149,350	149,350

	$14,607	$530,651	$545,258
Year ended December 31, 2004:
Federal	$10,335	$286,817	$297,152
State	16,922	41,781	58,703

	$27,257	$328,598	$355,855

Income tax expense differs from the amount computed by applying the statutory corporate tax rate of 34% to income (loss) before income tax expense as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected income tax expense (benefit)	$156,450	$417,050	$313,336
State income tax, net of federal income tax benefit	11,570	51,983	37,424
Other	6,398	10,975	5,065
Effective state income tax rate adjustment	11,390	38,700	—
Expiration of state net operating loss carryforwards	—	26,550	—

	$185,808	$545,258	$355,855

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$1,059,243	$476,773
Accounts receivable, principally due to allowance for doubtful accounts	237,634	217,732
Accrued expenses	142,432	120,123
Property and equipment, principally due to impairment charges	(81,898)	22,873
AMT credit	45,123	45,123
Accrual for loss on sublease	—	31,696
Prepaid expenses	(92,334)	(111,117)
Investment in joint venture	8,939	—
Goodwill	(715,983)	—
Unrealized gain on securities	(715,608)	—
Stock options	14,238	—

Total deferred income tax assets	$(98,214)	$803,203

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2006.

At December 31, 2006, the Company has net operating loss carryforwards for income tax purposes of $2,908,615 available to offset future taxable income. Loss carryforwards of $1,243,063 are subject to certain annual limitations of $199,154 per year.

Expiration date:
2011	$240,717
2012	567,299
2018	403,436
2022	735,807
2023	520,587
2024	393,229
2025	47,540
$2,908,615

(9)     Stock Options

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. Options are no longer granted under the 1994 Plan and only 7,500 options granted to James C. Verney remain outstanding under that plan.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.  During the year ended December 31, 2006, under the provisions of the plans, the contract terms of stock options for resigning directors were reduced and have been reflected in the computations of the weighted average contractual term of the outstanding options.  Since this modification did not increase the value of the awards, the modification had no impact on compensation expense.

Options granted under the 2005 and 2004 Plans vest at the date of the grant, with the exception of options granted to James C. Verney, which vested according to a schedule in his Employment Agreement and were fully vested at December 31, 2005. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model were evaluated and revised, as necessary, to reflect market conditions and experience.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are based on the historical volatility of the Company’s stock for a period equal to the expected term of the options.  The expected term of the options represents the period of time that options granted are outstanding and is estimated using historical exercise and termination experience.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows.  SFAS No. 123R requires that such benefits be recognized as a financing cash flow.  The benefit of tax deductions in excess of recognized stock compensation expense for the year ended December 31, 2006 was immaterial.

The fair values of options granted during the years December 31, 2006, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

	Years Ended December 31,
	2006	2005	2004
Expected term (years)	5	9.1	5
Risk-free interest rate	5.08%	4.45%	3.92%
Volatility	84.03%	51.81%	81.84%
Dividend yield	—	—	—

There were 6,000 stock options granted during the year ended December 31, 2006. The estimated fair value at the date of grant was $5.10 per option for the 1,000 stock options granted during the first quarter of 2006 and $6.80 per option for the 5,000 stock options granted during the second quarter of 2006. There were no stock options granted during the third or fourth quarters of 2006. The estimated weighted average fair value of the stock options granted during the year ended December 31, 2006 was $6.50 per option.  There were 49,500 stock options granted during year ended December 31, 2005, at a per option weighted average fair value of $5.60.  There were 10,000 stock options granted during the year ended December 31, 2004 at a per option weighted average fair value of $5.50.

Stock option activity during the years ended December 31, 2006, 2005 and 2004 was as follows:

		Exercise Price Per Share	Contractual Term	Aggregate
	Options	Weighted	Weighted	Intrinsic
	Outstanding	Average	Average	Value
Balance, December 31, 2003	12,860	$17.80	—	—
Granted	10,000	8.20	—	—
Forfeited or expired	(5,360)	30.40	—	—
Balance, December 31, 2004	17,500	8.50	—	—
Granted	49,500	9.20	—	—
Forfeited or expired	—	—	—	—
Balance, December 31, 2005	67,000	9.00	—	—
Granted	6,000	9.80	—	—
Exercised	(3,000)	9.20	—	—
Expired	(12,000)	9.08	—	—
Balance, December 31, 2006	58,000	$9.00	4.8	—

All options outstanding at December 31, 2006 are fully vested and exercisable.  The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $39,100, $277,700 and $81,000, respectively.  At December 31, 2006, there were 39,000 shares available for future grants under the plans.  The presentation above reflects the reverse stock split effective August 10, 2006 (Note 2).

On February 10, 2007, the Company received a letter from Sardar Biglari, Chairman, stating his desire not to receive future stock option grants under the 2004 Non-Employee Directors’ Stock Option Plan and to cancel all stock options previously granted to him.  The Company intends to honor these requests.

(10)                  Employee Benefit Plan

The Company maintained a 401(k) investment plan (the Plan) for the benefit of its employees. Employees were eligible to participate in the 401(k) plan after a 12-month period of service. Under the Plan, employees elected to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provided for discretionary contributions by the Company. For the years ended December 31, 2006, 2005 and 2004, the Company did not provide for any discretionary contribution.  Effective January 1, 2007, the Company terminated the Plan.

(11)              Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$2,344,644	$2,344,644	$1,664,848	$1,664,848
Restricted short term investments	—	—	260,069	260,069
Trade-accounts receivable	866,565	866,565	910,776	910,776
Notes receivable	1,066,465	997,540	1,088,613	1,054,350
Other receivables	488,090	488,090	1,158,329	1,158,329

Financial liabilities:
Accounts payable	555,110	555,110	523,939	523,939
Accrued expenses and other	554,443	554,443	814,005	814,005
Other liabilities	69,370	69,370	42,087	42,087
Long-term debt	848,125	965,041	2,336,283	2,445,925

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

(12)              Closed Restaurants Expense

In 2005, the Company recorded closed restaurants expense of $350,279, which included charges of $128,471 associated with the buyout of a lease and impairments of $221,808 related to leasehold improvements that will have no further use.

(13)              Impairment and Other Charges

The Company recorded charges of $46,284 and $319,830 for 2006 and 2005 respectively associated with subleased properties in Little Rock, Arkansas due to the non-collectibility of rent and other expenses. In 2005, impairment charges of $236,330 were recorded related to leasehold improvements for which no future cash flows are anticipated.  In addition, $275,000 and $83,500 has been accrued as of December 31, 2006 and 2005, respectively as it represents management’s best estimate of losses on subleases through the end of the lease termination date of June 30, 2006.

The impairment charges relate to the “Franchising” operating segment as discussed in Note 14.

(14)              Reportable Segments

The Company has organized segment reporting with additional information to reflect how the Company views its business activities.  During the third quarter of 2006, operating segments of the Company were re-aligned based on separate financial information that is evaluated regularly in deciding how to allocate resources and in assessing performance. This format reflects a change from previous reports. The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  This segment also includes net costs incurred from subleases of previously operated locations, which is presented separately. The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Company does not allocate certain expenses to any business segment.  These costs include expenses of the following functions: legal, accounting, stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These unallocated expenses are designated as unallocated corporate expenses.  All periods presented reflects the change in segment reporting.

The following table summarizes reportable segment information:

	Years Ended December 31,
	2006	2005	2004
Revenues from reportable segments:
Restaurants	$12,985,109	$14,688,360	$16,707,958
Franchising	4,418,831	4,683,693	4,999,806
Total revenues	$17,403,940	$19,372,053	$21,707,764
Depreciation and amortization:
Restaurants	$385,332	$343,998	$486,748
Franchising	630,295	630,295	630,295
Corporate	41,865	98,041	71,265
Total depreciation and amortization	$1,057,492	$1,072,334	$1,188,308
Interest expense:
Restaurants	$136,097	$278,548	$370,538
Corporate	23,421	1,064	1,694
Total interest expense	$159,518	$279,612	$372,232
Interest income:
Corporate	$69,269	$69,950	$87,858
Total interest income	$69,269	$69,950	$87,858
Equity in loss of joint venture:
Franchising	$(160,902)	$(21,618)	$—
Total equity in loss of joint venture	$(160,902)	$(21,618)	$—
Income (loss) from operations:
Restaurants	$846,679	$1,226,852	$907,259
Subleased restaurant expenses	(343,789)	(500,378)	(65,516)
Franchising	2,554,280	2,617,694	3,102,318
Corporate	(2,382,774)	(2,414,623)	(2,769,676)
Closed restaurants expense	—	(350,279)	—
Impairment and other charges	(46,284)	(319,830)	—
Gain on settlement of insurance claims	—	1,166,683	—
Total income from operations:	$628,112	$1,426,119	$1,174,385

Total assets:
Restaurants	$6,615,074	$8,583,288
Franchising	5,605,981	4,201,306
Corporate	1,090,254	2,691,238
Investments in marketable securities	6,508,645	—

Total assets	$19,819,954	$15,475,832

(15)  Amortizing Intangible Assets

	As of December 31, 2006			As of December 31, 2005
	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,432	15.0	$8,193,840	$9,454,432	15.0	$7,563,545

Amortization expense for amortizing intangible assets for the years ended December 31, 2006, 2005 and 2004 was $630,295 in each year. Estimated amortization expense for the next two years is $630,295 per year.

(16)  Contingencies

In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.  As of December 31, 2006 and 2005, the Company accrued $275,000 and $190,000, respectively related to the items discussed below.

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

FFCA

FFCA Acquisition Corporation, an entity related to Franchise Finance Corporation of America, now known as General Electric Franchise Finance Corporation “FFCA” is or was the owner of 43 former Quincy’s restaurant locations “Former Quincy’s Units.”  WesterN SizzliN Stores of Virginia, Inc. (“WSSVA”) executed certain Master Leases (“the Leases”) dated as of January 1, 2001, covering the Former Quincy’s Units.  However, pursuant to Paragraph 47 of the Leases, the Leases never became effective as FFCA did not execute and/or deliver the Leases.

In 2001 and 2002, several Former Quincy’s Units were properly turned back to FFCA.  Certain franchisees who continued to operate Former Quincy’s Units owned by FFCA remitted all rental payments directly to FFCA, and FFCA accepted these payments.  Based on these developments, and the lack of any binding Master Lease Agreement with FFCA, on May 15, 2003, the Company sent a letter to the Lessor, providing notice of the Company’s termination of any tenancies at-will on any remaining Former Quincy’s units effective May 31, 2003.  In accordance with the Company’s position, the Company has returned to FFCA every invoice for rent expense, or tax statement, received after May 15, 2003, with a cover letter explaining that the Company is not responsible for any such amounts.  FFCA has not disputed the Company’s position.

Dickson, Tennessee Claim

On April 11, 2006, the Company resolved all disputes with a landlord of a restaurant in Dickson, Tennessee with the execution of a formal settlement agreement.  The Company has been released from any further obligations under the lease, and all pending judgments have been satisfied, in exchange for a payment by the Company to the landlord in the amount of $177,000, also made on April 11, 2006.

Chubb Claim

In November 2004, Chubb Insurance filed suit in the Circuit Court for the City of Roanoke against our subsidiary, seeking recovery of allegedly unpaid premiums in the amount of $97,249. Chubb’s claim was settled on February 6, 2006 with a payment of $15,000.

Lawrenceville, Georgia Casualty

On July 11, 2004, the building, improvements, and contents located on real property owned by the Company in Lawrenceville, Georgia were completely destroyed by fire.  Insurance proceeds of $591,000 were received in April 2005 and a gain on the casualty of $220,351 was recorded as gain on settlement of insurance claims during the first quarter of 2005.  The land was sold in November 2006 for net proceeds of $299,499. In accordance with the note payable agreement related to the property, the insurance proceeds were remitted to the Company’s lender on April 8, 2005.  Subsequently, in February 2006, the remainder of the loan balance, $280,663, was paid off and the lender accepted the total repayment of the loan without the application of a prepayment penalty.

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

The Company has a severance provision contained within an Employment Agreement with its Chief Executive Officer that provides certain termination benefits to him in the event that his employment with the Company is terminated without cause including upon a change of control. The initial term of the agreement ended on December 31, 2003 and the agreement provides for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. Under the term of the agreement, in the event of termination without cause, the executive will receive termination benefits equal to one year of the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits through the termination date of the agreement.

(17)              Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation.  The estimated the fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2006.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net loss for the joint venture of $160,902 and $21,618 for the years ended December 31, 2006 and 2005, respectively, is included in equity in earnings of unconsolidated joint venture.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at December 31, 2006:

Year Ended December 31, 2006 (unaudited)
Statement of Operations Data:
Total revenues	$272,511
Cost of food	131,891
Payroll expense	218,374
Marketing and smallware expense	90,005
General and Administrative	86,001
Interest	73,897
Net loss	(321,805)
Balance Sheet Data:
Cash	$319,410
Current receivables	114,813
Prepaid insurance	6,274
Inventory	17,811
Land, leasehold improvements, and construction in progress, net	3,936,400
Loan costs, net	13,471
Total assets	4,408,378
Loan payable	3,300,000
Accounts payable and accrued expenses	873,418
Members’ equity	234,960

(18)              Related Party Transactions

The Company currently has sublease arrangements in respect to four locations with three separate individual franchisees.  Sublease income received on these locations was $208,000 in 2006 and $308,000 in 2005 and 2004.

The Company subleased a leased property through December 31, 2004, to an entity in which a former board member was a partner.  The net annual cost to the Company was approximately $25,000 on an annual basis.  The Company paid $100,000 to buyout its remaining obligation on the lease in February 2005.

There are no other affiliated or related transactions between or among the Company and its Officers and Directors.

(19)              Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly results of operations:

		Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2006:
Total revenues	$4,145,650	$4,716,725	$4,485,900	$4,055,665
(Loss) income from operations	121,330	278,469	199,077	191,982
Net (loss) income	6,298	143,106	84,651	40,284
Net (loss) income per common share — basic and diluted	0.00	0.12	0.07	0.03
		Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2005:
Total revenues	$4,944,040	$5,445,258	$4,811,755	$4,171,000
Income from operations	(251,894)	416,504	375,855	885,654
Net income	(66,581)	242,025	203,548	302,368
Net income per common share — basic and diluted	(0.06)	0.20	0.17	0.26
		Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2004:
Total revenues	$5,218,097	$5,675,928	$5,701,800	$5,111,939
Income from operations	301,844	353,927	389,465	129,149
Net income	161,902	179,275	199,530	25,104
Net income per common share — basic and diluted	0.14	0.15	0.17	0.02

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