Form 10-Q
period 2007-03-31
WESTERN SIZZLIN CORP
filed 2007-05-15
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, or

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
☐ Yes ☒ No

As of May 15, 2007, there were 1,789,750 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Three Months Ended March 31, 2007
Table of Contents

PART I. FINANCIAL INFORMATION
WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,279,320	$2,344,644
Trade accounts receivable, net of allowance for doubtful accounts of $500,758 in 2007 and $470,758 in 2006	915,986	866,565
Current installments of notes receivable, less allowance for impaired notes of $18,365in 2007 and $17,409 in 2006	234,672	205,624
Other receivables	256,355	239,531
Income taxes receivable	194,472	248,559
Inventories	76,317	55,207
Prepaid expenses	256,772	253,556
Deferred income taxes	312,751	296,671
Total current assets	4,526,645	4,510,357

Notes receivable, less allowance for impaired notes receivable of $163,440 and $164,396 in 2006, excluding current installments	737,087	800,841
Property and equipment, net	2,164,416	2,270,300
Investments in marketable securities (Note 3)	8,285,486	6,508,645
Cash held by broker	107,935	—
Franchise royalty contracts, net of accumulated amortization of $8,351,414 in 2007 and $8,193,840 in 2006	1,103,017	1,260,592
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $189,711 in 2007 and $188,670 in 2006	10,499	11,540
Investment in unconsolidated joint venture	161,181	147,479
	$21,406,466	$19,819,954
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$123,826	$163,089
Accounts payable	576,364	555,110
Accrued expenses and other	526,658	554,443
Income taxes payable	71,740	—
Total current liabilities	1,298,588	1,272,642

Long-term debt, excluding current installments	685,035	685,036
Other long-term liabilities	74,925	69,370
Deferred income taxes	1,011,672	394,885
	3,070,220	2,421,933

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 2,000,000 shares; 1,789,750 issued and outstanding shares in 2007 and 1,787,750 in 2006 (Note 2)	17,898	17,878
Additional paid-in capital	12,813,581	12,790,681
Retained earnings	3,371,775	3,340,193
Accumulated other comprehensive income — unrealized holding gains, net of taxes	2,132,992	1,249,269
Total stockholders’ equity	18,336,246	17,398,021
	$21,406,466	$19,819,954

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Income
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended March 31
	2007	2006
Revenues:
Company-operated restaurants	$3,048,300	$2,997,673
Franchise operations	1,081,390	1,147,977

Total revenues	4,129,690	4,145,650

Costs and expenses:
Company-operated restaurants —food, beverage and labor costs	2,245,986	2,283,199
Restaurant occupancy and other	602,966	585,914
Subleased properties	34,103	(40,562)
Franchise operations — direct support	228,948	304,289
Corporate expenses	513,675	625,327
Depreciation and amortization	265,934	260,041

Total costs and expenses	3,891,612	4,018,208

Income from operations	238,078	127,442

Other income (expense):
Interest expense	(20,324)	(46,092)
Loss on early extinguishment of long term debt	—	(92,535)
Interest income	16,578	20,566
Equity in joint venture	13,702	(4,034)
Other	3,697	7,790

	13,653	(114,305)
Income before income tax expense	251,731	13,137

Income tax expense:
Current	9,927	—
Deferred	91,847	6,839
Total income tax expense	101,774	6,839
Net income	$149,957	$6,298

Earnings per share (Note 4):	$.08	$.01
Basic	$.08	$.01
Diluted

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2007
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Balances, December 31, 2006	1,787,750	$17,878	$12,790,681	$3,340,193	$1,249,269	$17,398,021
Net income	—	—	—	149,957	—	149,957
Change in unrealized holding gains, net of taxes	—	—	—	—	883,723	883,723
Comprehensive income	—	—	—	—	—	1,033,680
Share based compensation	—	—	5,920	—	—	5,920
Cumulative effect of adopting FIN 48	—	—	—	(118,375)	—	(118,375)
Stock options exercised	2,000	20	16,980	—	—	17,000
Balances, March 31, 2007	1,789,750	$17,898	$12,813,581	$3,371,775	$2,132,992	$18,336,246

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$149,957	$6,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	107,317	102,467
Amortization of franchise royalty contracts	157,574	157,574
Amortization of financing costs	1,041	4,977
Write off of financing costs related to early extinguishment of long term debt	—	29,699
Provision for doubtful accounts	30,000	30,000
Share-based compensation	5,920	5,100
Equity in (income) loss of unconsolidated joint venture	(13,702)	4,034
Provision for deferred income taxes	91,847	6,838
(Increase) decrease in:
Trade accounts receivable	(79,421)	(7,850)
Notes receivable	34,706	40,924
Other receivables	(42,224)	87,704
Income taxes receivable	—	(6,310)
Insurance receivable — business interruption	—	244,961
Inventories	(21,110)	(12,167)
Prepaid expenses	(3,216)	(30,911)
Other assets	—	(17,812)
Cash held by broker	(107,935)	—
Increase (decrease) in:
Accounts payable	21,255	67,327
Accrued expenses	(27,785)	(245,375)
Income taxes payable	7,437	—
Other long-term liabilities	5,555	7,543
Net cash provided by operating activities	317,216	475,021

Cash flows from investing activities:
Change in short-term investments	—	260,069
Payments on advances to joint venture	25,400	—
Additions to property and equipment	(1,433)	(295,177)
Purchases of marketable securities	(384,244)	—
Proceeds from fire casualties	—	784,993

Net cash (used in) provided by investing activities	(360,277)	749,885

Cash flows from financing activities:
Cash received from exercise of stock options	17,000	—
Payments on long-term debt	(39,264)	(1,227,469)

Net cash used in financing activities	(22,264)	(1,227,469)

Net decrease in cash and cash equivalents	(65,325)	(2,563)

Cash and cash equivalents at beginning of period	2,344,644	1,664,848

Cash and cash equivalents at end of period	$2,279,320	$1,662,285

Supplemental disclosure of cash flow information:
Cash payments for interest	$20,651	$114,233
Income taxes paid	$2,485	$16,341
Adoption of FIN 48 (non-cash)	$118,375	$—

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

(1)                                 General

The accompanying unaudited consolidated financial statements of Western Sizzlin Corporation, (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(2)                                 Stock Options

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. Options are no longer granted under the 1994 Plan and only 7,500 options granted to James C. Verney remain outstanding under that plan.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.  During the three months ended March 31, 2007, under the provisions of the plans, the contract terms of stock options for resigning directors were reduced and have been reflected in the computations of the weighted average contractual term of the outstanding options.  In February 2007, Mr. Biglari informed the Board that he did not wish to receive future grants of stock options and that he relinquished all stock options previously granted to him.  Since these modifications did not increase the value of the awards, the modification had no impact on compensation expense.

Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  The Company adopted the modified prospective transition method provided for under SFAS No. 123R.

The Company recorded $5,920 and $5,100 of compensation expense for stock options for the three months ended March 31, 2007 and 2006, respectively.

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

The fair values of options granted during the three months ended March 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

	Three Months Ended March 31,
	2007	2006

Expected term (years)	5	5
Risk-free interest rate	4.50%	4.82%
Volatility	78.83%	35.87%
Dividend yield	—	—

There were 1,000 stock options granted during the three month period ended March 31, 2007, all at an estimated fair value of $5.92.  There were 1,000 stock options granted during the three month period ended March 31, 2006, all at an estimated fair value of $5.10.

The following table summarizes stock options outstanding as of March 31, 2007, as well as activity during the three month period then ended:

		Exercise Price Per Share	Contractual Term	Aggregate
	Options	Weighted	Weighted	Intrinsic
	Outstanding	Average	Average	Value
Balance, December 31, 2006	58,000	$9.00	—	—
Granted	1,000	9.15	—	—
Exercised	(2,000)	8.50	—	—
Expired/Forfeited	(12,000)	8.71	—	—
Balance, March 31, 2007	45,000	$8.21	5.7	$172,635

All options outstanding at March 31, 2007 are exercisable.  At March 31, 2007, there were 52,000 shares available for future grants under the plans, however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.

(3)                                 Investments in Marketable Securities

The Company has purchased a significant percentage of common stock of Friendly Ice Cream Corporation and insignificant amounts in other securities. All investments and other capital allocation decisions are made by Mr. Biglari, the Company’s Chairman, under the limited authority delegated by the Board of Directors.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $5.5 million, and in addition, has authority to borrow a maximum of $2 million.  The Company has a margin securities account with Jefferies & Company, Inc. (Jefferies). The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately 5.75% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by Jefferies, in its discretion, from time to time.  The collateral securing the margin loans are the Company’s holdings in the marketable security.  The minimum and maximum amount of any particular margin may be established by Jefferies, in its discretion, regardless of the amount of collateral delivered to Jefferies, and Jefferies may change such minimum and maximum amounts from time to time.  The Company’s balance of margin debt was $0 as of March 31, 2007.  As of March 31, 2007, the Company had $107,935 held by a broker in a margin account.  The Company intends to invest these funds in additional marketable equity securities.

The Company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Security on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  Investments in derivative securities are classified as trading securities, with both realized and unrealized gains and losses on those derivative instruments included in the statement of income.  The Company realized a gain of $4,613 during the first quarter ended March 31, 2007 from expired put options previously written by the Company.

Following is a summary of marketable equity securities as of March 31, 2007 and December 31, 2006:

	March 31, 2007
	Cost	Fair Value	Gross Unrealized Gains
Friendly Ice Cream Corp	$4,543,768	$7,900,699	$3,356,931
Other Investments	$384,244	$384,787	$544
	$4,928,012	$8,285,486	$3,357,475

	December 31, 2006
	Cost	Fair Value	Gross Unrealized Gains
Friendly Ice Cream Corp	$4,543,768	$6,508,645	$1,964,877

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

There were no changes in the net carrying amount of goodwill for the three months ended March 31, 2007 and 2006.

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

As of March 31, 2007
	Gross	Weighted average
	carrying	amortization	Accumulated
	amount	period	amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$8,351,414

Aggregate amortization expense for amortizing intangible assets for the three month period ended March 31, 2007 was $157,574. Estimated amortization expense is $630,300 per year through December 31, 2008.

(5)           Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions in the amount of $118,375, including interest of $25,595, which was accounted for as an adjustment to the beginning balance of retained earnings.   As of March 31, 2007, the Company has a recorded liability of $128,307, including interest of $28,854, for such uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.   During the quarter ended March 31, 2007, the Company recognized approximately $3,259 of accrued interest associated with uncertain tax positions.

The Company anticipates that the accrued liability for uncertain tax positions will significantly decrease in the next twelve months as the Company files tax returns and remits any taxes due.  As of March 31, 2007, the earliest tax year open to examination by a major taxing jurisdiction is 2003.

(6)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for 30,000 shares of common stock were not included in computing diluted earnings for the three months ended March 31, 2006 because the effects of these options were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

		Weighted
		Average	Earnings
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2007
Net income — basic	$149,957	1,788,039	$.08
Net income — diluted	$149,957	1,792,182	$.08

Three months ended March 31, 2006
Net income — basic	$6,298	1,188,857	$.01
Net income — diluted	$6,298	1,203,507	$.01

All share and earnings per share data for the period ended March 31, 2006 have been adjusted to reflect the reverse stock split recorded in August 2006.

(7)                                 Reportable Segments

The Company has organized segment reporting to reflect how the Company views its business activities.  During the third quarter of 2006, the Company identified operating segments based on separate financial information that is evaluated regularly in deciding how to allocate resources and in assessing performance. As a result, certain reclassifications have been made to the accompanying 2006 information to conform to the 2007 information. The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  This segment also includes net costs incurred from subleases of previously operated locations, which is presented separately. The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Corporation does not allocate certain expenses to any business segment.  These costs include expenses of the following functions: legal, accounting, stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These unallocated expenses are designated as unallocated corporate expenses.

The following table summarizes reportable segment information:

	Three Months
	Ended March 31,
	2007	2006

Revenues from reportable segments:
Restaurants	$3,048,300	$2,997,673
Franchising	1,081,390	1,147,977
Total revenues	$4,129,690	$4,145,650
Depreciation and amortization:
Restaurants	$100,495	$90,735
Franchising	165,439	166,421
Corporate	—	2,885
Total depreciation and amortization	$265,934	$260,041
Interest Expense:
Restaurants	$20,324	$46,031
Corporate	—	61
Total interest expense	$20,324	$46,092
Interest Income:
Corporate	$16,578	$20,566
Total interest income	$16,578	$20,566
Equity in joint venture:
Franchising	$13,702	$(4,032)
Total equity in joint venture	$13,702	$(4,032)
Income (loss) from operations:
Restaurants	$98,853	$37,825
Subleased properties	(34,103)	40,562
Franchising	697,003	674,382
Corporate	(513,675)	(625,327)
Total income from operations:	$238,078	$127,442

	March 31,	December 31,
	2007	2006
Total assets:
Restaurants	$6,914,653	$6,615,074
Franchising	5,270,082	5,605,981
Corporate	940,858	1,090,254
Investments in marketable securities	8,285,486	6,508,645
Total assets	$21,411,079	$19,819,954

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

(9)           Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheet at March 31, 2007.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income (loss) of the joint venture of $13,702 and ($4,034) for the three months ended March 31, 2007 and 2006, respectively, is included in equity in earnings of unconsolidated joint venture.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at March 31, 2007:

Three Months Ended
March 31, 2007
(unaudited)
Statement of Operations Data:
Total revenues	$1,329,125
Cost of food	595,493
Payroll expense	420,819
Marketing and smallware expense	8,487
General and administrative	171,728
Interest	55,496
Depreciation and amortization	49,699
Net income	27,403
Balance Sheet Data:
Cash	$183,820
Prepaid insurance	14,663
Inventory	21,331
Land, leasehold improvements, and construction in progress	3,897,437
Loan costs, net	13,090
Total assets	4,153,839
Loan payable	3,270,327
Accounts payable and accrued expenses	342,313
Members’ equity	262,363

(10)         Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The requirements of FIN 48 were adopted during the first quarter of 2007.  Refer to Note 5 for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”), which is effective January 1, 2008.  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, with is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The Company is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our consolidated financial statements on the adoption date of January 1, 2008.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  This standard requires that a company disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3.  If taxes are significant and reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented.  The guidance is effective for the Company beginning January 1, 2007.  The Company presents revenues net of sales taxes in its consolidated statements of income.

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

Effective January 1, 2007, the Company restructured the operations into a holding company/subsidiary format whereby all operations are now conducted through wholly-owned subsidiaries.  This restructuring is not anticipated to have any tax impact and will have no impact on the financial reporting as the Company will continue to report consolidated financial statements.

The Company operated and franchised a total of 127 restaurants located in 19 states, including 5 Company-owned and 121 franchise restaurants and one joint venture as of March 31, 2007.  The restaurants include a family steakhouse concept and a steak and buffet concept.

The Company’s objective is to maximize its intrinsic business value per share over the long term.  In meeting this objective, the Company will evaluate all investment alternatives to achieve above-average returns on capital. The Company will continue to franchise restaurants and maximize operating results of the five Company-operated restaurants.

The Company seeks to invest in stocks of businesses at prices below their intrinsic business value. The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of the Company’s equity securities are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio. A significant decline in the price of major investments may produce a large decrease in the Company’s stockholder’s equity. (See Note 3) Operating decisions for the Company are made by management. As described above, investment and all other capital allocation decisions are made for the Company by Mr. Biglari, Chairman of the Board of Directors.

Results of Operations

Net income for the three months ended March 31, 2007 was $149,957 compared to net income of $6,298 for the three months ended March 31, 2006.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months
	Ended March 31,
	2007	2006
Revenues:
Company-operated restaurants	73.8%	72.3%
Franchise operations	26.2	27.7
Total revenues	100.0	100.0

Company-operated restaurants — food, beverage and labor costs	54.4	55.1
Restaurant occupancy and other	14.6	14.1
Subleased properties	1.0	(1.0)
Franchise operations — direct support	5.5	7.3
Corporate expenses	12.4	15.1
Depreciation and amortization	6.4	6.3
Total costs and expenses	94.3	96.9

Income from operations	5.7	3.1

Other income (expense)	.3	(2.8)

Income before income tax expense	6.0	0.3
Income tax expense	2.4	0.2
Net income	3.6%	0.1%

	Three Months
	Ended March 31,
	2007	2006

Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5
Opened	—	—
Closed	—	—
Franchised	—	—
End of period	5	5
Number of U.S. Franchised Restaurants:
Beginning of period	123	135
Opened	—	—
Closed	(2)	(3)
End of period	121	132
Number of Joint Venture Restuarants:
Beginning of period	1	—
Opened	—	—
Closed	—	—
End of period	1	—

Revenues

Total revenues decreased 0.4% to $4.13 million for the three months ended March 31, 2007 from $4.15 million for the comparable three months ended March 31, 2006. Company-operated restaurant revenues increased 1.7% to $3.05 million for the three months ended March 31, 2007 as compared to $3.0 million for the comparable three months ended March 31, 2006.  The increase is largely attributable to the temporary closing of a Company-operated location for remodeling during the first quarter of 2006.  Same store sales for the three months ended March 31, 2007, experienced an overall decrease of 3.2%, taking out the effect of the remodel.   Franchise revenues decreased 5.8% to $1.08 million for the three months ended March 31, 2007 as compared to $1.15 million for the comparable three months ended March 31, 2006.  The decrease is attributable to fewer franchised units in the system at March 31, 2007 as compared to March 31, 2006.  Same store sales for the three months ended March 31, 2007, experienced an overall decrease of 1.7%.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs decreased $37,200 (1.6%) to $2.2 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006.   These costs for the three month period as a percentage of Company-operated restaurants revenue were 73.7% and 76.2% for the three months ended March 31, 2007 and 2006, respectively.  The decrease in the costs was largely attributable to the temporary closing of a Company-operated location during the first quarter of 2006 for remodel.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, increased by $17,100 (2.9%) for the three months ended March 31, 2007 versus the prior year’s comparable period. These costs for the three month period increased slightly as a percentage of Company-operated restaurant revenues from 19.5% in 2006 to 19.8% in 2007.  The increase for the three months ended March 31, 2007 was largely attributable to a $45,000 settlement of a lease in Chantilly, Virginia offset by a reduction in the cost structure during the first quarter of 2007.

Subleased properties include net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses increased by $75,000 (184.8%) for the three months ended March 31, 2007 versus the prior year’s comparable period.  The increase was largely attributable to additional expenses incurred due to the termination of certain subleased properties by subtenants and lack of sub rental income.

Cost of franchise operations direct support expense decreased by $75,000 (24.8%) for the three months ended March 31, 2007 versus the prior year’s comparable period.  The decrease was largely attributable to personnel reductions and targeted expense reduction during the third and fourth quarters of 2006.

Corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses decreased by $112,000 (17.9%) for the three months ended March 31, 2007 versus the prior year’s comparable period.  The decrease was attributable to personnel reductions and targeted expense reductions during the third and fourth quarters of 2006.

Depreciation and amortization expense increased by $6,000 (2.3%) for the three months ended March 31, 2007 versus the three months ended March 31, 2006. The increase was attributable to an increase in capital expenditures placed in service due to remodels of two Company-operated locations during 2006.

Other Income (Expense)

Interest expense decreased $26,000 for the three months ended March 31, 2007 over the comparable period in 2006 due to a lower average principal outstanding balance.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Other income decreased $4,093 for the three months ended March 31, 2007 over the comparable period in 2006.  Other income for 2007 included a realized gain on investments in put options of $4,613 during the first quarter ended March 31, 2007.

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 40.4% and 52.1% for the three months ended March 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

As of March 31, 2007, the Company had $2.28 million of cash and cash equivalents as compared to $2.34 million as of March 31, 2006.

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

As previously discussed in Note 3 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, the Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to its Chairman, Sardar Biglari, subject to Board reporting requirements and various limitations that have been or may be from time to time adopted by the Board of Directors.  These investments may include significant and highly concentrated direct investments with respect to the equity securities of public companies.  Any such investments will involve risks, and stockholders should recognize that the Company’s balance sheet may change depending on the performance of investments.  Furthermore, such investments could be subject to volatility that may affect both the recorded value of the investments as well as the Company’s periodic earnings.

Operating Activities and Cash Flows

The Company generated approximately $317,000 in operating cash flows for the three months ended March 31, 2007 and $475,000 for the three months ended March 31, 2006.  The Company’s primary source of operating cash flows is the operating profits generated from Company operations and franchise operations.

Investing Activities

During the three months ended March 31, 2007, the Company spent $1,400 on capital expenditures compared to $295,000 spent during the equivalent period in the prior year.  Capital expenditures for 2006 included amounts attributable to the remodel of the Company-operated store in Northern Virginia.  The balance of the capital expenditures was for necessary replacement of equipment and leasehold improvements in the other Company-operated locations. Also included in investing activities for 2007 is $384,000 investment in marketable securities, offset by payments made on advances to unconsolidated joint venture of $25,400.

Financing Activities

The Company made payments of long-term debt of $39,000 and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.  Also, during the three months ended March 31, 2007, the Company received $17,000 from the exercise of stock options.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of March 31, 2007:

	Payment due by period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Totals
Long-term debt	$123,826	$118,783	$109,803	$121,385	$134,189	$200,875	$808,861
Operating leases, net (1)	565,930	657,776	615,467	623,880	367,611	1,571,165	4,401,829
Interest expense (2)	56,881	62,834	52,041	40,459	27,655	14,603	254,473
Tax obligations (3)	128,307	0	0	0	0	0	128,307
Totals	$874,944	$839,393	$777,311	$785,724	$529,455	$1,786,643	$5,593,470

(1)             Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $4.4 million, offset by sublease rentals for the same periods of approximately $95,000.

(2)             Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.

(3)             Reflect recognized liabilities for uncertain tax positions under the provision FIN 48.  (See Note 5.)

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

For additional information regarding the impact of recently issued accounting standards, see Note 10 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Investments

The Company classifies our marketable equity securities as available-for-sale, which are reported at fair value.  Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity.  Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.  All investments are marked-to-market based on quoted market prices and recorded at their fair value.  Investments in derivative securities are classified as trading securities, with both realized and unrealized gains and losses on those derivative instruments included in the statement of income.

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

Income Taxes

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The requirements of FIN 48 were adopted during the first quarter of 2007.

For additional information regarding the adoption of FIN 48, see Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2007, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities and to interest rates related to debt obligations. The Company’s marketable securities are currently concentrated in a single investment, common stock of Friendly Ice Cream Corporation. A change in market prices also exposes the Company to market risk related to the investments in marketable securities.  As of March 31, 2007, the Company held $8.3 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value would result in $830,000 of unrealized losses and a corresponding decline would not affect cash flows unless the security was disposed of.

The table below provides information about debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at March 31, 2007 (dollars in thousands):

EXPECTED MATURITY DATE

	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$124	$119	$110	$121	$134	$201	$809	$848
Average Interest Rate	9.96%	10.03%	10.07%	10.07%	10.07%	10.07%	10.00%

Item 4.  Controls and Procedures

The Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on its evaluation as of December 31, 2006, the Company concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed in the Annual Report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K due to the material weaknesses discussed below. These weaknesses still exist as of March 31, 2007.

A material weakness is a control deficiency (as defined by the PCAOB), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on the evaluation as of December 31, 2006, the review of the system of controls surrounding the information technology system revealed that the Chief Financial Officer has access to the journal entry module within the Company’s accounting system, leading to a segregation of duties issue.  The Company is currently evaluating how to restrict access to that particular module from the Chief Financial Officer, as well as additional procedures necessary to fully remediate the material weakness. The Company anticipates the steps necessary to remediate this deficiency will be implemented by June 30, 2007.

In addition, in connection with the audit of the Company’s 2006 financial results, Grant Thornton LLP, (independent registered public accounting firm), detected an error related to expenses associated with the rights offering that expired December 8, 2006. A correcting adjustment was made prior to finalization of the 2006 financial statements, with the direct costs of $123,280 associated with the rights offering properly recorded as a reduction of equity instead of an expense. The Company is evaluating initiatives needed to remediate this material weakness in internal controls, and thus lower the risk level to remote of other potential material errors or omissions.  The Company plans to expand the use of independent reviews by outside financial reporting experts and implement this review by June 30, 2007.

There were no other changes in the Company’s internal controls or in other factors that could significantly affect these controls since the evaluation process was completed as of March 31, 2007.

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

Item 1A. Risk Factors

An investment in the common stock of any company involves a degree of risk.  Investors should consider carefully the risks and uncertainties described in the Company’s Annual Report on Form 10-K filed with the SEC, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations.  The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations for company operations, as well as franchised operations.  The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

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

Date: May 15, 2007

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.