Form 10-Q
period 2007-06-30
WESTERN SIZZLIN CORP
filed 2007-08-14
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-25366

Western Sizzlin Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0723400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

416 South Jefferson Street, Suite 600	24011
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes ☒ No

As of August 14, 2007, there were 1,797,750 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Six Months Ended June 30, 2007
Table of Contents

PART I. FINANCIAL INFORMATION
WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,782,133	$2,344,644
Trade accounts receivable, net of allowance for doubtful accounts of $517,142 in 2007 and $470,758 in 2006	931,803	866,565
Current installments of notes receivable, less allowance for impaired notes of $28,480 in 2007 and $17,409 in 2006	219,399	205,624
Other receivables	248,110	239,531
Income taxes receivable	249,695	248,559
Inventories	83,167	55,207
Prepaid expenses	256,044	253,556
Deferred income taxes	337,281	296,671
Total current assets	5,107,632	4,510,357

Notes receivable, less allowance for impaired notes receivable of $163,327 and $164,396 in 2006, excluding current installments	708,412	800,841
Property and equipment, net	2,070,044	2,270,300
Investments in marketable securities (Note 3)	8,938,433	6,508,645
Cash held by broker	9,882	—
Franchise royalty contracts, net of accumulated amortization of $8,508,988 in 2007 and $8,193,840 in 2006	945,443	1,260,592
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $190,753 in 2007 and $188,670 in 2006	9,457	11,540
Investment in unconsolidated joint venture	213,155	147,479
	$22,312,658	$19,819,954
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$145,315	$163,089
Accounts payable	633,782	555,110
Accrued expenses and other	680,101	554,443
Income taxes payable	135,208	—
Total current liabilities	1,594,406	1,272,642

Long-term debt, excluding current installments	623,296	685,036
Other long-term liabilities	80,480	69,370
Deferred income taxes	1,302,782	394,885
	3,600,963	2,421,933

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 4,000,000 shares (2,000,000 shares at December 31, 2006); 1,797,750 issued and outstanding shares in 2007 and 1,787,750 in 2006 (Note 2)	17,978	17,878
Additional paid-in capital	12,881,791	12,790,681
Retained earnings	3,603,938	3,340,193
Accumulated other comprehensive income — unrealized holding gains, net of taxes	2,207,987	1,249,269
Total stockholders’ equity	18,711,694	17,398,021
	$22,312,658	$19,819,954

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Company-operated restaurants	$3,542,157	$3,579,938	$6,590,457	$6,577,611
Franchise operations	1,148,414	1,136,787	2,229,804	2,284,764

Total revenues	4,690,571	4,716,725	8,820,261	8,862,375

Costs and expenses:
Company-operated restaurants —food, beverage and labor costs	2,460,149	2,449,659	4,706,135	4,732,858
Restaurant occupancy and other	575,785	586,374	1,178,751	1,172,288
Subleased properties	52,645	194,816	86,748	154,254
Franchise operations — direct support	275,246	306,494	504,194	610,783
Corporate expenses	729,585	659,180	1,243,260	1,284,507
Depreciation and amortization	265,674	263,940	531,608	523,981
Total costs and expenses	4,359,084	4,460,463	8,250,696	8,478,671

Income from operations	331,487	256,262	569,565	383,704

Other income (expense):
Interest expense	(19,727)	(32,255)	(40,051)	(78,347)
Loss on early extinguishment of long term debt	—	—	—	(92,535)
Interest income	13,775	16,534	30,353	37,100
Equity in joint venture	51,973	(34,194)	65,675	(38,228)
Other	501	27,889	4,198	35,679

	46,522	(22,026)	60,175	(136,331)
Income before income tax expense	378,009	234,236	629,740	247,373

Income tax expense:
Current	8,257	—	18,184	—
Deferred	137,589	91,130	229,436	97,969
Total income tax expense	145,846	91,130	247,620	97,969
Net income	$232,163	$143,106	$382,120	$149,404

Earnings per share (Note 6):
Basic	$.13	$.12	.21	$.13
Diluted	$.13	$.12	.21	$.12

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2007
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Balances, December 31, 2006	1,787,750	$17,878	$12,790,681	$3,340,193	$1,249,269	$17,398,021
Net income	—	—	—	382,120	—	382,120
Change in unrealized holding gains, net of taxes	—	—	—	—	958,718	958,718
Comprehensive income						1,340,838
Share based compensation	—	—	5,920	—	—	5,920
Cumulative effect of adopting FIN 48	—	—		(118,375)	—	(118,375)
Stock options exercised	10,000	100	85,190		—	85,290
Balances, June 30, 2007	1,797,750	$17,978	$12,881,791	3,603,938	$2,207,987	$18,711,694

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$382,120	$149,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	214,376	208,832
Amortization of franchise royalty contracts	315,149	315,148
Amortization of financing costs	2,083	10,827
Loss on sale/disposal of property and equipment	—	57,717
Write off of financing costs related to early extinguishment of long term debt	—	29,699
Provision for doubtful accounts	60,000	50,000
Share-based compensation	5,920	39,100
Equity in (income) loss of unconsolidated joint venture	(65,676)	38,228
Provision for deferred income taxes	229,435	97,969
(Increase) decrease in:
Trade accounts receivable and notes receivable	(46,584)	46,951
Other receivables	(8,579)	20,454
Income taxes receivable	(1,136)	(6,310)
Insurance receivable — business interruption	—	244,961
Inventories	(27,960)	(16,868)
Prepaid expenses	(2,488)	13,777
Other assets	—	(22,526)
Cash held by broker	(9,882)	—
Increase (decrease) in:
Accounts payable	78,672	(15,965)
Accrued expenses	125,658	(276,667)
Income taxes payable	16,833	—
Other long-term liabilities	11,110	14,674
Net cash provided by operating activities	1,279,051	999,405

Cash flows from investing activities:
Change in short-term investments	—	260,069
Additions to property and equipment	(14,120)	(378,415)
Proceeds from sale of property	—	2,800
Purchases of marketable securities	(833,218)	—
Proceeds from fire casualties	—	784,993

Net cash (used in) provided by investing activities	(847,338)	669,447

Cash flows from financing activities:
Cash received from exercise of stock options	85,290	9,200
Payments on long-term debt	(79,514)	(1,312,213)

Net cash provided by (used in) financing activities	5,776	(1,303,013)

Net increase in cash and cash equivalents	437,489	365,839

Cash and cash equivalents at beginning of period	2,344,644	1,664,848
Cash and cash equivalents at end of period	$2,782,133	$2,030,687
Supplemental disclosure of cash flow information:
Cash payments for interest	$40,710	$141,337
Income taxes paid	$2,485	$16,341
Adoption of FIN 48 (non-cash)	$118,375	$—
Non-cash investing activities:
Reclassification of deposits from other assets to property and equipment	$—	$320,336
Gross unrealized gains from marketable equity securities	$1,600,612	$—

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006
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

(2)                                 Stock Options

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. The 1994 Plan has expired for purposes of granting options and only 7,500 options granted to James C. Verney remain outstanding under that plan.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.  During the six months ended June 30, 2007, under the provisions of the plans, the contract terms of stock options for resigning directors were reduced and have been reflected in the computations of the weighted average contractual term of the outstanding options.  In February 2007, Mr. Biglari informed the Board that he did not wish to receive future grants of stock options and that he relinquished all stock options previously granted to him.  Since these modifications did not increase the value of the awards, the modification had no impact on compensation expense.

Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  The Company adopted the modified prospective transition method provided for under SFAS No. 123R.

The Company recorded $0 and $5,920 compensation expense for stock options for the three and six months ended June 30, 2007, respectively.

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

The fair values of options granted during the six months ended June 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

	Six Months Ended June 30,
	2007	2006

Expected term (years)	5	5
Risk-free interest rate	4.50%	5.08%
Volatility	78.83%	84.03%
Dividend yield	—	—

There were -0- and 1,000 stock options granted during the three and six month periods ended June 30, 2007, respectively, all at an estimated fair value of $5.92.  There were 5,000 and 6,000 stock options granted during the three and six month periods ended June 30, 2006, respectively, which had an estimated fair value at the date of grant of $5.10 for the 1,000 granted during the second quarter of 2006 and $6.80 for the 5,000 stock options granted during the first quarter of 2006.

The following table summarizes stock options outstanding as of June 30, 2007, as well as activity during the six month period then ended:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2006	58,000	$9.00	—	—
Granted	1,000	9.15	—	—
Exercised	(10,000)	8.53	—	—
Expired/Forfeited	(13,000)	8.75	—	—
Balance, June 30, 2007	36,000	$8.42	6.35	$262,555

All options outstanding at June 30, 2007 are exercisable.  At June 30, 2007, there were 36,000 shares available for future grants under the plans, however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.

(3)                                 Investments in Marketable Securities

The Company purchased a significant percentage of common stock of Friendly Ice Cream Corporation and smaller amounts of other securities. All investments and other capital allocation decisions are made by Mr. Biglari, the Company’s Chairman, under limited authority delegated by the Board of Directors.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million.  The Company has a margin securities account with Jefferies & Company, Inc. (Jefferies). The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately 5.75% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by Jefferies, in its discretion, from time to time.  The collateral securing the margin loans are the Company’s holdings in the marketable security.  The minimum and maximum amount of any particular margin may be established by Jefferies, in its discretion, regardless of the amount of collateral delivered to Jefferies, and Jefferies may change such minimum and maximum amounts from time to time.  The Company’s balance of margin debt was $0 as of June 30, 2007.  As of June 30, 2007, the Company had $9,882 held by a broker in a margin account.  The Company intends to invest these funds in additional marketable equity securities.

The Company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  Investments in derivative securities are classified as trading securities, with both realized and unrealized gains and losses on those derivative instruments included in the statement of income.  The Company realized a gain of $4,613 during the six months ended June 30, 2007 from expired put options previously written by the Company.

Following is a summary of marketable equity securities as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Cost	Fair Value	Gross Unrealized Gains
Friendly Ice Cream Corp	$4,539,726	$8,054,781	$3,515,055
Other Investments	833,218	883,652	50,434
	$5,372,944	$8,938,433	$3,565,489

	December 31, 2006
	Cost	Fair Value	Gross Unrealized Gains
Friendly Ice Cream Corp	$4,543,768	$6,508,645	$1,964,877

On June 17, 2007, Friendly Ice Cream Corp entered into a definitive merger agreement that upon closing, Friendly Ice Cream Corp would result in Friendly being privately held.  For each share publicly held,  Friendly shareholders would have the right to receive $15.50 in cash.  The agreement is subject to Friendly shareholder approval.  Upon adoption by the shareholders of Friendly, the Company would  realize gains on this investment. The Company entered into a written agreement in June 2007 with Friendly to vote in favor of the sale.   The Company also sold a portion of its common stock in Friendly’s during July 2007 with realized gains of approximately $786,000.

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

There were no changes in the net carrying amount of goodwill for the three and six month periods ended June 30, 2007 and 2006.

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

	As of June 30, 2007
	Gross carrying amount	Weighted average amortization period	Accumulated amortization

Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$8,508,988

Aggregate amortization expense for amortizing intangible assets for the three and six month periods ended June 30, 2007 was $157,574 and $315,148, repectively. Estimated amortization expense is $630,300 per year through December 31, 2008.

(5)           Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions in the amount of $118,375, including interest of $25,595, which was accounted for as an adjustment to the beginning balance of retained earnings.   As of June 30, 2007, the Company has a recorded liability of $134,536, including interest of $30,784, for such uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.   For the three and six month periods ended June 30, 2007, the Company recognized approximately $1,930 and $5,189, respectively, of accrued interest associated with uncertain tax positions.

The Company anticipates that the accrued liability for uncertain tax positions will significantly decrease in the next twelve months as the Company files tax returns and remits any taxes due.  As of June 30, 2007, the earliest tax year open to examination by a major taxing jurisdiction is 2003.

(6)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for 1,000 shares of common stock were not included in computing diluted earnings for the three and six months ended June 30, 2006 because the effects of these options were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount

Three months ended June 30, 2007
Net income — basic	$232,163	1,792,574	$.13
Net income — diluted	$232,163	1,801,502	$.13

Three months ended June 30, 2006
Net income — basic	$143,106	1,188,967	$.12
Net income — diluted	$143,106	1,194,066	$.12

Six months ended June 30, 2007
Net income — basic	$382,120	1,790,319	$.21
Net income — diluted	$382,120	1,796,855	$.21

Six months ended June, 2006
Net income — basic	$149,404	1,188,967	$.13
Net income — diluted	$149,404	1,197,841	$.12

On July 9, 2007, the Company filed a registration statement on Form S-3 with the SEC in preparation of conducting a rights offering to its stockholders.  The Company is seeking registration of 897,375 shares of its common stock and 1,794,750 rights to purchase these shares.  The registration statement is not yet effective and the offering has not commenced.

(7)                                 Reportable Segments

The Company has organized segment reporting to reflect how the Company views its business activities.  During the third quarter of 2006, the Company identified operating segments based on separate financial information that is evaluated regularly in deciding how to allocate resources and in assessing performance. As a result, certain reclassifications have been made to the accompanying 2006 information to conform to the 2007 information. The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  This segment also includes net costs incurred from subleases of previously operated locations, which is presented separately. The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Company incurs certain costs which include expenses of the following functions: legal, accounting, stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These expenses are designated as corporate expenses.

The following table summarizes reportable segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues from reportable segments:
Restaurants	$3,542,157	$3,579,938	$6,590,457	$6,577,611
Franchising	1,148,414	1,136,787	2,229,804	2,284,764
Total revenues	$4,690,571	$4,716,725	$8,820,261	$8,862,375
Depreciation and amortization:
Restaurants	$100,304	$96,409	$200,799	$187,144
Franchising	165,370	167,531	330,809	336,837
Total depreciation and amortization	$265,674	$263,940	$531,608	$523,981
Interest Expense:
Restaurants	$19,727	$32,247	$40,051	$78,278
Corporate	—	8	—	69
Total interest expense	$19,727	$32,255	$40,051	$78,347
Interest Income:
Corporate	$13,775	$16,534	$30,353	$37,100
Total interest income	$13,775	$16,534	$30,353	$37,100

Equity in joint venture:	$51,973	$(34,194)	$65,675	$(38,228)
Total equity in joint venture	$51,973	$(34,194)	$65,675	$(38,228)

Income (loss) from operations:
Restaurants	$405,919	$447,496	$504,772	$485,321
Subleased properties	(52,645)	(194,816)	(86,748)	(154,254)
Franchising	707,798	662,762	1,394,801	1,337,144
Corporate	(729,585)	(659,180)	(1,243,260)	(1,284,507)
Total income from operations:	$331,487	$256,262	$569,565	$383,704

	June 30, 2007	December 31, 2006

Total assets:
Restaurants	$7,625,687	$6,615,074
Franchising	4,844,111	5,605,981
Corporate	904,427	1,090,254
Investments in marketable securities	8,938,433	6,508,645
Total assets	$22,312,658	$19,819,954

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

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single lease agreement and previously occupied by the Company.  Each of these premises had been subleased to various operators.  The lease agreement expired pursuant to its terms on June 30, 2006.  The plaintiffs have claimed in their lawsuit unspecified damages allegedly owing for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  At this time the likelihood of an unfavorable court outcome, or any potential loss, cannot be made with certainty.  However, the Company is prepared to vigorously contest the plaintiff’s claims and will pursue applicable cross claims and counterclaims.  The case is presently set for trial in February 2008 in Little Rock, Arkansas.

FFCA

FFCA Acquisition Corporation, an entity related to Franchise Finance Corporation of America, now known as General Electric Franchise Finance Corporation “FFCA” is or was the owner of 43 former Quincy’s restaurant locations “Former Quincy’s Units.”  Western Sizzlin Stores of Virginia, Inc. (“WSSVA”), a wholly-owned subsidiary of Western Sizzlin Corporation, executed certain Master Leases (“the Leases”) dated as of January 1, 2001, covering the Former Quincy’s Units.  However, pursuant to Paragraph 47 of the Leases, the Leases never became effective as FFCA did not execute and/or deliver the Leases.

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

(9)           Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheet at June 30, 2007.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income (loss) of the joint venture of $51,973 and $65,675 for the three and six month periods ended June 30, 2007 and ($34,194) and ($38,228) for the three and six months ended June 30, 2006, is included in equity in joint venture.  At June 30, 2007, the Company has a receivable due from the joint venture of $94,418 for start-up costs paid by the Company on behalf of the the joint venture.   The balance due from the joint venture was $139,418 at December 31, 2006.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at June 30, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$1,257,868	$2,586,993
Cost of food	530,927	1,126,420
Payroll expense	372,578	793,397
Marketing and smallware expense	9,067	17,554
General and administrative	121,805	293,533
Interest	56,376	111,872
Depreciation and amortization	50,622	100,321
Net income	103,946	131,349
Balance Sheet Data:
Cash		$188,352
Prepaid insurance		12,515
Inventory		20,838
Land, leasehold improvements (net), and construction in progress		3,847,166
Loan costs, net		12,708
Total assets		4,088,978
Loan payable		3,226,761
Accounts payable and accrued expenses		267,172
Members’ equity		366,308

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

(11)         Recent Developments and Subsequent Events

On June 17, 2007, Friendly Ice Cream Corp entered into a definitive merger agreement that upon closing, Friendly Ice Cream Corp would result in Friendly being privately held.  For each share publicly held,  Friendly shareholders would have the right to receive $15.50 in cash.  The agreement is subject to Friendly shareholder approval.  If adopted by the shareholders of Friendly, the Company would then dispose of its investment and  realize gains. The Company entered into a written agreement in June 2007 with Friendly to vote in favor of the sale.   The Company also sold a portion of its common stock in Friendly’s during July 2007 with realized gains of approximately $786,000.

On July 9, 2007, the Company filed a registration statement on Form S-3 with the SEC in preparation of conducting a rights offering to its stockholders.  The Company is seeking registration of 897,375 shares of its common stock and 1,794,750 rights to purchase these shares.  The registration statement is not yet effective and the offering has not commenced.

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

In April 2007 the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that will operate as a private investment fund.  Through Western Investments, Mr. Biglari will operate as the portfolio advisor to the fund.  At this time, Western Investments does not intend to, but it may in the future, register with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940, as amended.  Separately, it may be required to register as an investment adviser with the regulatory authorities in one or more states.

Western Investments’ role as the general partner carries with it the obligation to manage the operations of the fund, and in this regard it will be assisted by a professional fund administrator.  Furthermore, Western Investments will agree to reimburse certain investors for the first 30% of any loss that they may suffer as a result of an investment in the fund, a commitment which carries significant risk.  See “Risk Factors” on page 24.

For serving as the fund’s general partner, Western Investments will receive a monthly management fee equal to one-twelfth of 1% of the value of the capital account of each limited partner.  It will also receive an annual incentive allocation equal to 20% of the portion of each limited partner’s pro rata share of the fund’s net profits for each fiscal year in excess of net losses allocated to each limited partner and carried forward from prior years.  The fund has made no investments as of the date of this prospectus.  Other investors in the fund will be “accredited investors” under SEC rules, though the fund has no investors as of the date of this prospectus.

The Company intends to be a minority investor in the fund, and in exchange for the Company’s limited partnership interest it intends to contribute cash and certain of the Company’s marketable securities.  The fund intends to invest primarily in equity securities of U.S. publicly traded companies.  This may include investments both in the restaurant industry, in an effort to leverage familiarity with the restaurant business, as was the case with the Company’s investment in Friendly’s, and also investments outside the restaurant business.  The fund may seek either controlling positions or minority positions.

While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, the recent investment activities could bring the Company within the definition of an “investment company” and require the Company to register as an investment company under the Investment Company Act of 1940.  The Company’s Board of Directors had adopted a policy requiring management to restrict the Company’s operations and investment activities to avoid becoming an investment company, until and unless the Board approves otherwise.  Although  the Company does not presently intend to change its principal business, and the Board has not approved any such change, the Company has expanded its investment activities, and  may decide in the future to register as an investment company under the Investment Company Act.  Under certain circumstances, if the Company is successful in investment activities, then the Company may inadvertently fall within the definition of an investment company, in which event it may be required to register as an investment company.  If the Company decides or is required to register as an investment company, then the Company would become subject to various provisions of the Investment Company Act and the regulations adopted under such Act, which are very extensive and could adversely affect the Company’s operations.

On June 17, 2007, the Company along with The Lion Fund, L.P., Biglari Capital Corp., Sardar Biglari and Philip L. Cooley, entered into a Stockholders Agreement with an affiliate of Sun Capital Corp., pursuant to which the Company agreed to vote the Company’s shares of Friendly Ice Cream Corporation in favor of a merger agreement that will result in the acquisition of Friendly by an affiliate of Sun for $15.50 per share in cash subject to stockholder approval and other conditions.  The Stockholders Agreement was filed with the SEC as an exhibit to our Schedule 13D (as amended).

The Company operated and franchised a total of 125 restaurants located in 19 states, including 5 Company-owned, 119 franchise restaurants and one joint venture as of June 30, 2007.  The restaurants include a family steakhouse concept and a buffet concept.

The Company’s objective is to maximize its intrinsic business value per share over the long term.  In meeting this objective, the Company will evaluate all investment alternatives to achieve above-average returns on capital. The Company will continue to franchise restaurants and maximize operating results of the five Company-operated restaurants.

The Company seeks to invest in stocks of businesses at prices below their intrinsic business value. The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of the Company’s equity securities are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio. A significant decline in the price of major investments may produce a large decrease in the Company’s stockholder’s equity (See Note 3).  Investment and all other capital allocation decisions are made for the Company by Mr. Biglari.

Results of Operations

Net income for the three and six months ended June 30, 2007 was $232,163 and $382,120 compared to net income of $143,106 and $149,404 for the three and six months ended June 30, 2006.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Company-operated restaurants	75.5%	75.9%	74.7%	74.2%
Franchise operations	24.5	24.1	25.3	25.8
Total revenues	100.0	100.0	100.0	100.0

Company-operated restaurants — food, beverage and labor	52.4	51.9	53.4	53.4
Restaurant occupancy and other	12.3	12.4	13.4	13.2
Subleased properties	1.1	4.1	1.0	1.7
Franchise operations — direct support	5.9	6.5	5.7	6.9
Corporate expenses	15.6	14.0	14.1	14.5
Depreciation and amortization	5.7	5.6	6.0	5.9
Total costs and expenses	93.0	94.5	93.6	95.6

Income from operations	7.0	5.5	6.4	4.4

Other income (expense)	1.0	(.5)	.7	(1.5)

Income before income tax expense	8.0	5.0	7.1	2.9
Income tax expense	3.1	1.9	2.8	1.1
Net income	4.9%	3.1%	4.3%	1.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5	5	5
Opened	—	—	—	—
Closed	—	—	—	—
Franchised	—	—	—	—
End of period	5	5	5	5

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Number of U.S. Franchised Restaurants:
Beginning of period	121	133	123	135
Opened	—	—	—	—
Closed	2	3	4	5
End of period	119	130	119	130

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Number of Joint Venture Restaurants:
Beginning of period	1	—	1	—
Opened	—	—	—	—
Closed	—	—	—	—
End of period	1	—	1	—

Revenues

Total revenues decreased 0.6% to $4.69 million for the three months ended June 30, 2007 from $4.72 million for the comparable three months ended June 30, 2006. Total revenues decreased 0.5% to $8.82 million for the six months ended June 30, 2007 from $8.86 million for the comparable six months ended June 30, 2006. Company-operated restaurant revenues decreased 1.06% to $3.54 million for the three months ended June 30, 2007 as compared to $3.58 million for the comparable three months ended June 30, 2006. Company-operated restaurant revenues increased 0.20% to $6.59 million for the six months ended June 30, 2007 as compared to $6.58 million for the comparable six months ended June 30, 2006. The slight increase for the six months ended June 30, 2007 is largely attributable to the temporary closing for 21 days of a Company-operated location for remodeling during 2006, which resulted in lost revenues of approximately $183,000 in the first six months of 2006.  Same store sales at Company-operated restaurants for the three and six months ended June 30, 2007, experienced an overall decrease of  1.1% and an increase of 0.2%, respectively.   Franchise revenues increased 1.02% to $1.15 million for the three months ended June 30, 2007 as compared to $1.14 million for the comparable three months ended June 30, 2006. Franchise revenues decreased 2.41% to $2.23 million for the six months ended June 30, 2007 as compared to $2.28 million for the comparable six months ended June 30, 2006. The slight increase during the three months ended June 30, 2007 is attributable to increased franchise transfer fees in 2007 of $20,000.  The overall decrease in franchise revenues for the six months ended June 30, 2007 is attributable to fewer franchised units in the system at June 30, 2007 as compared to June 30, 2006.  Same store sales at franchise operations for the three and six months ended June 30, 2007, experienced an overall increase of 0.4% and decrease of 0.6%, respectively.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $10,490 (4.3%) to $2.46 million for the three months ended June 30, 2007 from $2.45 million for the three months ended June 30, 2006.   These costs for the three month period as a percentage of Company-operated restaurants revenue were 69.5% and 68.4% for the three months ended June 30, 2007 and 2006, respectively.   Cost of Company-operated restaurants decreased $27,000 (0.6%) to $4.71 million for the six months ended June 30, 2007 from $4.73 million for the six months ended June 30, 2006.   These costs for the six month period as a percentage of Company-operated restaurants revenue were 71.4% and 71.9% for the six months ended June 30, 2007 and 2006, respectively.  The decrease in the costs for the six months ended June 30, 2007 was largely attributable to the temporary closing of a Company-operated location during the first quarter of 2006 for remodel.  These costs overall have increased due to the rising costs of commodities.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $11,000 (1.8%) for the three months ended June 30, 2007 versus the prior year’s comparable period. These costs for the three month period decreased as a percentage of Company-operated restaurant revenues from 16.8% in 2006 to 16.3% in 2007.  Restaurant occupancy and other increased by $6,000 (0.6%) for the six months ended June 30, 2007 versus the prior year’s comparable period. These costs for the six month period were comparable as a percentage of Company-operated restaurant revenues of 17.9% in 2006 and 17.9% in 2007.

Subleased properties include net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses decreased by $142,000 and $68,000 for the three and six months ended June 30, 2007 versus the prior years’ comparable periods.  The decreases were largely attributable to termination of certain leased property arrangements during 2006.

Cost of franchise operations direct support expense decreased by $31,000 and $107,000 for the three and six months ended June 30, 2007 versus the prior years’ comparable periods.  The decreases were largely attributable to personnel reductions and targeted expense reductions during the third and fourth quarters of 2006.

Corporate expenses consist of certain expenses not directly associated with any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses increased by $70,000 for the three months ended June 30, 2007 and decreased $41,000 for the six months ended June 30, 2007 versus the prior years’ comparable periods.  Overall, these expenses have decreased for 2007 due to personnel reductions and targeted expense reductions during the third and fourth quarters of 2006, but was offset by an increase in legal expenses associated with the Friendly Ice Cream

Corp  investment beginning in the third quarter of 2006.  Legal expenses related to the investment in Friendly Ice Cream Corp were $65,000 and $107,000 for the three and six month periods ended June 30, 2007, respectively.

Depreciation and amortization expense increased by $2,000 and $8,000 for the three and six months ended June 30, 2007 versus the prior years’ comparable periods. The increases were attributable to an increase in capital expenditures placed in service due to remodels of two Company-operated locations during 2006.

Other Income (Expense)

Interest expense decreased $13,000 and $38,000 for the three and six months ended June 30, 2007 versus the prior years’ comparable periods due to a lower average principal outstanding balance.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Other income decreased $27,000 and $31,000 for the three and six months ended June 30, 2007 versus the prior years’ comparable periods.

Income Tax Expense

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 38.6% and 38.9% for the three months ended June 30, 2007 and 2006, respectively and 39.3% and 39.5% for the six months ended June 30, 2007 and 2006, respectively.

Cash and Cash Equivalents

As of June 30, 2007, the Company had $2.78 million of cash and cash equivalents as compared to $2.34 million as of December 31, 2006.

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

Operating Activities and Cash Flows

The Company generated approximately $1.3 million and $999,000 in operating cash flows for the six months ended June 30, 2007 and 2006, respectively.  The Company’s primary source of operating cash flows is the operating profits generated from Company operations and franchise operations.

Investing Activities

During the six months ended June 30, 2007, the Company spent $14,000 on capital expenditures compared to $378,000 spent during the equivalent period in the prior year.  Capital expenditures for 2006 included amounts attributable to the remodel of the Company-operated store in Northern Virginia.  The balance of the capital expenditures was for necessary replacement of equipment and leasehold improvements in the other Company-operated locations. Also included in investing activities for 2007 is an $833,000 investment in marketable securities.

Financing Activities

The Company made payments of long-term debt of $80,000 and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.  Also, during the six months ended June 30, 2007, the Company received $85,290          from the exercise of stock options.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.  The Company’s debt agreements contain certain minimum financial covenant requirements.  As of  June 30, 2007, the Company was in compliance with all debt covenants.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of June 30, 2007:

	Payment due by period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Totals
Long-term debt	$83,576	118,783	109,803	121,385	134,189	200,875	768,611
Operating leases, net (1)	380,324	705,339	634,425	623,880	367,611	1,571,165	4,282,744
Interest expense (2)	36,902	62,834	52,041	40,459	27,655	14,603	234,494
Tax obligations (3)	134,536	—	—	—	—	—	134,536
Totals	$635,338	886,956	796,269	785,724	529,455	1,786,643	5,420,385

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2007, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities and to interest rates related to debt obligations. The Company’s marketable securities are currently concentrated in a few single investments, with the common stock of Friendly Ice Cream Corporation being the majority. A change in market prices also exposes the Company to market risk related to the investments in marketable securities.  As of June 30, 2007, the Company held $8.9 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value would result in $890,000 of unrealized losses and would not affect cash flows unless the security was disposed.

The table below provides information about debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations at June 30, 2007 (dollars in thousands):

EXPECTED MATURITY DATE

	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value
Long-term debt maturities	$84	119	110	121	134	201	769	805
Average Interest Rate	9.96%	10.03%	10.07%	10.07%	10.07%	10.07%	10.00%

Item 4.  Controls and Procedures

The Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on its evaluation as of December 31, 2006, the Company concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed in the Annual Report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K due to the material weaknesses discussed below. These weaknesses have been remediated as of June 30, 2007 and accordingly, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed and submitted under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Additionally, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting, except as discussed herein with respect to the remediation of certain controls.

A material weakness is a control deficiency (as defined by the PCAOB), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following is a description of the material weaknesses that the Company noted as of December 31, 2006, as well as a discussion of the related remediation efforts:

Based on the evaluation as of December 31, 2006, the review of the system of controls surrounding the information technology system revealed that the Chief Financial Officer had access to the journal entry module within the Company’s accounting system, leading to a segregation of duties issue.  The Company has restricted access to that particular module from the Chief Financial Officer, and implemented additional access controls, review controls, and documentation procedures necessary to remediate the material weakness.

In addition, in connection with the audit of the Company’s 2006 financial statements, Grant Thornton LLP, (independent registered public accounting firm), detected an error related to expenses associated with the rights offering that expired December 8, 2006. A correcting adjustment was made prior to finalization of the 2006 financial statements, with the direct costs of $123,280 associated with the rights offering properly recorded as a reduction of equity instead of an expense. The Company has implemented additional review controls as of June 30, 2007.

There were no other changes in the Company’s internal controls or in other factors that could significantly affect these controls since the evaluation process was completed as of June 30, 2007.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In addition to those proceedings discussed in the Company’s consolidated financial statements included in Item 1, Part 1, the Company is involved in various other claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 1A. Risk Factors

An investment in the common stock of any company involves a degree of risk.  Investors should consider carefully the risks and uncertainties described in the Company’s Annual Report on Form 10-K filed with the SEC, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock.  Additional risks and uncertainties not currently known or that the Company currently deems immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations.  The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations for company operations, as well as franchised operations.  The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

The following risk factors update those set forth in the Company’s  2006 Annual Report on Form 10-K:

We are dependent on one key person for investment and capital allocation decisions.

Investment decisions and all major capital allocation decisions are made for our business by Sardar Biglari, Chairman of the Board of Directors, Chief Executive Officer and President.  Although there are limitations on Mr. Biglari’s authority and the Board monitors his investment and capital allocation decisions (see “Recent Developments in Our Business”), there is risk in having concentrated decision-making authority.  Mr. Biglari’s decisions could either independently or in the aggregate involve amounts that are material to our business.  Additionally, if for any reason the services of Mr. Biglari were to become unavailable, there could be a material adverse effect on our business, since he is singularly responsible for these decisions.

Our investment activities could require registration as an Investment Company.

While we have historically been principally engaged in franchising and operating restaurants, our recent investment activities could bring us within the definition of an “investment company” and require us to register as an investment company under the Investment Company Act of 1940.  Our Board of Directors has adopted a policy requiring management to restrict our operations and investment activities to avoid becoming an investment company, until and unless the Board approves otherwise.  Although we do not presently intend to change our principal business, and the Board has not approved any such change, we have expanded our investment activities, and we may decide in the future to register as an investment company under the Investment Company Act.  Also, under certain circumstances, if we are successful in our investment activities, then we may inadvertently fall within the definition of an investment company, in which event we may be required to register as an investment company.

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

If we decide to register as an investment company, then we would become subject to various provisions of the Investment Company Act and the regulations adopted under such Act, which are very extensive and could adversely affect our operations.  For example, we might be prohibited from entering into or continuing transactions with certain affiliates.

We cannot assure the success of our corporate strategy.

Our corporate strategy is dependent upon factors, some which are out of our control, including availability of appropriate financing and general economic conditions.  The success of our strategy is also dependent upon our ability to execute that strategy as it relates to both our restaurant franchising business and our investments.  We may not be successful in any or all of the endeavors that underlie our corporate strategy, whether or not the factors affecting the outcome were within our control.

We recently formed a new wholly-owned subsidiary, Western Investments, Inc., to serve as the general partner of a private investment limited partnership, Western Acquisitions, L.P., in which capacity our subsidiary will bear the first 30% of any cumulative net losses otherwise allocable to the capital accounts of certain limited partners.

In April 2007, we formed Western Investments, Inc., a Delaware corporation, as a wholly-owned subsidiary.  Western Investments is the general partner of Western Acquisitions, L.P., a Delaware limited partnership also formed in April 2007.  The purpose of Western Acquisitions is to invest primarily in equity securities of U.S. publicly traded companies.  Sardar Biglari, our Chairman, Chief Executive Officer and President, will manage the portfolio.  Western Investments will bear the first 30% of any cumulative net losses otherwise allocable to the capital accounts of limited partners holding Class B units.  In the event that Western Investments has insufficient resources to fund this commitment, it may be necessary for us to make a capital contribution to keep that company from defaulting on its obligation.  Such an event could potentially have a material adverse effect on our financial position and prevent us from using the funds provided to Western Investments in other areas.  See page 15 for further details.

The publicly announced agreement for the purchase of Friendly Ice Cream Corporation by an affiliate of Sun Capital Corp. may not close as expected and therefore our involvement in a proxy contest for two seats on the Board of Directors of Friendly Ice Cream Corporation may not be concluded.

We have recently been involved in a joint effort with The Lion Fund, LP, the private investment fund operated by Mr. Biglari, to nominate two individuals, Mr. Biglari and Dr. Cooley, as nominees for the Board of Directors of Friendly Ice Cream Corporation.  Our Board determined that seeking these seats was in the best interest of our stockholders given our substantial investment in Friendly.  We were prepared to engage in a proxy solicitation to get our nominees elected to Friendly’s Board of Directors, and agreed to share the expenses of this effort with The Lion Fund, LP, on a pro-rata basis.  In connection with the announcement by Friendly that it had entered into an agreement to be acquired by an affiliate of Sun Capital Corp., on June 17, 2007, we along with The Lion Fund, LP, Biglari Capital Corp., Sardar Biglari and Philip L. Cooley, entered into a Stockholders Agreement with an affiliate of Sun Capital Corp., pursuant to which we agreed to vote our shares of Friendly in favor of a merger agreement that will result in the acquisition of Friendly by an affiliate of Sun for $15.50 per share in cash subject to stockholder approval and other conditions.  The Stockholders Agreement was filed with the SEC as an exhibit to our Schedule 13D (as amended).  We believe that the stockholders of Friendly will approve of the transaction later this year and as a result our ownership of Friendly will be liquidated.  However, there is no guarantee that this will take place and we may find it necessary to renew our efforts to seek the seats on the Friendly Board.  Should this occur, there is no guarantee that our effort will be successful, and the costs associated with this effort could prove to be substantial regardless of the outcome and could materially impact our financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

 At the Annual Meeting of the Stockholders held June 18, 2007 the following persons were elected to the Board of Directors for a one-year term, until the 2008 Annual Meeting of Stockholders, or until their successors are elected and qualified:

Nominees	Shares voted for	Shares withheld

Sardar Biglari	1,190,741	1,484
Philip L. Cooley	1,190,741	1,485
Titus W. Greene	1,189,741	2,485
Kenneth R. Cooper	1,187,590	4,636
Jonathan Dash	1,190,741	1,485

Also at the Annual Meeting, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 4 million shares received the affirmative votes of a majority of the shares outstanding and was declared as approved and adopted.  The votes were as follows:

Shares for	1,153,386
Shares against	38,555
Shares abstained	285

Item 6.    Exhibits:

See Exhibit Index on page 27.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

	By:	/s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date: August 14, 2007

EXHIBIT INDEX

3.1.1	Restated Certificate of Incorporation dated December 1, 1995.

3.1.2	Certificate of Amendment to Certificate of Incorporation dated September 30, 2003.

3.1.3	Amendment to Certificate of Incorporation dated June 22, 1999.

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation dated July 31, 2006.

3.1.5	Certificate of Amendment to Restated Certificate of Incorporation dated July 2, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.