Form 10-Q
period 2007-09-30
WESTERN SIZZLIN CORP
filed 2007-11-14
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, or

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

☐ Yes ☒ No

As of November 14, 2007, there were 1,797,750 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q

Nine Months Ended September 30, 2007

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$606,335	$2,344,644
Trade accounts receivable, net of allowance for doubtful accounts of $213,003 in 2007 and $470,758 in 2006	866,794	866,565
Current installments of notes receivable, less allowance for impaired notes of $31,402in 2007 and $17,409 in 2006	264,147	205,624
Other receivables	183,105	239,531
Income taxes receivable	—	248,559
Inventories	60,540	55,207
Prepaid expenses	269,564	253,556
Deferred income taxes	179,091	296,671
Total current assets	2,429,576	4,510,357

Notes receivable, less allowance for impaired notes receivable of $47,806 in 2007 and $164,396 in 2006, excluding current installments	635,114	800,841
Property and equipment, net	1,982,430	2,270,300
Investments in marketable securities (Note 3)	9,149,740	6,508,645
Money market investments held by broker (Note 3)	3,124,831	—
Franchise royalty contracts, net of accumulated amortization of $8,666,562 in 2007 and $8,193,840 in 2006	787,869	1,260,592
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $191,793 in 2007 and $188,670 in 2006	8,418	11,540
Investment in unconsolidated joint venture	265,904	147,479
	$22,694,082	$19,819,954
Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$135,311	$163,089
Accounts payable	526,822	555,110
Accrued expenses and other	614,651	554,443
Income taxes payable	606,906	—
Total current liabilities	1,883,690	1,272,642

Long-term debt, excluding current installments	592,039	685,036
Other long-term liabilities	84,760	69,370
Deferred income taxes	562,410	394,885
Total liabilities	3,122,899	2,421,933

Minority interest	1,459,283	—
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value. Authorized 4,000,000 shares (2,000,000 shares at December 31, 2006); 1,797,750 issued and outstanding shares in 2007 and 1,787,750 in 2006 (Note 2)	17,978	17,878
Additional paid-in capital	12,881,791	12,790,681
Retained earnings	6,076,053	3,340,193
Accumulated other comprehensive income (loss)	(863,922)	1,249,269
Total stockholders’ equity	18,111,900	17,398,021
Total liabilities, minority interest and stockholders’ equity	$22,694,082	$19,819,954

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Income

Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Company-operated restaurants	$3,443,464	$3,393,679	$10,033,921	$9,971,290
Franchise operations	1,078,551	1,092,221	3,308,355	3,376,985

Total revenues	4,522,015	4,485,900	13,342,276	13,348,275

Costs and expenses:
Company-operated restaurants —food, beverage and labor costs	2,451,091	2,365,806	7,157,226	7,098,664
Restaurant occupancy and other	596,834	704,991	1,775,585	1,877,279
Subleased properties	64,265	106,508	151,013	251,158
Franchise operations — direct support	291,871	262,694	796,065	887,340
Corporate expenses	577,862	578,986	1,821,122	1,843,139
Depreciation and amortization	265,527	267,838	797,135	791,819
Total costs and expenses	4,247,450	4,286,823	12,498,146	12,749,399

Income from operations	274,565	199,077	844,130	598,876

Other income (expense):
Interest expense	(31,741)	(30,057)	(71,792)	(108,404)
Loss on early extinguishment of long term debt	—	—	—	(92,535)
Gain on sales of marketable securities (Note 3)	3,557,399	—	3,562,012	—
Interest income	34,866	16,343	65,219	53,443
Equity in profit(loss) of joint venture	52,749	(29,629)	118,424	(67,857)
Other	6,779	(6,483)	6,364	13,101
Income before income tax expense and minority interest	3,894,617	149,251	4,524,357	396,624
Income tax expense:
Current	652,177	—	670,361	—
Deferred	769,817	64,600	999,253	162,569
Total income tax expense	1,421,994	64,600	1,669,614	162,569
Income before minority interest	2,472,623	84,651	2,854,743	234,055
Minority interest in net profit of limited partnership	(508)	—	(508)	—
Net income	$2,472,115	$84,651	$2,854,235	$234,055
Earnings per share (Note 6):
Basic	$1.38	$.07	$1.59	$.20
Diluted	$1.37	$.07	$1.58	$.20

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Total
Balances, December 31, 2006	1,787,750	$17,878	$12,790,681	$3,340,193	$1,249,269	$17,398,021
Net income	—	—	—	2,854,235	—	2,854,235
Change in unrealized holding gains (losses)	—	—	—	—	95,256	95,256
Less: Reclassification of unrealized gains on securities sold during 2007					(2,208,447)	(2,208,447)
Comprehensive income						741,044
Share based compensation	—	—	5,920	—	—	5,920
Cumulative effect of adopting FIN 48 (Note 5)	—	—	—	(118,375)	—	(118,375)
Stock options exercised	10,000	100	85,190	—	—	85,290
Balances, September 30, 2007	1,797,750	$17,978	$12,881,791	$6,076,053	$(863,922)	$18,111,900

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,854,235	$234,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	321,289	319,098
Amortization of franchise royalty contracts	472,723	472,722
Amortization of financing costs	3,122	16,676
Loss on sale/disposal of property and equipment	—	57,717
Gain on sales of marketable securities	(3,562,012)	—
Write off of financing costs related to early extinguishment of long term debt	—	29,699
Provision for doubtful accounts	90,000	80,000
Share-based compensation	5,920	39,100
Equity in (income) loss of unconsolidated joint venture	(118,424)	67,857
Provision for deferred income taxes	999,253	162,570
Minority interest in net profit of limited partnership	508	—
(Increase) decrease in:
Trade accounts receivable and notes receivable	16,975	97,724
Other receivables	56,426	63,275
Income taxes receivable	248,559	(228,895)
Insurance receivable — business interruption	—	244,961
Inventories	(5,333)	(2,748)
Prepaid expenses	(16,008)	54,153
Other assets	—	(59,987)
Increase (decrease) in:
Accounts payable	(28,288)	193,023
Accrued expenses	60,208	(498,967)
Income taxes payable	540,240	—
Other long-term liabilities	15,390	20,979
Net cash provided by operating activities	1,954,783	1,363,012

Cash flows from investing activities:
Change in short-term investments	—	260,069
Additions to property and equipment	(33,420)	(479,892)
Proceeds from sale of property	—	2,800
Purchases of marketable securities	(14,089,140)	(2,100,000)
Increase in money market investments held by broker	(3,124,831)	—
Proceeds from fire casualties	—	784,992
Proceeds from sale of marketable securities	12,089,784	—
Net cash used in investing activities	(5,157,607)	(1,532,031)

Cash flows from financing activities:
Cash received from exercise of stock options	85,290	27,600
Payments on long-term debt	(120,775)	(1,399,068)
Capital contributions from minority interests in limited partnership	1,500,000	—
Net cash provided by (used in) financing activities	1,464,515	(1,371,468)
Net decrease in cash and cash equivalents	(1,738,309)	(1,540,487)
Cash and cash equivalents at beginning of period	2,344,644	1,664,848
Cash and cash equivalents at end of period	$606,335	$124,361
Supplemental disclosure of cash flow information:
Cash payments for interest	$72,794	$41,266
Income taxes paid	$41,681	$398,880
Adoption of FIN 48 (non-cash)	$118,375	$—
Non-cash investing activities:
Reclassification of deposits from other assets to property and equipment	$—	$378,455
Purchase of investments on margin	$—	$1,693,084
Unrealized (losses) gains from marketable equity securities	$(863,922)	$735,575

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION,

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006
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

The Company recorded $0 and $5,920 compensation expense for stock options for the three and nine months ended September 30, 2007, respectively.

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

The fair values of options granted during the nine months ended September 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

	Nine Months Ended September 30,
	2007	2006

Expected term (years)	5	5
Risk-free interest rate	4.50%	5.08%
Volatility	78.83%	84.03%
Dividend yield	—	—

There were -0- and 1,000 stock options granted during the three and nine month periods ended September 30, 2007, respectively, all at an estimated fair value of $5.92.  There were -0- and 6,000 stock options granted during the three and nine month periods ended September 30, 2006, respectively, which had an estimated fair value at the date of grant of $5.10 for the 1,000 granted during the first quarter of 2006 and $6.80 for the 5,000 stock options granted during the second quarter of 2006. The estimated weighted average fair value of the stock options granted during the nine months ended September 30, 2006 was $6.50.

The following table summarizes stock options outstanding as of September 30, 2007, as well as activity during the nine month period then ended:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2006	58,000	$9.00	—	—
Granted	1,000	9.15	—	—
Exercised	(10,000)	8.53	—	—
Expired/Forfeited	(13,000)	8.75	—	—
Balance, September 30, 2007	36,000	$8.42	6.10	$326,995

All options outstanding at September 30, 2007 are exercisable.  At September 30, 2007, there were 36,000 shares available for future grants under the plans; however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.

(3)                                 Investments in Marketable Securities

All investments and other capital allocation decisions are made by Mr. Biglari, the Company’s Chairman, under limited authority delegated by the Board of Directors.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million.  The Company has a margin securities account with Jefferies & Company, Inc. (Jefferies). The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately 5.0% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by Jefferies, in its discretion, from time to time.  The collateral securing the margin loans would be the Company’s holdings in marketable securities.  The minimum and maximum amount of any particular margin may be established by Jefferies, in its discretion, regardless of the amount of collateral delivered to Jefferies, and Jefferies may change such minimum and maximum amounts from time to time.  The Company’s balance of margin debt was $0 as of September 30, 2007.  As of September 30, 2007, the Company had money market investments of $3,124,831 held by a broker.  These funds are designated by the Company for long-term investments which will be purchased once they are identified.

The Company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  Investments in derivative securities are classified as trading securities, with both realized and unrealized gains and losses on those derivative instruments included in the statement of income.  The Company realized a gain on sale of marketable securities of $3.6 million during the nine months ended September 30, 2007, largely from the sale of the investment in Friendly Ice Cream

Corporation.  The Company determines cost of marketable securities sold based on the specific identification method.

In April 2007 the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Mr. Biglari will operate as the portfolio manager to the fund.  During the third quarter ended September 30, 2007, the Company contributed cash along with its holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, L.P.  Also during the third quarter ended September 30, 2007, cash contributions from outside investors were made to the limited partnership.

As of September 30, 2007, Western Investments, Inc. owned 84.33% of Western Acquisitions, L.P.  As such, Western Acquisitions, L.P. has been consolidated into the accompanying financial statements with the 15.67% ownership by minority limited partners presented as minority interest on the accompanying consolidated balance sheet.  Following is a summary of marketable securities as of September 30, 2007 and December 31, 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007:
Unrealized Gain Securities	$507,769	$16,078	—	$523,847
Unrealized Loss Securities	9,547,296	—	(921,403)	8,625,893
Total Marketable Securities	$10,055,065	$16,078	$(921,403)	$9,149,740

December 31, 2006:	$4,543,768	$1,964,877	$—	$6,508,645

At December 31, 2006, investments in marketable securities consisted entirely of common stock of Friendly Ice Cream Corporation, which was subsequently sold in 2007.  At September 30, 2007, investments in marketable securities consisted of several marketable securities with the majority in The Steak n Shake Company.  All unrealized losses have been continuous losses for less than a year as of September 30, 2007.

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

There were no changes in the net carrying amount of goodwill for the three and nine month periods ended September 30, 2007 and 2006.

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

	As of September 30, 2007
	Gross carrying amount	Weighted average amortization period	Accumulated amortization

Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$8,666,562

Aggregate amortization expense for amortizing intangible assets for the three and nine month periods ended September 30, 2007 was $157,574 and $472,722, respectively. Estimated amortization expense is $630,300 per year through December 31, 2008.

(5)                                 Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (as described in Note 10), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions in the amount of $118,375, including interest of $25,595, which was accounted for as an adjustment to the beginning balance of retained earnings.   As of September 30, 2007, the Company has a recorded liability of $140,412, including interest of $31,062, for such uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.   For the three and nine month periods ended September 30, 2007, the Company recognized approximately $278 and $5,467, respectively, of accrued interest associated with uncertain tax positions.

The Company anticipates that the accrued liability for uncertain tax positions will significantly decrease by the end of the year as the Company files tax returns and remits any taxes due.  As of September 30, 2007, the earliest tax year open to examination by a major taxing jurisdiction is 2003.

At September 30, 2007, the Company recorded a deferred income tax asset of $314,640 associated with the unrecognized loss on its marketable securities.  Management has determined that it is more likely than not that the deferred income tax asset will not be realized and has established a valuation allowance of $314,640.

(6)                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options for 0 and 6,000 shares of common stock were not included in computing diluted earnings for the three and nine months ended September 30, 2006 because the effects of these options were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

	Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share Amount

Three months ended September 30, 2007
Net income — basic	$2,472,115	1,797,750	$1.38
Net income — diluted	$2,472,115	1,808,755	$1.37

Three months ended September 30, 2006
Net income — basic	$84,651	1,191,133	$.07
Net income — diluted	$84,651	1,197,802	$.07

Nine months ended September 30, 2007
Net income — basic	$2,854,235	1,792,823	$1.59
Net income — diluted	$2,854,235	1,800,848	$1.58

Nine months ended September, 2006
Net income — basic	$234,055	1,189,656	$.20
Net income — diluted	$234,055	1,198,462	$.20

The Company has registered with the SEC 898,875 shares of its common stock and 1,797,750 rights to purchase these shares in connection with a rights offering to its shareholders of record as of October 17, 2007.  The rights will expire on November 16, 2007, unless the Company extends the offering for up to 15 days.

(7)                                 Reportable Segments

The Company has organized segment reporting to reflect how the Company views its business activities.  During the third quarter of 2006, the Company identified operating segments based on separate financial information that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  This segment also includes net costs incurred from subleases of previously operated locations, which is presented separately. The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Company incurs certain costs which include expenses of the following functions: legal, accounting, personnel not directly related to a segment and other headquarter activities.  These expenses are designated as corporate expenses.

The following table summarizes reportable segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues from reportable segments:
Restaurants	$3,443,464	$3,393,679	$10,033,921	$9,971,290
Franchising	1,078,551	1,092,221	3,308,355	3,376,985
Total revenues	$4,522,015	$4,485,900	$13,342,276	$13,348,275
Depreciation and amortization:
Restaurants	$100,252	$107,377	$301,051	$313,537
Franchising	165,275	160,461	496,084	478,282
Total depreciation and amortization	$265,527	$267,838	$797,135	$791,819
Interest Expense:
Restaurants	$19,631	$30,057	$59,140	$108,334
Corporate	12,110	—	12,652	70
Total interest expense	$31,741	$30,057	$71,792	$108,404
Interest Income:
Corporate	$34,866	$16,343	$65,219	$53,443
Total interest income	$34,866	$16,343	$65,219	$53,443

Equity in profit (loss) of joint venture:	$52,749	$(29,629)	$118,424	$(67,857)
Total equity in joint venture	$52,749	$(29,629)	$118,424	$(67,857)

Income (loss) from operations:
Restaurants	$295,287	$281,517	$800,059	$747,822
Subleased properties	(64,338)	(106,508)	(151,086)	(254,667)
Franchising	621,405	671,953	2,016,206	2,016,923
Corporate	(577,789)	(647,885)	(1,821,049)	(1,911,202)
Total income from operations:	$274,565	$199,077	$844,130	$598,876

	September 30, 2007	December 31, 2006

Total assets:
Restaurants	$7,469,371	$6,615,074
Franchising	2,094,760	5,605,981
Corporate	855,380	1,090,254
Investments in marketable securities	12,274,571	6,508,645
Total assets	$22,694,082	$19,819,954

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

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single lease agreement and previously occupied by the Company.  Each of these premises had been subleased to various operators.  The lease agreement expired pursuant to its terms on June 30, 2006.  The plaintiffs have claimed in their lawsuit unspecified damages allegedly owing for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  They have recently demanded approximately $1,000,000.  The

Company believes that plaintiff’s claims and the evidence supporting them do not justify the plaintiff’s demands.  The prospects for an adverse outcome or financial loss for the company at the trial of the matter cannot be gauged with certainty at this juncture. However, the Company will continue to contest vigorously the plaintiff’s claims and pursue appropriate strategies for defeating or otherwise disposing of the plaintiff’s claims in a manner consistent with the evidence developed in the case.  The parties met for mediation on November 6, 2007, but were unsuccessful in settling the dispute.  The case is presently set for trial in February 2008 in Little Rock, Arkansas.

FFCA

FFCA Acquisition Corporation, an entity related to Franchise Finance Corporation of America (“FFCA”), now known as General Electric Franchise Finance Corporation is or was the owner of 43 former Quincy’s restaurant locations (“Former Quincy’s Units”).  Western Sizzlin Stores of Virginia, Inc. (“WSSVA”), a wholly-owned subsidiary of Western Sizzlin Corporation, executed certain Master Leases (“the Leases”) dated as of January 1, 2001, covering the Former Quincy’s Units.  However, pursuant to Paragraph 47 of the Leases, the Leases never became effective as FFCA did not execute and/or deliver the Leases.

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

(9)                                 Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheet at September 30, 2007.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income (loss) of the joint venture of $52,749 and $118,424 for the three and nine month periods ended September 30, 2007 and ($29,629) and ($67,857) for the three and nine months ended September 30, 2006, is included in equity in joint venture.  At September 30, 2007, the Company has a receivable due from the joint venture of $69,418 for start-up costs paid by the Company on behalf of the joint venture.   The balance due from the joint venture was $139,418 at December 31, 2006.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at September 30, 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$1,218,248	$3,805,241
Cost of food	508,431	1,634,851
Payroll expense	351,358	1,144,755
Marketing and smallware expense	11,297	28,851
General and administrative	129,222	422,755
Interest	56,238	168,110
Depreciation and amortization	50,229	150,550
Net income	105,500	236,849
Balance Sheet Data:
Cash		$272,087
Prepaid insurance		8,086
Inventory		9,437
Land, leasehold improvements (net), and construction in progress		3,799,988
Loan costs, net		12,327
Total assets		4,118,032
Loan payable		3,183,059
Accounts payable and accrued expenses		243,930
Members’ equity		471,808

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”), which is effective January 1, 2008.  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The Company is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our consolidated financial statements on the adoption date of January 1, 2008.

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

(11)                          Recent Developments and Subsequent Events

The Company has registered with the SEC 898,875 shares of its common stock and 1,797,750 rights to purchase these shares in connection with a rights offering to its shareholders of record as of October 17, 2007.  The rights will expire on November 16, 2007, unless the Company extends the offering for up to 15 days.

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

Overview

Effective January 1, 2007, the Company restructured the operations into a holding company/subsidiary format whereby all operations are now conducted through wholly-owned subsidiaries.  This restructuring is not anticipated to have any tax impact and will have no impact on the financial reporting as the Company will continue to report consolidated financial statements.

In April 2007 the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Mr. Biglari operates as the portfolio manager to the fund.

Western Investments’ role as the general partner carries with it the obligation to manage the operations of the fund, and in this regard it will be assisted by a professional fund administrator.  For serving as the fund’s general partner, Western Investments may receive a monthly management fee equal to one-twelfth of 1% of the value of the capital account of each limited partner.  It also may receive an annual incentive allocation equal to 20% of the portion of each limited partner’s pro rata share of the fund’s net profits for each fiscal year in excess of net losses allocated to each limited partner and carried forward from prior years.  All or part of these fees may be waived by Western Investments.  Limited partnership interests in the fund are either Class A or Class B.  The classes are identical except that Class A interests must be held for two years, whereas Class B interests are locked-up for five years.  Additionally, Western Investments will at the end of the five year period reimburse the holders of Class B interests for the first 30% of any cumulative net losses they may suffer.  This commitment carries significant risk.  See “Risk Factors” on pages 24 and 25.  As of September 30, 2007, Western Acquisitions, LP, did not have any limited partners holding Class B interests.

The Company is the majority investor in the fund at September 30, 2007. During the third quarter ended September 30, 2007, the Company contributed cash along with its holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, L.P.

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

The Company operated and franchised a total of 122 restaurants located in 19 states, including 5 Company-owned, 116 franchise restaurants and one joint venture as of September 30, 2007.  The restaurants include a family steakhouse concept and a buffet concept.

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

Results of Operations

Net income for the three and nine months ended September 30, 2007 was $2,472,115 and $2,854,235 compared to net income of $84,651 and $234,055 for the three and nine months ended September 30, 2006.  The primary reason for the year over year change in earnings is the gain on the sale of Friendly Ice Cream Corporation of $3.6 million.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Company-operated restaurants	76.1%	75.7%	75.2%	74.8%
Franchise operations	23.9	24.3	24.8	25.2
Total revenues	100.0	100.0	100.0	100.0

Company-operated restaurants — food, beverage and labor	54.1	52.7	53.6	53.2
Restaurant occupancy and other	13.2	15.7	13.3	14.1
Subleased properties	1.4	2.4	1.1	1.9
Franchise operations — direct support	6.5	5.9	6.0	6.6
Corporate expenses	12.8	12.9	13.6	13.8
Depreciation and amortization	5.9	6.0	6.0	5.9
Total costs and expenses	93.9	95.6	93.6	95.5

Income from operations	6.1	4.4	6.4	4.5

Other income (expense)	80.0	(1.1)	27.5	(1.5)

Income before income tax expense and minority interest	86.1	3.3	33.9	3.0
Income tax expense	31.4	1.4	12.5	1.2
Income before minority interest	54.7	1.9	21.4	1.8
Minority interest	0.0	—	0.0	—
Net income	54.7%	1.9%	21.4%	1.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5	5	5
Opened	—	—	—	—
Closed	—	—	—	—
Franchised	—	—	—	—
End of period	5	5	5	5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Number of U.S. Franchised Restaurants:
Beginning of period	119	130	123	135
Opened	—	—	—	—
Closed	3	6	7	11
End of period	116	124	116	124

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Number of Joint Venture Restaurants:
Beginning of period	1	—	1	—
Opened	—	—	—	—
Closed	—	—	—	—
End of period	1	—	1	—

Revenues

Total revenues increased 0.8% to $4.52 million for the three months ended September 30, 2007 from $4.49 million for the comparable three months ended September 30, 2006. Total revenues decreased 0.05% to $13.34 million for the nine months ended September 30, 2007 from $13.35 million for the comparable nine months ended September 30, 2006. Company-operated restaurant revenues increased 1.5% to $3.44 million for the three months ended September 30, 2007 as compared to $3.39 million for the comparable three months ended September 30, 2006. Company-operated restaurant revenues increased 0.63% to $10.03 million for the nine months ended September 30, 2007 as compared to $9.97 million for the comparable nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 is largely attributable to the temporary closings of two Company-operated locations for remodeling during 2006, which resulted in lost revenues of approximately $220,000 in the first nine months of 2006.  Same store sales at Company-operated restaurants for the three and nine months ended September 30, 2007, taking the closed days for remodels out of the comparison, experienced an overall decrease of 1.45% and 1.17%, respectively.   Franchise revenues decreased 1.25% to $1.08 million for the three months ended September 30, 2007 as compared to $1.09 million for the comparable three months ended September 30, 2006. Franchise revenues decreased 2.03% to $3.31 million for the nine months ended September 30, 2007 as compared to $3.38 million for the comparable nine months ended September 30, 2006. The decrease in franchise revenues for the three and nine months ended September 30, 2007 is attributable to fewer franchised units in the system at September 30, 2007 as compared to September 30, 2006.  Same store sales at franchise operations for the three and nine months ended September 30, 2007, experienced an overall decrease of 0.35% and decrease of 0.51%, respectively.

Costs and Expenses

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $85,000 (3.6%) to $2.45 million for the three months ended September 30, 2007 from $2.37 million for the three months ended September 30, 2006.   These costs for the three month period as a percentage of Company-operated restaurants revenue were 71.2% and 69.7% for the three months ended September 30, 2007 and 2006, respectively.   Cost of Company-operated restaurants increased $59,000 (0.8%) to $7.16 million for the nine months ended September 30, 2007 from $7.10 million for the nine months ended September 30, 2006.   These costs for the nine month period as a percentage of Company-operated restaurants revenue were 71.3% and 71.2% for the nine months ended September 30, 2007 and 2006, respectively.  The increase in the costs for the nine months ended September 30, 2007 was largely attributable to rising costs of commodities in 2007.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $108,000 (15.3%) for the three months ended September 30, 2007 versus the prior year’s comparable period. These costs for the three month period decreased as a percentage of Company-operated restaurant revenues from 20.8% in 2006 to 17.3% in 2007.  Restaurant occupancy and other decreased by $102,000 (5.4%) for the nine months ended September 30, 2007 versus the prior year’s comparable period. These costs for the nine month period decreased as a percentage of Company-operated restaurant revenues from 18.8% in 2006 to 17.7% in 2007.The decreases are attributable to a one time write-off of expenses for $66,000 in 2006 from costs associated with a lease in Chantilly, Virginia and $36,000 less advertising costs in 2007 over 2006.

Subleased properties include net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses decreased by $42,000 and $100,000 for the three and nine months ended September 30, 2007 versus the prior years’ comparable periods.  The decreases were largely attributable to termination of certain leased property arrangements during 2006.

Cost of franchise operations direct support expense increased by $29,000 and decreased $91,000 for the three and nine months ended September 30, 2007 versus the prior years’ comparable periods.  The increase in the third quarter of 2007 is attributable to increased expenses in franchise development. The decrease for the nine months ended September 30, 2007 is largely attributable to personnel reductions and targeted expense reductions during the third and fourth quarters of 2006.

Corporate expenses consist of certain expenses not directly associated with any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarters activities.  These expenses decreased by $1,000 and $20,000 for the three and nine months ended September 30, 2007. These expenses have decreased for 2007 due to personnel reductions and targeted expense reductions during the third and fourth quarters of 2006, but were offset by an increase in legal expenses associated with the Friendly Ice Cream Corp investment beginning in the third quarter of 2006.

Depreciation and amortization expense decreased by $2,000 and increased by $5,000 for the three and nine months ended September 30, 2007 versus the prior years’ comparable periods. The increases were attributable to an increase in capital expenditures placed in service due to remodels of two Company-operated locations during 2006, offset by some items becoming fully depreciated.

Other Income (Expense)

Interest expense was comparable for the three months ended September 30, 2007 over prior period and decreased $37,000 for the nine months ended September 30, 2007 versus the prior years’ comparable periods due to a lower average principal outstanding balance.  Interest income fluctuates according to the levels of available cash balances.  The Company employs a cash management system whereby available balances are invested on an overnight basis.

Other income increased $13,000 and $7,000 for the three and nine months ended September 30, 2007 versus the prior years’ comparable periods.

Income Tax Expense

Income tax expense is directly affected by the levels of pretax income. The Company’s effective tax rate was 36.5%      and 43.3% for the three months ended September 30, 2007 and 2006, respectively, and 36.9% and 41.0% for the nine months ended September 30, 2007 and 2006, respectively.

Cash and Cash Equivalents

As of September 30, 2007, the Company had $606,000 of cash and cash equivalents as compared to $2.34 million as of December 31, 2006.  The decrease is largely attributable to purchases of marketable securities.

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

Operating Activities and Cash Flows

The Company generated approximately $1.9 million and $1.4 million in operating cash flows for the nine months ended September 30, 2007 and 2006, respectively.  The Company’s primary source of operating cash flows is the operating profits generated from Company operations and franchise operations.

Investing Activities

During the nine months ended September 30, 2007, the Company spent $33,000 on capital expenditures compared to $480,000 spent during the equivalent period in the prior year.  Capital expenditures for 2006 included amounts attributable to the remodel of the Company-operated store in Northern Virginia.  The balance of the capital expenditures was for necessary replacement of equipment and leasehold improvements in the other Company-operated locations. Also included in investing activities for 2007 is a $14.1 million investment in marketable securities, cash and cash equivalents held by broker of $3.1 million offset by $12.1 million from proceeds from sale of marketable securities.

Financing Activities

The Company made payments of long-term debt of $121,000 and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively.  Also, during the nine months ended September 30, 2007, the Company received $85,000 from the exercise of stock options and $1.5 million in capital contributions from minority interest holders in  Western Acquisitions, L.P.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.  The Company’s debt agreements contain certain minimum financial covenant requirements.  As of September 30, 2007, the Company was in compliance with all debt covenants.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of September 30, 2007:

	Payment due by period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Totals
Long-term debt	$42,315	118,783	109,803	121,385	134,189	200,875	727,350
Operating leases, net (1)	196,648	705,339	634,425	623,880	367,611	1,571,165	4,099,068
Interest expense (2)	17,933	62,834	52,041	40,459	27,655	14,603	215,525
Tax obligations (3)	140,412	—	—	—	—	—	140,412
Totals	$397,308	886,956	796,269	785,724	529,455	1,786,643	5,182,355

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2007, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities and to interest rates related to debt obligations. The Company’s marketable securities are currently concentrated in a few investments. A change in market prices also exposes the Company to market risk related to the investments in marketable securities.  As of September 30, 2007, the Company held $9,149,740 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value would result in $915,000 of unrealized losses and would not affect cash flows unless the security was disposed.

The table below provides information about debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations at September 30, 2007 (dollars in thousands):

EXPECTED MATURITY DATE

	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value
Long-term debt maturities	$42	119	110	121	134	201	727	770
Average Interest Rate	9.96%	10.03%	10.07%	10.07%	10.07%	10.07%	10.00%

Item 4.    Controls and Procedures

The Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on its evaluation as of December 31, 2006, the Company concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed in the Annual Report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K due to the material weaknesses discussed below. These weaknesses have been remediated as of September 30, 2007 and accordingly, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed and submitted under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Additionally, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting, except as discussed herein with respect to the remediation of certain controls.

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

In addition, in connection with the audit of the Company’s 2006 financial statements, Grant Thornton LLP, (independent registered public accounting firm), detected an error related to expenses associated with the rights offering that expired December 8, 2006. A correcting adjustment was made prior to finalization of the 2006 financial statements, with the direct costs of $123,280 associated with the rights offering properly recorded as a reduction of equity instead of an expense. The Company has implemented additional review controls as of September 30, 2007.

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls since the evaluation process was completed as of September 30, 2007.

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

In April 2007, we formed Western Investments, Inc., a Delaware corporation, as a wholly-owned subsidiary.  Western Investments is the general partner of Western Acquisitions, L.P., a Delaware limited partnership also formed in April 2007.  The purpose of Western Acquisitions is to invest primarily in equity securities of U.S. publicly traded companies.  Sardar Biglari, our Chairman, Chief Executive Officer and President, will manage the portfolio.  Western Investments will bear the first 30% of any cumulative net losses otherwise allocable to the capital accounts of limited partners holding Class B interests.  In the event that Western Investments has insufficient resources to fund this commitment, it may be necessary for us to make a capital contribution to keep that company from defaulting on its obligation.  Such an event could potentially have a material adverse effect on our financial position and prevent us from using the funds provided to Western Investments in other areas.  See page 15 for further details.

We are involved in a joint effort to obtain two seats on the Board of Directors of The Steak n Shake Company which could result in a potentially contentious and expensive proxy contest.

We have recently become involved in a joint effort with Western Acquisitions, L.P., Western Investments, Inc., and The Lion Fund, LP, the private investment fund operated by Mr. Biglari, to nominate two individuals, Mr. Biglari and Dr. Cooley, as nominees for the Board of Directors of The Steak n Shake Company.  Our Board has determined that seeking these seats is in the best interest of our stockholders given our substantial investment in Steak n Shake.  If necessary, we intend to engage in a proxy solicitation to get our nominees elected to Steak n Shake’s Board of Directors and have agreed to share the expenses of this effort pro rata with Western Acquisitions and The Lion Fund, LP.  There is no guarantee that our efforts will be successful, and the costs associated with this effort could prove to be substantial regardless of the outcome and could materially impact our financial position.

Item 6.    Exhibits:

See Exhibit Index on page 27.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

	By:	/s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

10.1	Employment Agreement with Robyn B. Mabe

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.