Form 10-K
period 2007-12-31
WESTERN SIZZLIN CORP
filed 2008-04-15
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number   0-25366

WESTERN SIZZLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0723400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Jefferson Street, Suite 600, Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

(540) 345-3195

Registrant’s telephone number, including area code Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregated market value of the Company’s voting common stock held by non-affiliates, based upon the average bid and asked price as of June 30, 2007, was approximately $14,827,396. For purposes of this computation, the registrant assumed that its Directors and Executive Officers were “affiliates.”

As of March 31, 2008, there were 2,696,625 shares, $0.01 par value, of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of the Stockholders are incorporated by reference in Part III,  Items 10, 11, 12, 13, and 14.

WESTERN SIZZLIN CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	1-6
Item 1A.	Risk Factors	6-10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11-13
Item 6.	Selected Financial Data	13-14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-26
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	26-27
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A (T).	Controls and Procedures	27-28
Item 9B.	Other Information	28

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	28
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 13.	Certain Relationships and Related Transactions, and Director Independence	28
Item 14.	Principal Accountant Fees and Services	28

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	29

SIGNATURES		30

Exhibit Index		31-32

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

Part I

Item 1. Business

Western Sizzlin Corporation is a holding company owning subsidiaries engaged in number of diverse business activities. Our primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate 122 restaurants in 20 states, including five Company-owned, 116 franchise restaurants, and one joint venture restaurant.  We currently operate and/or franchise the following concepts: Western Sizzlin, Western Sizzlin Wood Grill, Western Sizzlin Express, Great American Steak & Buffet, and Quincy Steakhouses.

Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. Investment and all other capital allocation decisions are made for us and our subsidiaries by Mr. Sardar Biglari, Chairman and Chief Executive Officer. Our primary objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of our stockholders.

Effective January 1, 2007, we restructured our operations into a holding company/subsidiary format whereby all operations are now conducted through wholly-owned subsidiaries.  This restructuring is not anticipated to have any tax impact and will have no impact on our financial reporting as we will continue to report consolidated financial statements.

In April 2007, we formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Mr. Biglari operates as the portfolio manager to the fund.

We seek to invest, at the holding company and through subsidiaries, including Western Acquisitions, L.P, in stocks of businesses at prices below their intrinsic business value.  Our preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of these investments are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio.  A significant decline in the price of major investments may produce a large decrease in our net earnings and our stockholders’ equity (See Note 6).

Western Investments, Inc. is the majority investor in Western Acquisitions, L.P., at December 31, 2007.  During the third quarter ended September 30, 2007, we contributed cash along with holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, L.P.

Western Investments’ role as the general partner of Western Acquisitions, L.P. carries with it the obligation to manage the operations of the fund, and in this regard it will be assisted by a professional fund administrator.  For serving as the fund’s general partner, Western Investments may receive a monthly management fee equal to one-twelfth of 1% of the value of the capital account of each limited partner.  It also may receive an annual incentive allocation equal to 20% of the portion of each limited partner’s pro rata share of the fund’s net profits for each fiscal year in excess of net losses allocated to each limited partner and carried forward from prior years.  All or part of these fees may be waived by Western Investments.  Limited partnership interests in the fund are either Class A or Class B.  The classes are identical except that Class A interests must be held for two years, whereas Class B interests are locked-up for five years.  Additionally, Western Investments will at the end of the five year period reimburse the holders of Class B interests for the first 30% of any cumulative net losses they may suffer.  This commitment carries significant risk.  See Item 1.A. “Risk Factors.”  As of December 31, 2007, Western Acquisitions, L.P. did not have any limited partners holding Class B interests.

Restaurant and Franchise Operations Overview

Restaurant Operations and Support

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

Employees

As of December 31, 2007, we employed approximately 260 persons, of whom approximately 227 were restaurant employees, 19 were restaurant management and supervisory personnel, and 14 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis.  None of our employees is covered by a collective bargaining agreement and we consider our employee relations to be good.

Item 1A.  Risk Factors

We are dependent on key personnel.

We believe that our success depends in part on the services of Sardar Biglari, our Chairman, President and Chief Executive Officer, and Robyn B. Mabe, Vice President and Chief Financial Officer. The loss of the services of Mr. Biglari or Mrs. Mabe could have a material adverse effect upon our business, financial condition and results of operations. Qualified replacements may not be available in a timely manner, if at all. Our continued growth will also depend on our ability to attract and retain additional skilled management personnel.

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

We are controlled by a few stockholders.

Two stockholders, Sardar Biglari, our Chairman and Chief Executive Officer, and Jonathan Dash, a director, beneficially own or exercise voting power over approximately 61% of our total common stock.  In particular, Mr. Biglari controls approximately 35% and Mr. Dash approximately 26% of our outstanding common stock.  Further details on their respective holdings are reflected in their Schedules 13D, as amended, which are filed with the SEC.  Were these stockholders to agree to act in concert, they would have the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of its directors.  Sale of a substantial number of shares of our common stock by these principal stockholders in the public market could substantially reduce the prevailing market price of the common stock.

Our Board of Directors has recently undergone significant change.

In November 2005, we added three new members to its Board of Directors, namely Sardar Biglari, Philip L. Cooley and Paul D. Sonkin.  Subsequently, in March 2006, six of the incumbent directors, Paul C. Schorr, III (former Chairman), A. Jones Yorke, J. Alan Cowart, Jr., Pat Vezertzis, Jesse M. Harrington and Roger D. Sack, resigned from the Board.  At that same time Mr. Sonkin indicated that he would not stand for reelection at the 2006 annual meeting of stockholders.  He ultimately resigned prior to the annual meeting.  Jonathan Dash was elected to the Board in March 2006.  Thomas M. Hontzas resigned from the Board in August 2006.  Kenneth R. Cooper was elected to the Board in February 2007 and Martin S. Fridson was elected to the Board in November 2007.  While we believe that the Board of Directors as presently constituted with Sardar Biglari as Chairman, Philip L. Cooley as Vice Chairman and Directors Titus W. Greene, Jonathan Dash, Kenneth R. Cooper and Martin S. Fridson, will function at least as well as the Board had done previously, there is no guarantee this will be the case.  The failure of the Board to function adequately together would have a material adverse effect on our business.  This could result in an adverse impact on our financial condition, results of operations and stock price.

We recently formed a new wholly-owned subsidiary, Western Investments, Inc., to serve as the general partner of a private investment limited partnership, Western Acquisitions, L.P.  Western Investments will bear the first 30% of any cumulative net losses otherwise allocable to the capital accounts of certain limited partners.

In April 2007, we formed Western Investments, Inc., a Delaware corporation, as a wholly-owned subsidiary.  Western Investments, Inc. is the general partner of Western Acquisitions, L.P., a Delaware limited partnership also formed in April 2007.  The purpose of Western Acquisitions, L.P. is to invest primarily in equity securities of U.S. publicly traded companies.  Sardar Biglari, our Chairman, Chief Executive Officer and President, will manage the portfolio.  Western

Investments, Inc. will bear the first 30% of any cumulative net losses otherwise allocable to the capital accounts of limited partners holding Class B interests of Western Acquisitions, L.P.  In the event that Western Investments, Inc. has insufficient resources to fund this commitment, it may be necessary for us to make a capital contribution to keep that company from defaulting on its obligation.  Such an event could potentially have a material adverse effect on our financial position and prevents us from using the funds provided to Western Investments, Inc. in other areas.  As of the date of this filing, Western Acquisitions, L.P. did not have any limited partners holding Class B interests.

We recently formed a new wholly-owned subsidiary, Western Properties, Inc. to serve as the general partner of a private investment limited partnership, Western Real Estate, L.P., which had no limited partners in 2007 but intends to operate as a private real estate investment partnership.

In December 2007, we formed Western Properties, Inc., a Delaware corporation, as a wholly-owned subsidiary.  Western Properties is the general partner of Western Real Estate, L.P., a Delaware limited partnership also formed in December 2007.  There were no limited partners in the partnership at December 31, 2007 and the sole activity of these entities in 2007 was the purchase by the limited partnership of 23 acres of real property in Bexar County, Texas from an unaffiliated third party.  It is the intention of Western Real Estate, L.P., to operate as a private limited partnership investing in real estate however this venture is in the formative stages and there is no guarantee that it will be successful.

We are dependent on one key person for investment and capital allocation decisions.

Investment decisions and all major capital allocation decisions are made for us and our subsidiaries, including Western Acquisitions, by Sardar Biglari, our Chairman of the Board of Directors, Chief Executive Officer and President.  Although there are limitations on Mr. Biglari’s authority at the parent company level and our Board of Directors monitors his investment and capital allocation decisions, there is risk in having concentrated decision-making authority.  Mr. Biglari’s decisions could either independently or in the aggregate involve amounts that are material to our business.  Additionally, if for any reason the services of Mr. Biglari were to become unavailable, there could be a material adverse effect on our business, since he is singularly responsible for these decisions.

Our investments in marketable securities, including through Western Acquisitions L.P., are highly concentrated.

Our investments in marketable securities, including through Western Acquisitions, L.P., are highly concentrated.  A decline in the market value of these investments may result in a decrease in our stock price.

Our investment activities, including through Western Acquisitions, L.P., may involve the purchase of securities on margin.

We may purchase securities on margin in connection with our investment activities, including through Western Acquisitions, L.P.  If we do so, a significant decrease in the value of the securities that collateralize the margin line of credit could result in a margin call.  If we do not have sufficient cash available from other sources in the event of a margin call, we may be required to sell those securities at a time when we would prefer not to sell them.

Our investment activities could require registration as an Investment Company.

While we have historically been principally engaged in franchising and operating restaurants, our recent investment activities could bring us within the definition of an “investment company” and require us to register as an investment company under the Investment Company Act of 1940.  The Board of Directors has adopted a policy requiring management to restrict the Company’s operations and investment activities to avoid becoming an investment company, until and unless the Board approves otherwise. We do not intend to change our principal business and the Board has not approved otherwise.  Although we do not presently intend to change its principal business, and the Board has not approved any such change, we have expanded our investment activities, and   may decide in the future to register as an investment company under the Investment Company Act.  Also, under certain circumstances, if we are successful in investment activities, then we may inadvertently fall within the definition of an investment company, in which event we may be required to register as an investment company.

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

If we decide to register as an investment company, then we would become subject to various provisions of the Investment Company Act and the regulations adopted under such Act, which are very extensive and could adversely affect our operations.  For example, we might be prohibited from entering into or continuing transactions with certain of our affiliates.

We are experiencing a decline in our franchise base.

We have experienced steady declines in our existing franchise base for the past several years. Since January 1, 2005, we had a total of 35 closures and currently have a total of 116 franchised restaurants. Of the 35 closed restaurants the majority were Western Sizzlin brand restaurants. The average annual sales of our franchised restaurants are approximately $1.6 million. The average annual sales of the closed restaurants were $1.0 million or less. The closures of franchised restaurants were caused by their operating at a competitive disadvantage which stemmed from such factors as location, facility, lack of reinvestment and mismanagement, among others factors. There is no guarantee that these reasons will be eliminated. Moreover, these closures occurred during generally favorable economic conditions and it is possible that this trend could accelerate in the event of an economic downturn or recession. While we are striving to reverse this trend by revitalizing our franchise models, there is no assurance that we will be successful in doing so and as a result our franchise base may continue to decline regardless of the economic environment.

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

In September 2006, we were served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single lease agreement and previously occupied by the us.  Most recently, each of these premises has been subleased to various operators.  The lease agreement expired pursuant to its terms on June 30, 2006.  The plaintiffs claimed in their lawsuit unspecified damages allegedly owing for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  On February 12, 2008, this case came before the Court for trial. On February 20, 2008, a 12 member jury returned a plaintiffs’ verdict in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County Arkansas entered judgment in the case captioned Parks Land Company, et al. v. Western Sizzlin Corporation, et al. against the us in the amount of $689,666 plus plaintiff’s legal costs.  We have currently added to the reserve as a result of the verdict and as of December 31, 2007 have accrued $900,000.  Of this amount, $275,000 had been accrued in 2006.  We disagree with the result of the trial and have filed post-trial motions, seeking new trial or judgment notwithstanding the verdict.  In the event the court denies the post-judgment relief, we will consider an appeal.  There can be no assurance that ultimate settlement of this case will not be more than $900,000.

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

We are involved in an unsolicited tender offer to acquire approximately 2,700,000 of the outstanding shares of ITEX Corporation.

We are seeking to acquire up to 2,700,000 shares of ITEX common stock in the offer for investment purposes.  Following the consummation of the offer, we intend to evaluate our investment in the ITEX common stock on a continual basis and may, from time to time, communicate with ITEX management, members of ITEX’s board of directors and other stockholders of ITEX.  Following the consummation of the offer, we may, from time to time, acquire additional shares of ITEX common stock, dispose of shares of ITEX common stock or formulate other purposes, plans or proposals regarding ITEX or the ITEX common stock, to the extent deemed advisable in light of its general investment policies, market conditions or other factors.

The market price of our common stock may decline as a result of the offer.  In particular, we estimate that we will issue approximately 178,821 shares of our common stock in connection with the offer.  The increase in the number of shares of our common stock issued may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock

Please refer to the “Risk Factors” section of the prospectus portion of the registration statement on Form S-4 (as amended), Registration No. 333-148349 filed with the Securities and Exchange Commission, for the details on the risks associated with this tender offer.  The pertinent pages of the prospectus are filed as Exhibit 99.1 to this report.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2007, our five (5) Company-owned restaurants are located in leased space ranging from 8,000 square feet to 10,000 square feet.  Leases are negotiated with initial terms of five to twenty years, with multiple renewal options.  All of our leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels.  Generally, the leases are net leases which require us to pay the costs of insurance, taxes, and a pro rata portion of lessors’ common area costs.

We currently lease our executive office, approximately 4,800 square feet, which is located at 416 S. Jefferson St.,  Suite 600, Roanoke, Virginia  24011.

Item 3.  Legal Proceedings

We accrue for an obligation in all known contingencies, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to us, we reassess our position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single lease agreement and previously occupied by the Company.  Most recently, each of these premises has been subleased to various operators.  The lease agreement expired pursuant to its terms on June 30, 2006.  The plaintiffs claimed in their lawsuit unspecified damages allegedly owing for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  On February 12, 2008, this case came before the Court for trial. On February 20, 2008, a 12 member jury returned a plaintiffs’ verdict in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment in the case captioned Parks Land Company, et al. v. Western Sizzlin Corporation, et al. against the Company in the amount of $689,666 plus plaintiff’s legal costs.  As of December 31, 2007, the Company has accrued a loss contingency reserve of $900,000 as a result of the verdict.  Of this amount, $275,000 had been accrued in 2006.  The Company disagrees with the result of the trial and has filed post-trial motions, seeking new trial of Judgment Notwithstanding the Verdict.  In the event the Court denies the post-judgment relief, the Company will consider an appeal.  There can be no assurance that ultimate settlement of this case will not be more than $900,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.         Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Common Stock Price and Dividend Data

Our common stock was previously quoted on the OTC Bulletin Board under the symbol “WSZL”  until March 2008.
We are currently listed under NASDAQ under the symbol “WEST”.  The following table sets forth, for the periods indicated, the range of high and low bid prices for the common stock as reported.  Please note that quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.  The prices have been adjusted to reflect the 1 for 10 stock split in the third quarter of 2006, but have not been adjusted for the effect of the two rights offerings in the fourth quarters of 2007 and 2006.

Fiscal Years Ended December 31, 2007 and 2006	High	Low
Fourth Quarter 2007	$18.75	$12.35
Third Quarter 2007	$17.50	$15.05
Second Quarter 2007	$16.43	$12.10
First Quarter 2007	$12.50	$8.38
Fourth Quarter 2006	$11.20	$7.25
Third Quarter 2006	$11.25	$9.50
Second Quarter 2006	$12.80	$9.00
First Quarter 2006	$13.50	$12.10

As of March 31, 2008 there were approximately 618 stockholders of record of our common stock.

Our Board of Directors has not declared a dividend in either of the two most recent fiscal years.  Our last dividend was paid in 2003 and we do not anticipate paying a dividend in the foreseeable future.

Purchases of Equity Securities by the Issuer

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Following is a summary of marketable securities held by Western Sizzlin Corporation as of December 31, 2007 and 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007	$605,689	$128,846	$—	$734,534

December 31, 2006:	$4,543,768	$1,964,877	$—	$6,508,645

We realized a net gain on sale of marketable securities held by Western Sizzlin Corporation of $1,923,379 in 2007.

We determined cost on marketable securities sold based on the specific identification method.

In April 2007, we formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund.  During the third quarter of 2007, we contributed cash along with our holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, L.P.  Also during 2007, cash contributions from outside investors of $2,225,000 were made to the limited partnership.

As of December 31, 2007, Western Investments, Inc. owned 87.57% of Western Acquisitions, L.P.  As such, Western Acquisitions, L.P. has been consolidated into the accompanying financial statements with the 12.43% ownership by minority limited partners presented as minority interest on the accompanying consolidated balance sheet as of December 31, 2007.

Western Acquisitions, L.P. is, for generally accepted accounting principles (GAAP) purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  We have retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.

Following is a summary of marketable securities held by Western Acquisitions, L.P. as of December 31, 2007:

	Cost	Fair Value
Steak n Shake Co.	$17,902,714	$15,046,851
Other	138,660	115,480

Total Marketable Securities	$18,041,374	$15,162,331

We realized a net gain on sale of marketable securities held by Western Acquisitions, L.P. of $48,873 in 2007.

As of March 31, 2008, the fair value of our investment in Steak n Shake has declined approximately 28%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information on securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	57,000	$7.10	36,000

We have three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan.  Both the 2005 and 1994 Plans were adopted with the approval of our stockholders.  Under the 2004 Plan, our Non-Employee Directors are granted options to purchase 1,000 shares of common stock, priced at fair market value on the date of the option grant.  Options are granted automatically each year on the date of the Annual Meeting of Stockholders, or in the case of new Directors, on the first business day following their election to the Board.  All options are exercisable immediately upon grant.  All options outstanding at December 31, 2007 are exercisable.  At December 31, 2007, there were 36,000 shares available for future grants under the plans; however, on April 25, 2007, our Board of Directors elected to indefinitely suspend future grants under all plans.

Item 6.       Selected Financial Data,

October 2003 Merger, Name Change and Format Restructuring

Effective October 21, 2003, we merged our wholly-owned subsidiary, The Western Sizzlin Corporation, a Delaware corporation, into Austins Steak and Saloon, Inc., with Austins  being the surviving entity.  At the same time, we changed our name to “Western Sizzlin Corporation” by amending our Certificate of Incorporation.  The amendment was approved by solicitation of written stockholder consents without a meeting pursuant to Section 288 of the General Corporation Law of Delaware.  On September 30, 2003, the 60th day following the date of the first consent received, stockholders voting 6,495,149 shares or 53.4% of the outstanding common stock submitted written consents to the action.

Effective January 1, 2007, we restructured our operations into a holding company/subsidiary format whereby all of our operations are now conducted through wholly-owned subsidiaries.  This restructuring is not anticipated to have any tax impact and will have no impact on our financial reporting as we will continue to report consolidated financial statements.

Financial Data

The following selected historical consolidated financial information for each of the years ended December 31, 2003 through 2007 has been derived from our consolidated financial statements.  For additional information see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this report. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes included in this report.

	In Thousands
	2007	2006	2005	2004	2003

Statement of Operations Data:
Total revenues	$17,257	$17,404	$19,372	$21,708	$21,060
Income from restaurant and franchise operations	508	572	1,405	1,174	783
Income (loss) from investment activities	(1,163)	(105)	—	—	—
Net income (loss)	(244)	274	681	566	212
Basic and diluted earnings (loss) per share	$(0.13)	$0.23	$0.57	$0.48	$0.17
Shares used in computing basic earnings (loss) per share	1,905	1,215	1,189	1,190	1,212
Shares used in computing diluted earnings (loss) per share	1,905	1,225	1,190	1,190	1,212
Balance Sheet Data:
Working capital surplus (deficit)	(1,609)	3,238	2,001	1,480	141
Total assets	30,509	19,820	15,476	16,697	16,894
Long-term debt, excluding current maturities	566	685	848	2,698	3,549
Other long-term liabilities	89	464	42	15	50
Stockholders’ equity	23,502	17,398	11,760	10,093	10,527
Other Financial Data:
Dividends declared	—	—	—	—	119

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

Income Statement Data:	2007	2006	2005

Revenues:
Company-operated restaurants	74.8%	74.6%	75.8%
Franchise operations	22.9	23.1	21.9
Other	2.3	2.3	2.3
Total revenues	100.0	100.0	100.0
Costs and expenses - restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	53.9	53.4	54.2
Restaurant occupancy and other	13.7	14.1	13.5
Franchise operations — direct support	6.1	7.1	7.3
Subleased properties	.5	.4	.9
Corporate expenses	13.2	12.8	13.7
Depreciation and amortization expense	6.2	6.1	5.5
Closed restaurants expense	—	—	1.8
Impairment and other charges	—	.2	1.7
Gain on settlement of insurance claims	—	—	(6.0)
Claims settlement and legal fees associated with lawsuit	4.3	1.6	—
Total costs and expenses — restaurant and franchise operations	97.9	95.7	92.6
Equity in income (loss) of joint venture	.8	(.9)	(.1)
Income from restaurant and franchise operations	2.9	3.4	7.3

Loss from investment activities	(6.7)	(.6)	—

Other income (expense)	.1	(.1)	(.9)
Income (loss) before income tax expense and minority interest	(3.7)	2.7	6.4
Income tax expense (benefit)	(.2)	1.1	2.8
Minority interest in net loss of limited partnership	2.0	—	—
Net income (loss)	(1.5)%	1.6%	3.6%

	Years Ended December 31
	2007	2006	2005
Restaurant Data
Percentage increase (decrease) in average sales for Company-operated restaurants	(0.7)%	(2.5)%	11.6%
Number of Company-operated restaurants included in the average sales computation	5	5	5
Average sales for Company-operated restaurants	$2,582,000	$2,599,000	$2,665,000
Number of Company-operated Restaurants:
Beginning of period	5	5	7
Opened	—	—	—
Closed/Franchised	—	—	2
End of period	5	5	5
Number of U.S. Franchised Restaurants:
Beginning of period	123	135	147
Opened	1	—	3
Closed	8	12	15
End of period	116	123	135
Number of Joint Venture Restaurants:
Beginning of period	1	—	—
Opened	—	1	—
Closed	—	—	—
End of period	1	1	—

Overview

Please refer to the discussion under “Item 1. Business” on page 1 of this report for a detailed description of the different facets of our business.

While we have historically been principally engaged, and intend at this time to remain principally engaged, in franchising and operating restaurants, the recent investment activities could bring us within the definition of an “investment company” and require us to register as an investment company under the Investment Company Act of 1940.  Our Board of Directors have adopted a policy requiring management to restrict the Company’s operations and investment activities to avoid becoming an investment company, until and unless the Board approves otherwise.  Although we do not presently intend to change its principal business, and the Board has not approved any such change, we have expanded our investment activities, and may decide in the future to register as an investment company under the Investment Company Act.  Under certain circumstances, if we are successful in investment activities, then we may inadvertently fall within the definition of an investment company, in which event it may be required to register as an investment company.  If we decide or we are required to register as an investment company, then we would become subject to various provisions of the Investment Company Act and the regulations adopted under such Act, which are very extensive and could adversely affect our  operations.

Western Acquisitions, L.P. has an ownership interest in The Steak n Shake Company and has filed a Schedule 13D (as amended) with the SEC as a member of a group that also includes us, Western Investments, Inc., The Lion Fund, L.P., Biglari Capital Corp., Mr. Biglari and Philip L. Cooley, our Vice Chairman of the Board.  This group collectively beneficially owned approximately 8.5 % of Steak n Shake.  We initially purchased Steak n Shake shares utilizing funds from working capital and, during the third quarter ended September 30, 2007, contributed those shares to Western Acquisitions, L.P., through Western Investments, Inc.  Our Board of Directors determined that seeking two positions on the Board of Directors of Steak n Shake was in the best interests of our stockholders. We engaged in a proxy solicitation to get our nominees elected and agreed to share the expenses of this effort pro rata with Western Acquisitions, L.P. and The Lion Fund, L.P.  At Steak n Shake’s annual meeting of stockholders held on March 7, 2008, Steak n Shake’s stockholders elected Mr. Biglari and Dr. Cooley to the Board of Directors.

Western Acquisitions, L.P. is, for generally accepted accounting principles (GAAP) purposes, an investment company under the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide Investment Companies.  We have retained the specialized accounting for Western Acquisitions, L.P. pursuant to FITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.

On August 29, 2007, the stockholders of Friendly Ice Cream Corporation approved the previously announced agreement for that company’s acquisition by an affiliate of Sun Capital Corp.  We, along with Mr. Biglari, Dr. Cooley and The Lion Fund, L.P., voted in favor of the merger agreement.  In accordance with the terms of the merger agreement, we received $15.50 per share for our Friendly stock held as of August 29, 2007.  We had previously been engaged in a proxy solicitation for Mr. Biglari and Dr. Cooley to be elected to the Board of Directors of Friendly’s.

On October 17, 2007, we commenced a rights offering, distributing to stockholders, at no charge, one transferable subscription right for each share of our common stock held on that date.  Every two rights entitled a stockholder to purchase one share of our common stock for $8.50 in cash.  A total of 1,797,750 rights were issued entitling stockholders to purchase an aggregate of 898,875 shares.  The rights offering expired on November 16, 2007 with 898,875 shares being purchased through both basic and oversubscription rights, generating total proceeds to us of approximately $7.6 million.

On December 13, 2007, Western Real Estate, L.P., a newly formed Delaware limited partnership managed by Western Properties, Inc., a newly formed Delaware corporation and our wholly-owned subsidiary, purchased approximately 23 acres of real property located in Bexar County, Texas from unaffiliated third parties.  Western Properties, Inc. serves as the general partner (and currently the sole partner) of Western Real Estate, L.P., which intends to operate as a private real estate investment fund.  The land purchase was the only activity for 2007, and was funded solely by our investment in Western Real Estate, L.P.

We are seeking to acquire up to 2,700,000 shares of ITEX common stock in an unsolicited tender offer for investment purposes.  Following the consummation of the offer, we intend to evaluate our investment in the ITEX common stock on a continual basis and may, from time to time, communicate with ITEX management, members of ITEX’s Board of Directors and other stockholders of ITEX.  Following the consummation of the offer, we may, from time to time, acquire additional shares of ITEX common stock, dispose of shares of ITEX common stock or formulate other purposes, plans or proposals regarding ITEX or the ITEX common stock, to the extent deemed advisable in light of its general investment policies, market conditions or other factors.

 In September 2006, we were served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al.  On February 12, 2008, this case came before the Court for trial.   On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment in the case captioned Parks Land Company, et al. v. Western Sizzlin Corporation, et al. against us in the amount of $689,666 plus plaintiff’s legal costs.  We have currently added to the reserve as a result of the verdict and as of December 31, 2007 have $900,000 accrued.  Of this amount, $275,000 had been accrued in 2006.  We disagree with the result of the trial and are evaluating our options.  (See Note 16.)  There can be no assurance that ultimate settlement of this case will not be more than $900,000.

Our common stock commenced trading on the Nasdaq Capital Market under the symbol “WEST” on February 25, 2008, and was previously quoted on the OTC Bulletin Board under the symbol “WSZL.OB.”

Recent Developments

Subsequent to December 31, 2007, we signed a term sheet to purchase a controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC.  Under the proposed transaction which we announced in a press release on March 28, 2008, we will purchase a 50.5% limited partnership interest in Mustang Capital Advisors and a 51% membership interest in Mustang Capital Management, which owns a 1% interest in Mustang Capital Advisors as its general partner.  The total purchase price for these interests will be $1,173,000, consisting of $300,000 in cash and $873,000 in shares of our common stock.  The transaction is subject to definitive documentation.  As of March 28, 2008, Mustang, through its funds and managed accounts, holds a total of 7.4% of our common stock which will be distributed to its limited partners prior to the closing of the proposed transaction.

2007 COMPARED TO 2006

Revenues

Total revenues decreased 0.8% to $17.3 million in 2007, from $17.4 million in 2006.  Company-operated restaurant sales decreased 0.6% to $12.9 million in 2007, from $13.0 million in 2006. Customer traffic decreased 2.2% over 2006.  Price increases were implemented at certain Company-operated restaurants in 2007 and 2006.

Franchise and other revenues decreased 1.6% to $4.3 million in 2007, from $4.4 million in 2006. The decrease is primarily attributable to 8 less franchised restaurants during 2007.  Same store sales for 2007 experienced an overall decrease of 0.87% over 2006.

Costs and Expenses — Restaurant and Franchise Operations

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $13,000 (0.1%) to $9.3 million for the year ended December 31, 2007 from $9.3 million for the year ended December 31, 2006.   These costs for both years stayed the same as a percentage of Company-operated restaurants revenue of 72% in 2006 and 2007.  The increase in the costs was largely attributable to increased costs in commodities in 2007 over 2006.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $92,500 (3.8%) for the year ended December 31, 2007 versus the prior year’s comparable period. These costs for the year decreased slightly as a percentage of Company-operated restaurant revenues from  18.9% in 2006 to 18.3% in 2007.

Cost of franchise operations direct support expense decreased $184,000 (14.9%) to $1.1 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006.  The decreases are attributable to personnel reductions and targeted expense reductions during 2006.

Subleased restaurant expenses include net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses increased by $37,000 versus the prior year’s comparable period, due to increased costs associated with vacant properties.  All sublease arrangements expire during the fourth of 2008 and no further sublease expenses are anticipated.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter activities.  These expenses increased by $51,000 for the year ended December 31, 2007 versus the prior year’s comparable period.  The increases are attributable to additional accounting and legal expenses in 2007.

Depreciation and amortization for 2007 were comparable to 2006.

Impairment and other charges of $46,284 in 2006 included impairments associated with subleased properties related to an expiring lease as of June 30, 2006.  No such charges were experienced in 2007.

Claims settlement and legal fees associated with a lawsuit, increased $452,000 versus the prior year’s comparable period, due to increases in accrual of loss contingency associated with a lawsuit involving leased properties. (See Note 16)

Equity in income (loss) of Joint Venture

Equity in income (loss) of joint venture increased $318,000 versus the prior year’s comparable period, due to losses incurred in 2006 of $161,000 associated with the cost of opening the restaurant on December 14, 2006.  (See Note 17)

Income (Loss) from Investment Activities

Investment activities include net realized gains on sales of marketable securities of $2 million and net unrealized losses on marketable securities held by limited partnership, Western Acquisitions, L.P., of $2.8 million.  Expenses associated with investment activities were $348,000 and $105,000 for the years ended December 31, 2007 and 2006, respectively.  (See Note 6)  The increase in expenses for 2007 versus the prior year’s comparable period is attributable to expenses associated with Steak n Shake proxy during 2007.  There were no management fees charged or collected by the limited partnership in 2007.  Future management fees will depend on portfolio performance and the extent of outside investors.

Other Income (Expense)

Other income (expense) increased from ($7,000) in 2006 to $12,000 in 2007.  Interest expense decreased $53,000 (33.4%) comparing 2007 to 2006.  The decrease is due to a lower average principal outstanding balance.  Loss on early extinguishment of long-term debt of $92,535 associated with payoff of certain loans was recorded in 2006.  Interest income increased $37,000 comparing 2007 to 2006. Included in 2006 is termination fee income of $163,000 associated with a negotiated settlement of certain franchise agreements.

Income Tax Expense

Income tax expense is directly affected by levels of pretax income and changes in valuation allowances on deferred tax assets.  The Company’s effective tax rate was (7.62%) and 40.4% for the years ended December 31, 2007 and 2006, respectively. (See Note 9)

2006 COMPARED TO 2005

Revenues

Total revenues decreased 10.2% to $17.4 million in 2006, from $19.4 million in 2005.  Company-operated restaurant sales decreased 11.6% to $13.0 million in 2006, from $14.7 million in 2005. This decrease was due to the closing of a Company-operated location in February 2005 and a closing of a Company-operated location in July 2005 due to a total loss by fire casualty.  Same store sales for 2006 experienced an overall decrease of 2.45% over 2005. Customer traffic decreased 8.24% over 2005.  Price increases were implemented at certain Company-operated restaurants in 2006.

Franchise and other revenues decreased 5.7% to $4.4 million in 2006, from $4.7 million in 2005. The decrease is primarily attributable to 12 less franchised restaurants during 2006.  Same store sales for 2006 experienced an overall increase of 1.10% over 2005.

Costs and Expenses — Restaurant and Franchise Operations

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

Subleased restaurant expenses include net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses decreased by $120,000 versus the prior year’s comparable period.  The decreases were largely attributable to additional expenses incurred on repair and maintenance of the facilities and uncollectible rents during 2005.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter activities.  These expenses decreased by $433,000 for the year ended December 31, 2006 versus the prior year’s comparable period.  The decreases are attributable to certain reductions in general and administrative expenses during 2006.

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

Claims settlement and legal fees associated with a lawsuit, increased $289,000 versus the prior year’s comparable period, due to accruals of loss contingency associated with a lawsuit involving leased properties. (See Note 16)

Equity in income (loss) of Joint Venture

Equity in income (loss) of joint venture had increased losses of $139,000 versus the prior year’s comparable period, due to losses associated with the cost of opening the restaurant on December 14, 2006.  (See Note 17)

Income (Loss) from Investment Activities

Investment activities included expenses associated with investment activities of $105,000 and $0 for the years ended

December 31, 2006 and 2005, respectively.  (See Note 6)

Other Income (Expense)

Other income (expense) decreased from ($178,000) in 2005 to ($7,000) in 2006.  Interest expense decreased $120,000 (44.5%) comparing 2006 to 2005.  The decrease is due to a lower average principal outstanding balance.  Loss on early extinguishment of long term debt of $92,535 associated with payoff of certain loans was recorded in 2006.  Included in 2006 is termination fee income of $163,000 associated with a negotiated settlement of certain franchise agreements.

Income Tax Expense

Income tax expense is directly affected by levels of pretax income.  The Company’s effective tax rate was 40.4% and 44.5% for the years ended December 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2007, we had $727,000 of cash and cash equivalents as compared to $2.3 million as of December 31, 2006.  The decrease in cash and cash equivalents was largely attributable to additional investments in marketable securities in 2007.

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

As previously disclosed, our Board of Directors has delegated authority to direct investment of surplus cash to our Chairman and Chief Executive Officer, Sardar Biglari, subject to Board reporting requirements and various limitations that have been or may be from time to time adopted by the Board of Directors.  We are using, and may in the future use, a portion of its available capital to invest in other securities.  These investments may include significant and highly concentrated direct investments with respect to the equity securities of public companies.  Any such investments will involve risks, and stockholders should recognize that our balance sheet may change depending on the extent of excess funds and the timing, magnitude and performance of such investments.  Furthermore, such investments could be subject to volatility that may affect both the recorded value of the investments as well as our periodic earnings and liquidity. See Risk Factors, page 6.

Operating Activities and Cash Flows

We generated (used) approximately $(9.5) million, $1.8 million, and $1.1 million in operating cash flows for the years ended December 31, 2007, 2006 and 2005, respectively.  Our primary source of operating cash flows is the operating profits generated from Company restaurant and franchise operations.  Adjustments to reconcile net income (loss) to net cash provided by restaurant and franchise activities were approximately $2.6 million, $1.5 million and $400,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Adjustments to reconcile net income (loss) to net cash provided by (used in) investment activities were approximately $(11.9) for the year ended December 31, 2007, with no such activity in 2006 and 2005.

Investing Activities

Our investing activities on our statements of cash flows primarily represent cash received and paid related to our operating properties.  Prior to 2007, we considered purchases and sales of marketable securities to be investing activities; however, during 2007 with the expanded investment activities of the Company, and more specifically the organization of Western Acquisitions L.P. and the investment of minority interests, we began to consider such activities to be operating activities of the Company.  This presentation is consistent with the guidance in the AICPA’s Audit and Accounting Guide, Investment Companies.

During the year ended December 31, 2007, we spent approximately $34,000 on capital expenditures on Company restaurants compared to $492,000 and $313,000 during the equivalent period in the year ended December 31, 2006 and 2005 respectively.  Capital expenditures for 2006 of $425,000 included the remodel of two Company-operated stores in Northern Virginia.  A total of $803,000 has been spent on these two remodels since 2005.  Also during 2007, land was purchased for investment purposes for $3.7 million. Offsetting uses of cash for investing activities were proceeds from fire casualties of $785,000 and $695,000 for the years ended December 31, 2006 and 2005, respectively.  Also included in investing activities for 2006 are proceeds of $300,000 from the sale of land in Lawrenceville, Georgia.

Financing Activities

We made payments of long-term debt of $163,000, $1.5 million and $1.2 million  for the years ended December 31, 2007, 2006 and 2005, respectively.  Proceeds of $2 million were received from a line of credit in 2007.  Also during 2007 and 2006, financing activities included cash received from rights offerings of $7.6 million and $4.2 million, respectively, offset by costs of the rights offerings of $97,000 and $123,000, respectively, and cash received from exercise of stock options of $85,000 and $28,000, respectively.

Liquidity

Our primary sources of liquidity are cash generated from operations and, if needed, borrowings under our existing line of credit. Subsequent to year end, in February 2008, the line of credit was paid down and has no borrowings as of the date of the filing. We continually review available financing alternatives.  In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

Total capital expenditures for 2008 are presently expected to approximate $50,000, and will be primarily used for necessary replacement of certain restaurant equipment.

We believe that cash flows generated by operations will be adequate to fund our restaurant and franchise operations and required debt repayments for at least the next twelve months.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

We are a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and we guaranteed 50% of the loan obligation.  We estimate the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2007.  The term of the guarantee extends through July 1, 2026 and we would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  We are accounting for the investment using the equity method and the Company’s share of the net income (loss) for the joint venture of $157,515, ($160,902) and ($21,679) for the years ended December 31, 2007, 2006 and 2005, respectively, is included in equity in earnings of unconsolidated joint venture.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at December 31, 2007 and 2006:

	Year Ended December 31, 2007 (unaudited)	Year Ended December 31, 2006 (unaudited)
Statement of Operations Data:
Total revenues	$4,960,695	$272,511
Cost of food	2,110,602	131,891
Payroll expense	1,502,077	218,374
Marketing and smallware expense	204,374	90,005
General and administrative	404,106	86,001
Depreciation and amortization	200,869	17.954
Interest	223,574	73,897
Net Income (loss)	315,031	(321,805)
Balance Sheet Data:
Cash	$332,740	$319,410
Current receivables	7,557	114,813
Prepaid expenses	3,171	6,274
Inventory	16,384	17,811
Land, leasehold improvements, and construction in progress, net	3,750,051	3,936,400
Loan costs, net	11,946	13,471
Total assets	4,122,050	4,408,378
Loan payable	3,138,580	3,300,000
Accounts payable and accrued expenses	433,479	873,418
Members’ equity	549,991	234,960

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

	Years Ending December 31,
Contractual Obligations and Commitments	2008	2009	2010	2011	2012	Thereafter	Totals
Long-term debt	$118,783	$109,803	$121,385	$134,189	$148,342	$52,553	$685,055
Operating leases, net (1)	705,339	634,425	623,880	367,611	399,171	1,171,994	3,902,420
Interest expense (2)	62,834	52,041	40,459	27,655	13,501	1,101	197,591
Tax obligations (3)	28,456	—	—	—	—	—	28,456
Totals	$915,412	$796,269	$785,724	$529,455	$561,014	$1,225,648	$4,813,522

(1)                                 Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $3.9 million, offset by sublease rentals for the same periods of approximately $40,500.  (See Note 8)

(2)                                 Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.

(3)                                 Reflects recognized liabilities for uncertain tax positions under the provisions of FIN 48.  (See Note 9.)

Bank Line of Credit

At December 31, 2007 there was $2 million outstanding on a $2 million line of credit with a bank.  The line is payable on demand, subject to annual renewal by the bank with an automatic renewal at May 31, 2008, interest rate of prime minus 0.5% and collateralized by accounts receivable and the assignment of franchise royalty contracts. Subsequent to year end, the line of credit borrowing was completely paid in February 2008 and remains available for future borrowings, and a note payable for $2,461,000 was issued, secured by land held for investment.

Operating Leases

Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $3.9 million, offset by sublease rentals for the same periods of approximately $40,500.

Revenue Recognition

Revenue at Company-operated restaurants is recognized as customers pay for products at the time of sale.  Franchise operations revenue consists of royalties and franchise fees.  Royalties are recognized in the month earned at estimated realizable amounts.  Franchise fees are recognized when the related services have been performed, which is generally upon opening of the store, and do not include significant contingencies.  Other revenues consist of sales of seasonings and marinades to franchisees and are recognized when the products are shipped to the franchisee.  In the future, the Company may earn management fees based on a percentage of assets managed and on the performance of assets under management, but no such fees were earned in 2007.

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

Note 1 to the consolidated financial statements provides a summary of our significant accounting policies.  The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: trade accounts and notes receivables and the allowance for doubtful accounts, investments, determination of useful lives and the evaluation of any impairment of long-lived assets (including franchise royalty contracts, goodwill and property and equipment), commitments and contingencies, and income taxes.

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

Investments

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Western Acquisitions, L.P. is, for GAAP purposes, an investment company under the AICPA Audit and Accounting

Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.

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

Economic useful life is the duration of time the asset is expected to be productively employed, which may be less than its physical life.  The estimated economic useful lives of long-lived assets are monitored to determine if they continue to be appropriate in light of changes in business circumstances.

We must also consider whether long-lived assets (including property and equipment and intangible assets) have been impaired to the extent that we must recognize a loss on such impairment, including goodwill impairment. We evaluate our long-lived assets for impairment at the restaurant and franchise levels on an annual basis or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of each level of assets based on the operating cash flows of the restaurant and franchise operations and our plans for each restaurant unit or franchisee contract. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we must make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. In 2006 and 2005, we recorded impairment of $46,284 and $319,830, respectively, related to leasehold improvements for which no future cash flows are anticipated associated with subleased properties.  In 2007 there were no such expenses (see Notes 13 and 14).

We evaluate goodwill for impairment on an annual basis during the fourth quarter of each year, or more frequently if an event occurs that triggers an interim impairment test.  We determine the fair values of our reporting units using the discounted cash flow method.  This method uses projections of cash flows from each of the reporting units.  Several of the key assumptions in estimating future cash flows include periods of operations, projections of operating profits, and weighted average cost of capital.  These assumptions are derived from our internal budgets and consideration of available market data.  The factors which contribute the greatest variability in our estimates of fair values are the weighted average cost of capital and estimates of future operating profits.  We currently have goodwill of $770,000 related to our franchising reporting unit and $3.5 million allocated to our restaurant reporting unit.

Commitments and Contingencies

We view accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred.  In considering estimates, we consult with legal counsel and consider precedent in similar cases.  Actual results could differ from the expected results determined based on such estimates.

Income Taxes

We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

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

For additional information regarding the adoption of FIN 48, see Note 9 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-K.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  This standard requires that a company disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3.  If taxes are significant and reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented.  The guidance was effective for the Company beginning January 1, 2007.  The Company presents revenues net of sales taxes in its consolidated statements of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes.  We adopted the provisions in this statement beginning in the first quarter of 2007, resulting in a charge to retained earnings upon adoption of $118,000.  Refer to Note 9 for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for the first fiscal period beginning after November 15, 2007.  The provisions for nonfinancial assets and liabilities are effective for the first fiscal period beginning after November 15, 2008. We are required to adopt SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 and do not expect adoption to have a material impact on our Consolidated Financial Statements.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”) which provides clarification on the applicability of FIN 46(R), as revised, to the accounting for investments by entities that apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies.  FSP FIN 46(R)-7 amends FIN 46(R), as revised, to make permanent the temporary deferral of the application of FIN 46(R), as revised, to entities within the scope of the guide under Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”).  FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1.  The adoption of FSP FIN 46(R)-7 is not expected to have a material impact on the Company and the Company has not determined the impact of adoption.

SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting.  SOP 07-1, as originally issued, was to be effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged.  In February 2008, the FASB issued FSP SOP 07-1-1, Effective Date of AICPA Statement of Position 07-01, to indefinitely defer the effective date of SOP 07-01.   The Company’s majority-owned subsidiary, Western Acquisitions, L.P., is an investment company as currently defined in the AICPA Audit and Accounting Guide, Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities in the consolidated financial statements, with unrealized gains and losses resulting from the change in fair value reflected in the Consolidated Statement of Operations. The Company intends to monitor future developments associated with this Statement in order to assess the impact, if any that may result.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (SFAS 141R), and FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of  ARB No. 51 (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combinations and noncontrolling (minority) interests in consolidated financial statements.  SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  These standards will impact us if we complete an acquisition or obtain minority interests after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2007, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable security and to interest rates related to our debt obligations.

The table below provides information about our debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at December 31, 2007 (dollars in thousands):

EXPECTED MATURITY DATE

	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value
Long-term debt
Fixed Rate	$119	$110	$121	$134	$148	$53	$685	$747
Average Interest Rate	10.03%	10.07%	10.07%	10.07%	10.07%	10.07%	10.07%

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this item is set forth on pages F-1 through F-25 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).  Controls and Procedures

(a)   Disclosure Controls and Procedures:

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. As a result of the material weakness described below, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were not effective.

(b)   Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.

Our internal control over financial reporting is a process designed by, or under the supervision of, the our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with general accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and board of directors; and, (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision and the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Our independent registered public accounting firm recommended to management to change the presentation and reporting of marketable securities held by a limited partnership. Using the guidance in AICPA Audit and Accounting Guide, Investment Companies, and pursuant to EITF 85-12, Retention of Specialized Accounting for Investments in Consolidation, we concluded that the Company should retain this same accounting when preparing its consolidated financial statements.  Adjustments were made in the process of preparing the 2007 consolidated financial statements to present this subsidiary’s financial statements in accordance with the provisions of EITF 85-12.  Solely as a result of this material weakness in internal controls we identified in accounting for the consolidation of the investment partnership, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the us to provide only management’s report in this annual report.

(c)   Changes in Internal Control Over Financial Reporting

As of the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting, except for the material weakness described above.

Subsequent to year end, we are implementing several important changes in our internal controls, including additional procedures over the identification of issues, consultation with an outside accounting firm, and review and evaluation of the accounting for significant transactions.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders expected to be filed on or before April 30, 2008.

We have adopted a Code of Ethics applicable to our directors, officers and employees.  We will provide, without charge, a copy upon written request made to the Chief Financial Officer.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders expected to be filed on or before April 30, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders expected to be filed on or before April 30, 2008.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders expected to be filed on or before April 30, 2008.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders expected to be filed on or before April 30, 2008.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Financial Statements: See our Consolidated Financial Statements filed under Item 8.

(b)                                 Exhibits required by Item 601 of Regulation S-K:  See Exhibit Index on pages 31 and 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIZZLIN CORPORATION

Dated: April 14, 2008	By: /s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

Dated: April 14, 2008	By: /s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sardar Biglari	Chairman of the Board	April 14, 2008
Sardar Biglari

/s/ Philip L. Cooley	Vice Chairman	April 14, 2008
Philip L. Cooley

/s/ Titus W. Greene	Director	April 14, 2008
Titus W. Greene

/s/ Jonathan Dash	Director	April 14, 2008
Jonathan Dash

/s/ Kenneth R. Cooper	Director	April 14, 2008
Kenneth R. Cooper

/s/ Martin S. Fridson	Director	April 14, 2008
Martin S. Fridson

Exhibit Index

2.0

Plan of Amendment and Merger dated April 30, 1999, between Austins Steaks and Saloon, Inc. and The Western Sizzlin Corporation. (incorporated by reference to the specific exhibit to the From S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333- 78375)

3.1.1	Restated Certificate of Incorporation dated January 24, 1996. (incorporated by reference to the Form 10-Q for the quarter ended September 30, 2002)

3.1.2	Certificate of Amendment to Certificate of Incorporation dated October 23, 2003 (incorporated by reference to the Form 8-K filed October 6, 2003)

3.1.3	Amendment to Certificate of Incorporation dated June 30, 1999 (incorporated by reference to the Form 10-K for the year ended December 31, 2004)

3.2	Restated Bylaws of the Corporation

3.2.1	Amendment No. 1 to Restated Bylaws

3.2.2	Amendment No. 2 to Restated Bylaws

3.2.3	Amendment No. 3 to Restated Bylaws

4.0	Captec Promissory Notes and related loan documents (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1	November 2001 Severance Agreement (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1.1	Employment Agreement of Robyn B. Mabe (incorporated by reference to the Form 10-Q for period ended September 30, 2007)

+10.1.2	Employment Agreement of James C. Verney (incorporated by reference to the Form 10-Q for period ended September 30, 2004)

+10.1.3	Memorandum of Understanding with James C. Verney (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

+10.2	2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to the Form 10-Q for period ended June 30, 2004)

+10.3	2005 Stock Option Plan (incorporated by reference to the Schedule 14A Definitive Proxy Statement filed April 29, 2005)

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

10.12	September 27, 2002, Settlement with group of Company Stockholders in an anticipated proxy battle (incorporated by reference to the Form 8-K filed September 27, 2002)

21	Subsidiaries of the Issuer:
The Western Sizzlin Stores, Inc., a Tennessee Corporation
The Western Sizzlin Stores of Little Rock, Inc., an Arkansas Corporation
The Western Sizzlin Stores of Louisiana, Inc., a Virginia Corporation
Western Sizzlin Stores of Virginia, Inc., a Virginia Corporation
Western Sizzlin Franchises, Inc., a Delaware Corporation
Woodgrill Franchises, Inc., a Delaware Corporation
Western Sizzlin Franchise Corporation, a Delaware Corporation
Western Investments, Inc., a Delaware Corporation
Western Properties, Inc., a Delaware Corporation
Western Acquisitions, L.P., a Delaware Limited Partnership
Western Real Estate, L.P., a Delaware Limited Partnership

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. SEC-1350

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. SEC-1350

99.1	Risk Factor pages from Prospectus in Registration Statement on Form S-4 (as amended), File No. 333-148349

+                    Management contract or compensatory benefit plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Western Sizzlin Corporation

We have audited the accompanying consolidated balance sheet of Western Sizzlin Corporation and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sizzlin Corporation and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 9, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Dixon Hughes PLLC

High Point, North Carolina

April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Western Sizzlin Corporation:

We have audited the accompanying consolidated balance sheet of Western Sizzlin Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sizzlin Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123 (R), “Share-Based Payment”, on January 1, 2006.

/s/ Grant Thornton
Greensboro, North Carolina
March 16, 2007

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$727,378	$2,344,644
Trade accounts receivable, less allowance for doubtful accounts of $198,425 in 2007 and $470,758 in 2006	994,085	866,565
Current installments of notes receivable, less allowance for impaired notes of $50,904 in 2007 and $17,409 in 2006	219,501	205,624
Other receivables	132,283	239,531
Income tax receivable	90,161	248,559
Inventories	73,017	55,207
Prepaid expenses	228,396	253,556
Deferred income taxes	404,334	296,671

Total current assets	2,869,155	4,510,357

Notes receivable, less allowance for impaired notes receivable of $15,501 in 2007 and $164,396 in 2006, excluding current installments	625,231	800,841
Property and equipment, net	1,877,694	2,270,300
Investment in real estate	3,745,152	—
Investments in marketable securities	15,896,865	6,508,645
Franchise royalty contracts, net of accumulated amortization of $8,824,135 in 2007 and $8,193,840 in 2006	630,296	1,260,592
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $192,832 in 2007 and $188,670 in 2006	7,378	11,540
Investment in unconsolidated joint venture	304,996	147,479
Deferred income taxes	235,655	—
Other assets	6,450	—
	$30,509,072	$19,819,954

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable — line of credit	$2,000,000	$—
Due to broker	342,022	—
Current installments of long-term debt	118,783	163,089
Accounts payable	733,983	555,110
Accrued expenses and other	383,237	279,443
Loss contingency — lawsuit	900,000	275,000

Total current liabilities	4,478,025	1,272,642

Long-term debt, excluding current installments	566,272	685,036
Other long-term liabilities	89,039	69,370
Deferred income taxes	—	394,885

	5,133,336	2,421,933

Minority interest	1,873,748	—
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 4,000,000 shares; issued and outstanding 2,696,625 in 2007 and 1,787,750 shares in 2006	26,967	17,878
Additional paid-in capital	20,415,785	12,790,681
Retained earnings	2,978,189	3,340,193
Accumulated other comprehensive income — unrealized holding gains, net of taxes	81,047	1,249,269

Total stockholders’ equity	23,501,988	17,398,021
	$30,509,072	$19,819,954

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues:
Company-operated restaurants	$12,908,577	$12,985,109	$14,688,360
Franchise operations	3,955,762	4,011,740	4,251,615
Other	393,274	407,091	432,078

Total revenues	17,257,613	17,403,940	19,372,053

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	9,307,505	9,294,432	10,503,746
Restaurant occupancy and other	2,366,121	2,458,666	2,613,764
Franchise operations — direct support	1,050,628	1,234,256	1,408,784
Subleased restaurant property expenses	101,664	64,438	184,383
Corporate expenses	2,277,134	2,226,151	2,659,497
Depreciation and amortization expense	1,063,017	1,057,492	1,072,334
Closed restaurants expense	—	—	350,279
Impairment and other charges	—	46,284	319,830
Gain on settlement of insurance claims	—	—	(1,166,683)
Claims settlement and legal fees associated with lawsuit	741,287	289,109	—
Total costs and expenses — restaurant and franchise operations	16,907,356	16,670,828	17,945,934

Equity in income (loss) of joint venture	157,516	(160,902)	(21,618)

Income from restaurant and franchise operations	507,773	572,210	1,404,501

Net realized gain on sales of marketable securities	1,972,252	—	—
Net unrealized losses on marketable securities held by limited partnership	(2,787,876)	—	—
Expense of investment activities	(347,634)	(105,000)	—

Loss from investment activities	(1,163,258)	(105,000)	—

Other income (expense):
Interest expense	(106,263)	(159,518)	(279,612)
Loss on early extinguishment of long-term debt	—	(92,535)	—
Interest income	106,741	69,269	69,950
Other, net	11,048	175,721	31,779
Total other income (expense), net	11,526	(7,063)	(177,883)

Income (loss) before income tax expense and minority interest	(643,959)	460,147	1,226,618

Income tax expense (benefit)	(49,078)	185,808	545,258
Minority interest in net loss of limited partnership	351,252	—	—
Net income (loss)	$(243,629)	$274,339	$681,360

Earnings per share (basic and diluted):
Net income (loss)	$(0.13)	$0.23	$0.57

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other
	Common stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Balances, December 31, 2004	1,190,850	11,909	8,696,755	2,384,494	—	11,093,158

Common stock received related to termination of franchise agreement	(2,000)	(20)	(14,980)	—	—	(15,000)

Net Income	—	—	—	681,360	—	681,360
Balances, December 31, 2005	1,188,850	11,889	8,681,775	3,065,854	—	11,759,518

Net Income	—	—	—	274,339	—	274,339

Change in unrealized holding gains, net of taxes of $715,608	—	—	—	—	1,249,269	1,249,269
Comprehensive income						1,523,608

Compensation expense associated with stock option plans	—	—	39,100	—	—	39,100

Stock options exercised	3,000	30	27,570	—	—	27,600

Costs incurred in rights offering	—	—	(123,280)	—	—	(123,280)

Stock issued in rights offering	595,900	5,959	4,165,516	—	—	4,171,475
Balances, December 31, 2006	1,787,750	$17,878	$12,790,681	$3,340,193	$1,249,269	$17,398,021

Net Loss	—	—	—	(243,629)	—	(243,629)

Change in unrealized holding gains, net of taxes of $32,771	—	—	—	—	54,576	54,576
Less: Reclassification of unrealized gains on securities sold during 2007, net of taxes of $700,583	—	—	—	—	(1,222,798)	(1,222,798)

Comprehensive loss						(1,411,851)

Share based compensation	—	—	5,920	—	—	5,920
Costs incurred in rights offering	—	—	(97,455)	—	—	(97,455)
Stock issued in rights offering	898,875	8,989	7,631,449	—	—	7,640,438
Stock options exercised	10,000	100	85,190	—	—	85,290
Cumulative effect of adopting FIN 48	—	—	—	(118,375)	—	(118,375)

Balances, December 31, 2007	2,696,625	$26,967	$20,415,785	$2,978,189	$81,047	$23,501,988

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:

Net income (loss)	$(243,629)	$274,339	$681,360

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Restaurant and franchise activities:
Depreciation and amortization of property and equipment	428,099	427,195	423,865
Amortization of franchise royalty contracts and other assets	630,296	630,295	648,469
Write-off of financing costs related to early extinguishment of long-term debt	—	29,699	—
Amortization of finance costs	4,162	22,525	—
Provision for doubtful accounts	124,659	110,000	129,940
Share-based compensation	5,920	39,100	—
Provision for deferred income taxes	695,285	185,808	530,651
Loss on disposal of property and equipment	—	11,434	137,969
Gain on settlement of insurance claims	—	—	(1,166,683)
Loss on sale of asset held for sale	—	501	—
Common stock received related to termination of franchise agreement	—	—	(15,000)
Impairment charges	—	46,284	458,138
Equity in loss (income) of unconsolidated joint venture	(157,516)	160,902	21,618
(Increase) decrease in current assets and other assets	50,543	43,698	(80,073)
Increase (decrease) in current liabilities and other liabilities	831,788	(201,107)	(715,840)
	2,613,236	1,506,334	373,054
Investment activities:
Realized gain on sales of marketable securities, net	(1,972,252)	—	—
Unrealized losses on marketable securities, net	2,787,876	—	—
Minority interest in loss of limited partnership	(351,252)	—	—
Proceeds from sales of marketable securities	12,384,056	—	—
Purchases of marketable securities	(24,450,012)	—	—
Increase in due to broker	342,022	—	—
Provision for deferred income taxes	(765,676)	—	—
Increase (decrease) in current liabilities	128,807	—	—
	(11,896,431)	—	—

Net cash provided by (used in) operating activities	(9,526,824)	1,780,673	1,054,414

Cash flows from investing activities:
Investment in unconsolidated joint venture	—	—	(300,000)
Change in money market and short-term investments	—	260,069	(5,415)
Additions to property and equipment	(35,493)	(492,107)	(312,532)
Purchase of real estate held for investment	(3,745,152)	—	—
Purchases of marketable securities		(4,543,768)	—
Proceeds from fire casualties	—	784,993	694,439
Proceeds from sale of property	—	2,800	8,000
Proceeds from sale of asset held for sale	—	299,499	—
Deposits on construction	—	—	(378,455)
Net cash used in investing activities	(3,780,645)	(3,688,514)	(293,963)

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from financing activities:
Cash received from exercise of stock options	$85,290	$27,600	$—
Cash received from stock rights offering	7,640,438	4,171,475	—
Payments on stock rights offering	(97,455)	(123,280)
Payments on long-term debt	(163,070)	(1,488,158)	(1,201,354)
Cash received from line of credit borrowings	2,000,000	695,000	—
Payment on line of credit borrowings	—	(695,000)	—
Borrowings related to margin debt	—	1,760,393	—
Payments on margin debt	—	(1,760,393)	—
Capital contributions from minority interests in limited partnership	2,225,000	—	—

Net cash provided by (used in) financing activities	11,690,203	2,587,637	(1,201,354)

Net increase (decrease) in cash and cash equivalents	(1,617,266)	679,796	(440,903)

Cash and cash equivalents at beginning of the year	2,344,644	1,664,848	2,105,751

Cash and cash equivalents at end of the year	$727,378	$2,344,644	$1,664,848

Supplemental disclosure of cash flow information:
Cash payments for interest	$101,176	$87,380	$291,745
Adoption of FIN-48 (non-cash)	$118,375	$—	$—
Income taxes paid (refunded)	$(51,969)	$402,761	$25,557

Noncash investing and financing activities:

During 2006, deposits on construction of $378,455 related to company store remodels were reclassified to property and equipment upon the related assets being placed in service.

During 2005, the Company guaranteed the debt of an unconsolidated joint venture and recorded the fair value of the guarantee of $30,000 in other long term liabilities and investment in unconsolidated joint venture.

For the years ended December 31, 2007, 2006 and 2005, write-offs of accounts and notes receivable were $512,091, $31,021 and $26,755, respectively.

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)                     Summary of Significant Accounting Policies

(a)                      Description of Business and Principles of Consolidation

Western Sizzlin Corporation is a holding company which owns a number of subsidiaries, with its primary business activities conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc, which franchise and operate restaurants. Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, it has recently made selective investments in other companies.  At December 31, 2007, the Company had 116 franchised, 5 Company-operated and 1 joint venture restaurant operating in 20 states.

The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, The Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., Western Properties, Inc., a majority-owned limited partnership, Western Acquisitions, L.P., and a solely-owned limited partnership, Western Real Estate, L.P. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table illustrates the effect on net income if the fair-value-based method of SFAS No. 123R had been applied to all outstanding and unvested awards in the year ended December 31, 2005:

Net income:
As reported	$681,360
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(172,174)

Pro forma net income	$509,186

Basic net income per share:
As reported	$0.57
Pro forma	$0.43

Diluted net income per share:
As reported	$0.57
Pro forma	$0.43

   (c)                    Cash Equivalents

Cash equivalents include money market investments at December 31, 2007 and 2006, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

Land held for investment is recorded at cost and is being held for future sale or development.

(h)                     Marketable Securities

                                     Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Western Acquisitions, L.P. is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the consolidated Statement of Operations.

The Company determines cost on marketable securities sold based on the specific identification method.

(i)                        Franchise Royalty Contracts

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

(j)                         Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Intangible Assets.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  No impairments to goodwill were recognized in 2007, 2006 or 2005.

(k)                     Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

Long-lived assets, such as property and equipment, land held for investment, and franchise royalty contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(l)                        Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce net deferred tax assets to the amount that is more-likely-than-not to be realized. While the Company has considered ongoing, prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company was to determine that it would be able to realize deferred tax assets in the future in an amount in excess of the net recorded amount, the Company would make an adjustment to the valuation allowance.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The requirements of FIN 48 were adopted during the first quarter of 2007.  The impact of adoption was a reduction to retained earnings on January 1, 2007, of $118,375.

(m)                  Revenue Recognition

Revenue at Company-operated restaurants is recognized as customers pay for products at the time of sale. Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis and are typically collected within a month after a period ends.  Other revenues consist primarily of sales of seasonings and marinades to franchisees.  Revenues from these sales are recognized when the product is shipped to the franchisee.  Revenues were reported net of related sales taxes.

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

Costs incurred for communicating advertising are expensed when incurred.  Advertising costs totaled approximately $169,000, $137,000, and $116,000 for 2007, 2006, and 2005, respectively, and are included in costs and expenses in the accompanying consolidated statement of operations.

           (o)     Leases and Subleases

The Company’s policy requires the use of a consistent lease term for (i) calculating the maximum depreciation period for related buildings and leasehold improvements; (ii) classifying the lease; and (iii) computing periodic rent expense increases where the lease terms include escalations in rent over the lease term. The lease term commences on the date when the Company becomes legally obligated for the rent payments. The Company accounts for rent escalations in leases on a straight-line basis over the expected lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the expected lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements the Company makes that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the expected lease term. The Company records contingent rent expense based on estimated sales for respective units over the contingency period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (loss) (numerator)	Weighted average shares (denominator)	Earnings (loss) per share amount

Year ended December 31, 2007:
Net loss — basic	$(243,629)	1,904,885	$(0.13)
Net loss — diluted	$(243,629)	1,904,885	$(0.13)
Year ended December 31, 2006:
Net income — basic	$274,339	1,215,103	$0.23
Net income — diluted	$274,339	1,224,582	$0.23
Year ended December 31, 2005:
Net income — basic	$681,360	1,188,857	$0.57
Net income — diluted	$681,360	1,190,428	$0.57

Options to purchase 0 shares in 2007, 50,000 shares in 2006 and 3,000 shares in 2005 were antidilutive and were not included in the diluted EPS calculation.  For the year ended December 31, 2007, the Company excluded from the loss per share calculations all common stock equivalents because the effect on earnings per share was anti-dilutive.

(q)                      Reclassifications

Certain reclassifications have been made to the 2006 and 2005 consolidated statements of operations to place them on a basis comparable with the 2007 information.  Beginning in 2007, the Company considered all investment activities to be operating activities.  In addition, claims settlements and legal fees associated with lawsuit have been reclassified as a line item on the Consolidated Statements of Operations.

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

(s)                       Variable Interests

The Company has a voting interest in WSI ADRF, Inc. (“ADRF”), an entity formed to develop national, regional and local advertising campaigns and materials for the benefit of the Company’s franchised and company-owned restaurants.  The Company-owned restaurants and substantially all of its franchisees are members of ADRF and therefore are required to remit a monthly payment to ADRF.  These fees, along with contributions received from certain of the Company’s vendors, are used by ADRF to develop and produce advertising and related materials for the company-owned restaurants and the franchisees.  Total revenues of ADRF were approximately $426,000, $532,000 and $569,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company determined that ADRF is a variable interest entity but that neither the Company nor its Company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not consolidated with the Company.   The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The reimbursement from ADRF for these services was $177,600 for the year ended December 31, 2007 and $144,000 for the years ended December 31, 2006 and 2005.

 (t)                            Recent Accounting Pronouncements

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  This standard requires that a company disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3.  If taxes are significant and reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented.  The guidance was effective for the Company beginning January 1, 2007.  The Company presents revenues net of sales taxes in its consolidated statements of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes.  We adopted the provisions in this statement beginning in the first quarter of 2007.  Refer to Note 9 for further discussion.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”) which provides clarification on the applicability of FIN 46(R), as revised, to the accounting for investments by entities that apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies.  FSP FIN 46(R)-7 amends FIN 46(R), as revised, to make permanent the temporary deferral of the application of FIN 46(R), as revised, to entities within the scope of the guide under Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”).  FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1.  The adoption of FSP FIN 46(R)-7 is not expected to have a material impact on the Company.

SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting.  SOP 07-1, as originally issued, was to be effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged.  In February 2008, the FASB issued FSP SOP 07-1-1, Effective Date of AICPA Statement of Position 07-01, to indefinitely defer the effective date of SOP 07-01.  The Company’s majority-owned subsidiary, Western Acquisitions, L.P., is an investment company as currently defined in the AICPA Audit and Accounting Guide, Investment Companies.  The Company has retained the specialized accounting for Western

Acquisitions, L.P. pursuant to EITF 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities in the consolidated financial statements, with unrealized gains and losses resulting from the change in fair value reflected in the consolidated statement of operations.  The Company intends to monitor future developments associated with this statement in order assess the impact, if any, that may result.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (SFAS 141R), and FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combinations and noncontrolling (minority) interests in consolidated financial statements.  SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  These standards will impact us if we complete an acquisition or obtain minority interests after the effective date.  We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our consolidated financial statements on the adoption date of January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

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

The Company conducted a rights offering during the fourth quarter of 2006.  The Company’s Form S-3 Registration Statement (as amended) became effective as of November 7, 2006.  The record date for the offering was November 9, 2006 and the offering expired December 8, 2006.  The Company distributed, at no charge to stockholders, one transferable right for each share of common stock held on the record date.  For every two rights held, a stockholder was entitled to purchase one share of the Company’s common stock for $7.00.  The net cash proceeds from the sale of the common stock offered, after payment of fees and expenses, were approximately $4 million.  The Company used approximately $2.5 million of the net proceeds to pay off the balance of the line of credit of $695,000 and to pay off margin debt of $1.8 million on the investment in marketable security.

The Company conducted a rights offering during the fourth quarter of 2007.  The Company’s Form S-3 Registration Statement (as amended) became effective as of October 17, 2007.  The record date for the offering was October 10, 2007 and the offering expired November 16, 2007.  The Company distributed, at no charge to stockholders, one transferable right for each share of common stock held on the record date.  For every two rights held, a stockholder was entitled to purchase one share of the Company’s common stock for $8.50.  The net cash proceeds from the sale of the common stock offered, after payment of fees and expenses, were approximately $7.6 million.  The Company used proceeds for purchases of marketable securities and the purchase of land held for investment. The balance of the proceeds are expected to be used for general corporate purposes, working capital and to make acquisitions of, or  investments in, related or unrelated lines of business, as described in the offering prospectus.

(3)               Accounts and Notes Receivable

Activity in the allowance for doubtful accounts was as follows:

	Years Ended December 31,
	2007	2006	2005
Allowance for doubtful accounts:
Beginning of year	$652,563	$573,584	$470,399
Provision for bad debts	124,659	110,000	129,940
Recoveries	—	—	—
Accounts and notes receivable written off	(512,091)	(31,021)	(26,755)
End of year	$264,831	$652,563	$573,584
Allowance for doubtful accounts allocated to:
Accounts receivable	$198,425	$470,758	$454,458
Notes receivable	66,406	181,805	119,126
	$264,831	$652,563	$573,584

The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $66,406 and $181,805, at December 31, 2007 and 2006, respectively. The average recorded investment in impaired notes was approximately $124,000, $150,000, and $142,000 during 2007, 2006 and 2005, respectively.

The Company’s franchisees and Company-operated restaurants are not concentrated in any specific geographic region, but are concentrated in the family steak house business. A multi-unit franchisee in Mississippi with twelve Western Sizzlin restaurants represents 12.17% and 12.37% of the Company’s franchise accounts receivables at December 31, 2007 and 2006, respectively.

Other than this franchisee, no single franchisee accounts for a significant amount of the Company’s franchise revenue. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(4)                     Property and Equipment

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Furniture, fixtures, and equipment	2,479,834	2,457,027
Leasehold improvements	3,712,619	3,699,932

	6,192,453	6,156,959

Less accumulated depreciation and amortization	4,314,759	3,886,659
	$1,877,694	$2,270,300

(5)        Investment in Real Estate

  On December 13, 2007, Western Real Estate, L.P., a newly-formed Delaware limited partnership, managed by Western Properties, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company, purchased approximately 23 acres of real property located in Bexar County, Texas, from unaffiliated third parties.  Western Properties, Inc., serves as the general partner of Western Real Estate, L.P., which intends to operate as a private real estate investment fund.  Land held for investment by Western Real Estate, L.P. at December 31, 2007 of $3,745,152 is recorded at cost.

(6)          Investments in Marketable Securities

All investments and capital allocation decisions are made by Mr. Sardar Biglari, the Company’s Chairman, President and Chief Executive Officer, under limited authority delegated by the Board of Directors.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million.  The Company has a margin securities account with a brokerage firm. The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately 4.25% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by the brokerage firm, in its discretion, from time to time.  The collateral securing the margin loans would be the Company’s holdings in marketable securities.  The minimum and maximum amount of any particular margin may be established by the brokerage firm, in its discretion, regardless of the amount of collateral delivered to the brokerage firm, and the brokerage firm may change such minimum and maximum amounts from time to time. As of December 31, 2007, the Company had cash equivalents of $258,967 held by a broker.  These funds are designated by the Company for future long-term investments which will be purchased once they are identified.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation as of December 31, 2007 and 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:	$605,690	$128,846	$—	$734,534

December 31, 2006:	$4,543,768	$1,964,877	$—	$6,508,645

The Company realized net gains on sale of marketable equity securities held by Western Sizzlin Corporation of $1,923,379 in 2007.  Net realized gains are comprised of gross gains of $3,692,662 and gross losses of $1,769,483.

“The Company is seeking to acquire, in an unsolicited tender offer, up to 2,7000,000 shares of ITEX Corporation common stock for investment purposes.  If successful the company currently estimates it will issue 178,821 shares of its common stock in connection with the offer.”

In April 2007, the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that operates as a private investment fund.  Through Western Investments Inc., Mr. Biglari operates as the portfolio manager to the fund.  During the third quarter of 2007, the Company contributed cash along with its holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, L.P.  Also during 2007, cash contributions from outside investors of $2,225,000 were made to the limited partnership.

As of December 31, 2007, Western Investments, Inc. owned 87.57% of Western Acquisitions, L.P.  As such, Western Acquisitions, L.P. has been consolidated into the accompanying financial statements with the 12.43% ownership by minority limited partners presented as minority interest on the accompanying consolidated balance sheet as of December 31, 2007.   As discussed in Note 1, Western Acquisitions, L.P. is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation.  As such marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

Following is a summary of marketable equity securities held by Western Acquisitions, L.P. as of December 31, 2007, of which all are in the United States:

	Cost	Fair Value
The Steak n Shake Co.	$17,902,714	$15,046,851
Other	138,660	115,480

Total Marketable Equity Securities	$18,041,374	$15,162,331

Reported realized gains, net, and net change in unrealized losses from marketable equity securities held by Western Acquisitions, L.P. for the year ended December 31, 2007 were as follows:

Realized gains	$83,867
Realized losses	(34,994)
Net change in unrealized losses	(2,787,876)
$(2,739,003)

As of March 31, 2008, the Company’s fair value of its investment in Steak n Shake has declined approximately 28%.

(7)       Debt

At December 31, 2007, there was $2,000,000 outstanding on a $2,000,000 line of credit with a bank.  The line is payable on demand, subject to annual renewal by the bank with an automatic renewal at May 31, 2008, interest rate of prime minus 0.50% (6.75% at December 31, 2007) and collateralized by accounts receivable and the assignment of all franchise royalty contracts.

As of December 31, 2007, the Company had amounts due to a broker of $342,022.  Due to broker represents cash borrowed on margin from a custodian broker for investment.

Subsequent to year end, the line of credit borrowing was completely paid in February 2008 and is available for future borrowings and a note payable for $2,461,000 was issued, secured by land held for investment.

Long-term debt at December 31, 2007 and 2006 consists of the following:

	2007	2006
Notes payable to finance company with interest rates ranging from 9.82% to 10.07% due in equal monthly installments, including principal and interest, ranging from $6,591 to $13,487, with final payments due through April 1, 2013	$685,055	$848,125

Less current installments	118,783	163,089

Long-term debt, excluding current installments	$566,272	$685,036

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2007 and years thereafter are as follows: 2008, $118,783; 2009, $109,803; 2010, $121,385; 2011, $134,189; 2012 $148,342  and years thereafter, $52,553.  The notes payable to finance company are collateralized by accounts receivable, inventory and property and equipment of the respective notes at December 31, 2007.

The notes payable to finance company require pre-payment premiums in certain circumstances.  In addition, the notes payable to finance company contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain Company-operated restaurants that collateralize the notes payable. At December 31, 2007 the Company was in compliance with all covenants on the notes payable.

 (8)                  Leases

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

At December 31, 2007, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating leases	Sublease rentals	Net
2008	$745,839	$40,500	$705,339
2009	634,425	—	634,425
2010	623,880	—	623,880
2011	367,611	—	367,611
2012	399,171	—	399,171
Subsequent years	1,171,994	—	1,171,994

Total minimum lease payments	$3,942,920	$40,500	$3,902,420

Total rent expense (net of sublease rentals of $54,000, $377,000,  and $551,000, under operating leases for 2007, 2006 and 2005, respectively) approximated $787,000, $878,000 and $1,100,000 for 2007, 2006 and 2005, respectively. Contingent rentals approximated $0, $109,000 and $189,000 in 2007, 2006 and 2005, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

Certain of the Company’s sublease arrangements are with franchisees.  Sublease income received from franchisees amounted to $54,000 in 2007, $208,000 in 2006 and $308,000 in 2005.

 (9)                  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2007:
Federal	$64,421	$(71,955)	$(7,534)
State	(43,108)	1,564	(41,544)
	$21,313	$(70,391)	$(49,078)
Year ended December 31, 2006:
Federal	$—	$174,238	$174,238
State	—	11,570	11,570
	$—	$185,808	$185,808
Year ended December 31, 2005:
Federal	$14,607	$381,301	$395,908
State	—	149,350	149,350
	$14,607	$530,651	$545,258

Income tax expense (benefit) differs from the amount computed by applying the statutory corporate tax rate of 34% to income (loss) before income tax expense as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected income tax expense (benefit)	$(218,946)	$156,450	$417,050
State income tax, net of federal income tax benefit	35,906	11,570	51,983
Other	(607)	6,398	10,975
Effective state income tax rate adjustment	—	11,390	38,700
Expiration of state net operating loss carryforwards	—	—	26,550
Change in valuation allowance	120,000	—	—
FIN 48 adjustments	(78,289)	—	—
NOL carryforward adjustment	(26,568)
Minority interest in net loss of limited partnership	119,426	—	—
	$(49,078)	$185,808	$545,258

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$364,096	$1,059,243
Accounts receivable, principally due to allowance for doubtful accounts	96,451	237,634
Accrued expenses	394,041	142,432
AMT credit	76,285	45,123
Investment in joint venture	—	8,939
Unrealized gain (loss) on securities	871,138	—
Stock options	9,287	14,238
Less valuation allowance	(120,000)	—
Subtotal	1,691,298	1,507,609
Deferred income tax liabilities:
Investment in joint venture	(2,975)	—
Property and equipment, principally due to impairment charges	(105,869)	(81,898)
Prepaid expenses	(83,181)	(92,334)
Goodwill	(859,284)	(715,983)
Unrealized gain (loss) on securities	—	(715,608)
Subtotal	(1,051,309)	(1,605,823)
Net deferred income tax assets	$639,989	$(98,214)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of a valuation allowance of $120,000 and $0 at December 31, 2007 and 2006, respectively, related to the unrealized losses of marketable securities.

At December 31, 2007, the Company has net operating loss carryforwards for income tax purposes of $999,584 available to offset future taxable income. Loss carryforwards of $844,755 are subject to certain annual limitations of $199,154 per year.

Expiration date:
2012	$441,319
2018	403,436
2026	154,829
$999,584

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions in the amount of $118,376, including interest of $25,595, which was accounted for as an adjustment to the beginning balance of retained earnings.   As of December 31, 2007, the Company has a recorded liability of $28,456, including interest of $19,435, for such uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.   For the year ended December 31, 2007, the Company recognized approximately $5,467 of accrued interest associated with uncertain tax positions.

The following table summarizes the changes in the Company’s unrecognized tax benefits:

January 1, 2007	$118,375
Increase due to current tax positions	22,037
Settlements	(45,294)
Adjustment	(66,662)
December 31, 2007	$28,456

The Company is generally no longer subject to U.S. federal, state and local tax examinations by taxing authorities for years prior to 2004.

 (10)                       Stock Options

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. Options are no longer granted under the 1994 Plan and only 7,500 options granted to James C. Verney remain outstanding under that plan.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.  During the year ended December 31, 2006, under the provisions of the plans, the contract terms of stock options for resigning directors were reduced and have been reflected in the computations of the weighted average contractual term of the outstanding options.  Since this modification did not increase the value of the awards, the modification had no impact on compensation expense.  On February 10, 2007, the Company received a letter from Sardar Biglari, Chairman, stating his desire not to receive future stock option grants under the 2004 Non-Employee Directors’ Stock Option Plan and to cancel all stock options previously granted to him.  The Company has complied with the request.  There was no material financial statement impact in canceling previously granted stock options.

Options granted under the 2005 and 2004 Plans vest at the date of the grant.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience on the respective dates of grant. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatilities are based on the historical volatility of the Company’s stock for a period equal to the expected term of the options.  The expected term of the options represents the period of time that options granted are outstanding and is estimated using historical exercise and termination experience.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows.  SFAS No. 123R requires that such benefits be recognized as a financing cash flow.  The benefit of tax deductions in excess of recognized stock compensation expense for the year ended December 31, 2007 were immaterial.

The fair values of options granted during the years December 31, 2007, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

	Years Ended December 31,
	2007	2006	2005
Expected term (years)	5	5	9.1
Risk-free interest rate	4.50%	5.08%	4.45%
Volatility	78.83%	84.03%	51.81%
Dividend yield	—	—	—

There were 1,000 stock options granted during the year ended December 31, 2007, all at an estimated fair value of $5.92.  There were 6,000 stock options granted during the year ended December 31, 2006. The estimated fair value at the date of grant was $5.10 per option for the 1,000 stock options granted during the first quarter of 2006 and $6.80 per option for the 5,000 stock options granted during the second quarter of 2006. There were no stock options granted during the third or fourth quarters of 2006. The estimated weighted average fair value of the stock options granted during the year ended December 31, 2006 was $6.50 per option.  There were 49,500 stock options granted during year ended December 31, 2005, at a per option weighted average fair value of $5.60.  Stock option activity during the years ended December 31, 2007, 2006 and 2005 was as follows:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2004	17,500	8.50	—	—
Granted	49,500	9.20	—	—
Forfeited or expired	—	—	—	—
Balance, December 31, 2005	67,000	9.00	—	—
Granted	6,000	9.80	—	—
Exercised	(3,000)	9.20	—	—
Expired	(12,000)	9.08	—	—
Balance, December 31, 2006	58,000	$9.00	—	—
Granted	1,000	9.15	—	—
Exercised	(10,000)	8.36	—	—
Expired	(13,000)	8.75	—	—
Balance, December 31, 2007	36,000	7.10	5.85	$374,264

All options outstanding at December 31, 2007 are fully vested and exercisable.  The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $5,920, $39,100 and $277,700, respectively.  At December 31, 2007, there were 40,000 shares available for future grants under the plans, however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.  The Company recorded $5,920, $39,100 and $277,700 of compensation expense for stock options for the years ended December 31, 2007, 2006 and 2005, respectively.

 (11)           Employee Benefit Plan

The Company maintained a 401(k) investment plan (the Plan) for the benefit of its employees through December 31, 2006. Employees were eligible to participate in the 401(k) plan after a 12-month period of service. Under the Plan, employees elected to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provided for discretionary contributions by the Company. For the years ended December 31, 2007, 2006 and 2004, the Company did not provide for any discretionary contribution.  Effective January 1, 2007, the Company terminated the Plan.

 (12)           Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties:

	2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$727,378	$737,378	$2,344,644	$2,344,644
Trade-accounts receivable	994,085	994,085	866,565	866,565
Notes receivable	844,732	828,311	1,066,465	997,540
Other receivables	132,283	132,283	488,090	488,090
Investments in marketable securities	15,896,865	15,896,865	6,508,645	6,508,645

Financial liabilities:
Note payable - line of credit	2,000,000	2,000,000	—	——
Due to broker	342,022	342,022	—	——
Long-term debt	685,055	747,354	848,125	965,041
Accounts payable	733,983	733,983	555,110	555,110
Accrued expenses and other	1,283,237	1,283,237	554,443	554,443
Other liabilities	89,039	89,039	69,370	69,370

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•                               Cash and cash equivalents, trade accounts receivable, other receivables, notes payable-line of credit, due to broker, accounts payable, accrued expenses and other liabilities: The carrying amounts approximate fair value because of the short maturity of those instruments.

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

 (13)           Impairment and Other Charges

In 2006 and 2005, we recorded impairment of $46,284 and $319,830, respectively, related to leasehold improvements for which no future cash flows are anticipated associated with subleased properties.  In 2007 there were no such expenses.

The impairment charges relate to the “Franchising” operating segment as discussed in Note 14.

In 2005, the Company recorded closed restaurants expense of $350,279, which included charges of $128,471 associated with the buyout of a lease and impairments of $221,808 related to leasehold improvements that will have no further use.

(14)          Reportable Segments

The Company has organized segment reporting with additional information to reflect how the Company views its business activities.  The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  This segment also includes net costs incurred from subleases of previously operated locations, which is presented separately. The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Investment Activity segment consists of investment activities and certain directly related expenses associated with legal matters. The Company does not allocate certain expenses to any business segment.  These costs include expenses of the following functions: legal, accounting, stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These unallocated expenses are designated as unallocated corporate expenses. Certain other expenses (such as sublease property expense, impairment and other charges, gains on settlement of insurance claims, and claims settlement and legal fees associated with a lawsuit) are also not allocated to any reportable segment.

The following table summarizes reportable segment information:

	Years Ended December 31,
	2007	2006	2005
Revenues from reportable segments:
Restaurants	$12,908,577	$12,985,109	$14,688,360
Franchising	4,349,036	4,418,831	4,683,693
Total revenues	$17,257,613	$17,403,940	$19,372,053
Depreciation and amortization:
Restaurants	$401,199	$385,332	$343,998
Franchising	630,755	630,295	630,295
Corporate	31,063	41,865	98,041
Total depreciation and amortization	$1,063,017	$1,057,492	$1,072,334
Interest expense:
Restaurants	$76,732	$136,097	$278,548
Corporate	29,531	23,421	1,064
Total interest expense	$106,263	$159,518	$279,612

	Years Ended December 31,
	2007	2006	2005
Interest income:
Corporate	$106,741	$69,269	$69,950
Total interest income	$106,741	$69,269	$69,950
Income (loss) from restaurant and franchise operations:
Restaurants and equity in joint venture	$991,268	$685,777	$1,205,234
Franchising	2,667,653	2,554,280	2,617,694
Subleased restaurant expenses, impairment and other unallocated expenses	(842,951)	(399,831)	312,191
Corporate	(2,308,197)	(2,268,016)	(2,730,618)

Total income from restaurant and franchise operations:	$507,773	$572,210	$1,404,501

Income (loss) from investment activities
Net realized gain on sales of marketable securities	$1,624,618	$—	$—
Net unrealized losses on marketable securities held by limited partnership	(2,787,876)	—	—

Total income (loss) from investment activities	$(1,163,258)	$—	$—

Total assets:	2007	2006
Restaurants	$6,032,635	$6,615,074
Franchising	2,803,432	5,605,981
Corporate	1,901,467	1,090,254
Investment activities	19,771,538	6,508,645

Total assets	$30,509,072	$19,819,954

Total goodwill:
Restaurants	$3,540,000	$3,540,000
Franchising	770,000	770,000

Total goodwill	$4,310,000	$4,310,000

 (15)   Amortizing Intangible Assets

	As of December 31, 2007			As of December 31, 2006
	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,432	15.0	$8,824,136	$9,454,432	15.0	$8,193,840

Amortization expense for amortizing intangible assets for the years ended December 31, 2007, 2006 and 2005 was $630,296 in each year. Estimated amortization expense for 2008 is $630,296, at which time Franchise Royalty Contracts will be fully amortized.

 (16)  Commitments and Contingencies

Commitments

Western Investments, Inc. is the general partner of Western Acquisitions, L.P.  Limited partnership interests in Western Acquisitions, L.P. are either Class A or Class B.  The classes are identical except that Class A interests must be held for two years, whereas Class B interests are held for five years.  Additionally, Western Investments, Inc., will, at the end of the five year period, reimburse the holders of Class B interests for the first 30% of any cumulative net losses they may suffer.  As of December 31, 2007, Western Acquisitions, L.P., did not have any limited partners holding Class B interests.  As of December 31, 2007, minority limited partners holding Class A interests held 12.43% ownership.

The Company has filed a registration statement on Form S-4, Amendment No. 2 on March 13, 2008 with the SEC, The Company is offering to acquire up to 2,700,000 shares of common stock of ITEX Corporation at an exchange ratio of one share of ITEX common stock for .06623 shares of Western Sizzlin Corporation common stock.  As of March 13, 2008, the Company owned 700,714 shares of ITEX common stock, representing approximately 3.9% of the outstanding shares.  If the Company acquires the maximum 2,700,000 shares in the offer, it would own 3,400,714 shares of ITEX common stock, representing approximately 19.0% of the outstanding shares.

The Company has a severance provision contained within the Employment Agreement with its Chief Financial Officer. The agreement provides certain termination benefits in the event that employment with the Company is terminated without cause and upon a change of control. Under the terms of the agreement, in the event of termination without cause the executive will receive termination benefits equal to six months of the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits through the termination date of the agreement. Under a change of control, the executive will receive termination benefits equal to one year of the executive’s base salary in effect on the change of control date and the continuation of health and welfare benefits through the termination date of the agreement.

The Company has a severance provision contained within the Employment Agreement with the President of one of its subsidiaries, Western Sizzlin Franchise Corporation. The agreement provides for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. Under the term of the agreement, in the event of termination without cause, the executive will receive termination benefits equal to one year of the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits through the termination date of the agreement.

Contingencies

The Company accrues for an obligation for contingencies, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single lease agreement and previously occupied by the Company.  Most recently, each of these premises has been subleased to various operators.  The lease agreement expired pursuant to its terms on June 30, 2006.  The plaintiffs claimed in their lawsuit unspecified damages allegedly owing for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  On February 12, 2008, this case came before the Court for trial. On February 20, 2008, a 12 member jury returned a plaintiffs’ verdict in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment in the case captioned Parks Land Company, et al. v. Western Sizzlin Corporation, et al. against the Company in the amount of $689,666 plus plaintiff’s legal costs.  As of December 31, 2007, the Company has accrued a loss contingency reserve of $900,000 as a result of the verdict.  Of this amount, $275,000 had been accrued in 2006.  The Company disagrees with the result of the trial and has filed post-trial motions, seeking new trial or judgment notwithstanding the verdict.  In the event the Court denies the post-judgment relief, the Company will consider an appeal.  There can be no assurance that ultimate settlement of this case will not be more than $900,000.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

 (17)           Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation, with the partner guaranteeing the other 50%.  The Company estimates the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2007 and 2006.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income (loss) for the joint venture of $157,516, ($160,902) and ($21,618) for the years ended December 31, 2007, 2006 and 2005, respectively, is included in equity in earnings of unconsolidated joint venture.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at December 31, 2007 and 2006:

	Year Ended December 31, 2007 (unaudited)	Year Ended December 31, 2006 (unaudited)
Statement of Operations Data:
Total revenues	$4,960,695	$272,511
Cost of food	2,110,602	131,891
Payroll expense	1,502,077	218,374
Marketing and smallware expense	204,374	90,005
General and administrative	404,106	86,001
Depreciation and amortization	200,869	17,954
Interest	223,574	73,897
Net Income (loss)	315,031	(321,805)
Balance Sheet Data:
Cash	$332,740	$319,410
Current receivables	7,557	114,813
Prepaid expenses	3,171	6,274
Inventory	16,384	17,811
Land, leasehold improvements, and construction in progress, net	3,750,051	3,936,400
Loan costs, net	11,946	13,471
Total assets	4,122,050	4,408,378
Loan payable	3,138,580	3,300,000
Accounts payable and accrued expenses	433,479	873,418
Members’ equity	549,991	234,960

(18)  Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly results of operations:

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2007:
Total revenues	$4,129,690	$4,690,571	$4,522,015	$3,915,337
Income (loss) before income tax expense and minority interest	251,731	378,009	3,894,617	(5,168,316)
Net income (loss)	149,957	232,163	2,472,115	(3,097,864)
Net income (loss) per common share — basic	.08	.13	1.38	(1.38)
Net income (loss) per common share — diluted	.08	.13	1.37	(1.38)

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2006:
Total revenues	$4,145,650	$4,716,725	$4,485,900	$4,055,665
Income before income tax expense and minority interest	13,137	234,236	149,251	63,793
Net income	6,298	143,106	84,651	40,284
Net income per common share — basic	—	0.12	0.07	0.03
Net income per common share —diluted	—	0.12	0.07	0.03

Total revenues and net income are typically higher in the second and third quarters as opposed to the first and fourth quarters in the Company’s industry segment.

Realized gains on sales of marketable securities, net, of $1,972,252 were recorded in the third quarter of 2007.

During the fourth quarter of 2007, the Company recorded $2,430,000 of unrealized losses, net of minority interest, on marketable securities held by the limited partnership.  In addition, the accrual for the legal loss contingency of $600,000 (See Note 16) and additional legal expenses associated with investment activities were other major reasons for the net loss in the fourth quarter of 2007.

(19).   Subsequent Event

Subsequent to December 31, 2007, the Company signed a term sheet to purchase a controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC.  Under the proposed transaction, the Company will purchase a 50.5% limited partnership interest in Mustang Capital Advisors and a 51% membership interest in Mustang Capital Management, which owns a 1% interest in Mustang Capital Advisors as its general partner.  The total purchase price for these interests will be $1,173,000, consisting of $300,000 in cash and $873,000 in shares of our common stock.