Form 10-K/A
period 2007-12-31
WESTERN SIZZLIN CORP
filed 2008-04-30
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment is filed solely to add the information required in Part III of Form 10-K.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of the six members of the Company’s Board of Directors and their business experience over the past five years are set forth below:

Name of Nominee	Age	Position	Since
Sardar Biglari	30	Chairman of the Board and Director	2005
Philip L. Cooley	64	Vice Chairman of the Board and Director	2005
Titus W. Greene	71	Director	2002
Jonathan Dash	29	Director	2006
Kenneth R. Cooper	63	Director	2007
Martin S. Fridson	55	Director	2007

Sardar Biglari has been a director since December 1, 2005.  Effective May 16, 2007, Mr. Biglari was appointed President and Chief Executive Officer of the Company. Mr. Biglari is the Chairman and Chief Executive Officer of Biglari Capital Corp., the general partner to The Lion Fund, L.P., a private investment fund.  Mr. Biglari is also a member of the Board of Directors of the Steak n Shake Company.

Philip L. Cooley Ph.D. has been a director since December 1, 2005.  Dr. Cooley is the Prassel Distinguished Professor of Business at Trinity University in San Antonio, Texas.  He serves on the boards of the following organizations: The Lion Fund, L.P., the Steak n Shake Company, Financial Services Research Program of George Washington University, Consumer Credit Counseling Service of Greater San Antonio, Financial Management Association International, and Eastern Finance Association.

Titus W. Greene has been a director since September 27, 2002, and previously served as Chairman of the Board and a director from 1993 to 1996.  Mr. Greene was a Western Sizzlin franchisee from 1973 to 1996.

Jonathan Dash has been a director since March 30, 2006.  Mr. Dash is the President of Dash Acquisitions, LLC, whose principal business is investment management.

Kenneth R. Cooper has been a director since February 28, 2007.  Mr. Cooper is engaged in the private practice of law in San Antonio, Texas, specializing in real estate transactions.

Martin S. Fridson has been a director since November 28, 2007.  Mr. Fridson has been the Chief Executive Officer of FridsonVision LLC, an independent investment research firm, since 2003.  From 1989 to 2002, Mr. Fridson was Chief High Yield Strategist at Merrill Lynch & Co.

The following is a list of the names and ages of the current officers of the Company, their business history for the last five years and their term of office with the Company:

NAME	AGE	POSITION AND PRINCIPAL OCCUPATION SINCE 2002	OFFICER SINCE
Sardar Biglari	30	President and Chief Executive Officer of the Company since May 16, 2007; Chairman of the Board of Directors since March 2006, member of the Board of Directors since December 2005. Chairman and Chief Executive Officer of Biglari Capital Corp.(1)	2007

Robyn B. Mabe	46	Vice President and Chief Financial Officer; Secretary/Treasurer. WesterN SizzliN’s Director of Accounting and Corporate Controller from January 1, 1994 through December 31, 2003; Secretary/Treasurer since January 1, 1999; WesterN SizzliN’s Vice President and Chief Financial Officer since February 1, 2001.	1999
James C. Verney	55	President and Chief Executive Officer of wholly-owned subsidiaries, Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., since May 16, 2007. President and Chief Executive Officer of the Company from July 1, 2003 until May 16, 2007. Prior to employment with the Company, Mr. Verney was President and Chief Executive Officer with Claremont Restaurant Group in Mooresville, NC from 1999 to 2002.(1)	2003

(1)             Effective May 16, 2007, the Board of Directors appointed Mr. Biglari to the position of President and Chief Executive Officer. Mr. Verney was appointed President and Chief Executive Officer of the Company’s wholly-owned subsidiaries, Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc. In his new positions Mr. Verney will continue to lead the Company’s restaurant franchise operations and Company-owned stores.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2007, timely filings were made.

The Company has adopted a Code of Ethics applicable to directors, officers and employees.  A copy of the Code of Ethics will be provided, without charge, a copy upon written request made to the Chief Financial Officer.

The Audit and Finance Committee of the Board of Directors is comprised of Dr. Cooley (Chair), Mr. Greene, Mr. Cooper, and Mr. Fridson.  The Board has determined that Dr. Cooley is an “audit committee financial expert” as defined by Item 401 of SEC Regulation S-K.  The Board has determined that Dr. Cooley, Mr. Greene, Mr. Cooper, and Mr. Fridson meet the special independence requirements applicable to audit committee members under the rules applicable to companies listed on the Nasdaq National Market.  The Audit and Finance Committee has adopted a written charter, a copy of which was appended to the 2006 Proxy Statement.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy.  The Company’s executive compensation program is designed to attract and retain executives who are vital to the firm’s long-term success.  Decisions with respect to executive compensation are made by the Compensation Committee of the Board of Directors on an individual basis, based upon a number of factors, including the provisions of any existing employment contract with an executive, evaluation of the executive’s performance, the level of responsibility associated with the executive’s position, recruitment requirements and the performance of the Company.  Compensation of the executives of the Company has historically been structured to motivate, reward and retain the executives consistent with the needs of the Company from time to time.  Mr. Biglari, appointed as President and Chief Executive Officer in May 2007, is excluded from this program due to his election not to receive any compensation for serving in these capacities.

In 2007, the Compensation Committee established a policy that disregards both the market value of the Company and the profitability of the parent Company in determining the compensation for these executives.  The principal components of the Company’s executive compensation program for 2007 and forward are salary and bonus.  The Company has frozen all stock option plans and will not issue new grants of stock options to executives as of the beginning of the second quarter of 2007.  Only 1,000 options were issued in 2007, prior to the freeze on new grants.  The Compensation Committee believes that each executive’s overall remuneration should reflect his or her performance over time, and a mix of salary and bonus is used to achieve that goal.  Compensation will not be related to activities that are not under the executives’ domain.

Base Salary.  Factors considered by the Compensation Committee in setting executive salaries are typically subjective, such as the Committee’s perception of functional responsibility and performance.  In the case of the Chief Executive Officer (prior to Mr. Biglari’s appointment), the Committee also considered its expectations as to his future contributions in directing the long-term success of the Company and its business.  Base salaries have historically been reviewed annually and may be changed based upon the individual performance, subject to any contractual arrangement with the executive.  This philosophy is also applied to key executives of the Company’s subsidiaries, such as Mr. Verney.

Mr. Verney’s salary in 2007 and 2006 was $260,000 annually.  The Compensation Committee also sets the base salary of the Chief Financial Officer.  Mrs. Mabe’s salary in 2007 and 2006 was $125,000 and $121,000, respectively.   Her 2007 salary was increased to $125,000 to reflect her increased responsibility under the new corporate structure.  In 2008, Mr. Verney’s salary will be $210,000.  Mrs. Mabe’s 2008 salary has not yet been finally approved by the Compensation Committee.

Cash Bonus.  The Company utilizes two types of bonuses — a performance based bonus and a discretionary bonus.  The performance based bonus programs are established annually by the Compensation Committee and approved by the Board, with bonus payments tied to performance milestones applicable to each executive.  Both Mr. Verney and Mrs. Mabe were participants in the 2006 Senior Management Bonus Program.  The performance targets set forth in that program were not met in 2006, thus no performance-based bonus was paid.  Mrs. Mabe was paid a discretionary bonus in 2006 of $10,000, on the basis of her expeditiously facilitating a number of initiatives directed by the Board.  In 2007 the Company used a combination of a performance-based bonus structure with certain targets set in regard to return on investment, cash flow, and system-wide sales increases, as well as a discretionary component. The maximum payment possible to each of Mr. Verney and Mrs. Mabe under the performance bonus portion was $130,000 and $50,000, respectively.  However, the targets were not met and no performance bonuses were paid.  Discretionary bonuses are tied to the Compensation Committee’s judgment of the executive’s performance in the following areas and other areas deemed appropriate in the Board’s discretion:

•              Retention of current franchises.

•              Addition of new franchises.

•              Restaurant openings by franchises.

•              Profit performance of the five Company-owned stores.

•              Management of the Company’s accounts receivable and notes receivable.

Overarching these four areas is the Board’s interest in increasing free cash flow.  In 2007 no discretionary bonus was paid to Mr. Verney.  The Compensation Committee has not determined a 2007 discretionary bonus for Mrs. Mabe.

In 2008, the Company intends to utilize a bonus structure similar to that applied in 2007, with updated targets set in regard to return on investment, cash flow, and system-wide sales increases.  The maximum payments possible to each of Mrs. Mabe and Mr. Verney in 2008 under the performance bonus portion are expected to be $50,000 and $130,000 respectively.

Employment Agreements.    Mr. Biglari, who was appointed President and Chief Executive Officer effective May 16, 2007, does not have an employment agreement. Mr. Verney is employed pursuant to the terms of a written Employment Agreement dated July 1, 2003, as subsequently amended by a written Binding Memorandum of Understanding dated January 4, 2005 and an Amendment dated May 16, 2007. The initial term of the agreement was 18 months, and it renews for successive one-year terms absent written notice of non-renewal from either party.  The agreement (as amended) provides Mr. Verney compensation in the form of a base salary, cash bonus and stock options.  The salary amount is adjusted annually by the Compensation Committee, as described above. Mr. Verney is eligible to receive performance bonuses pursuant to a plan established annually by the Compensation Committee.  All stock options required to be granted by the Company to Mr. Verney under this agreement have been issued since 2005.  As noted above, no future discretionary option grants are anticipated. Mr. Verney’s agreement provides other benefits of the type available to other Company employees such as health insurance and retirement plan participation.  The agreement provides for a severance payment of one year’s base salary at the rate then in effect plus reimbursement for premiums for health benefits in the event of termination without cause.  Assuming a termination date of December 31, 2007, as required by SEC rules, the approximate value of the severance benefits would have been approximately $266,000. The May 16, 2007 Amendment to Mr. Verney’s Employment Agreement reflected his appointment to the position of President and Chief Executive Officer of the Company’s wholly-owned subsidiaries, Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc.  Given the 2008 salary figure, Mr. Verney would receive severance benefits of $216,000 assuming a termination date of March 31, 2008.

The Company has a severance provision contained within the Employment Agreement with its Chief Financial Officer. The agreement provides certain termination benefits in the event that employment with the Company is terminated without cause and upon a change of control. Under the terms of the agreement, in the event of termination without cause the executive will receive termination benefits equal to six months of the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits through the termination date of the agreement. Under a change of control, the executive will receive termination benefits equal to one year of the executive’s base salary in effect on the change of control date and the continuation of health and welfare benefits through the termination date of the agreement.  Assuming a termination date of December 31, 2007, as required by SEC rules, the approximate value of the severance benefits would have been approximately $131,000.  Given that

Mrs. Mabe’s 2008 salary has not yet been finalized, severance benefits cannot be determined at this time.

The Company’s obligations under the above-described agreements are conditioned upon compliance with the terms of the agreement, which include as applicable provisions concerning non-disclosure of confidential information, non-solicitation of employees, and covenants not to compete with the Company.

Compensation Committee Report on Executive Compensation for the Fiscal Year Ended December 31, 2007

The Compensation Committee is responsible for reviewing and recommending to the Board annually the compensation of all executive officers of the Company and its subsidiaries.  In the past, this charge has included reviewing and recommending to the Board the compensation to be paid to the Chief Executive Officer, however, this function is not presently operative since Mr. Biglari is not compensated for his services in his capacity as President and Chief Executive.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K with management.  Based upon this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Sardar Biglari (Chair)

Philip L. Cooley

Kenneth R. Cooper

Compensation Committee Interlocks and Insider Participation

Sardar Biglari, the Chairman of the Board of Directors is a member of the Compensation Committee.  He is also the Company’s President and Chief Executive Officer, a position for which he receives no compensation.

Summary Compensation Table

The following table sets forth compensation paid to certain executive officers during the last three fiscal years:

Name and Principle Position	Year	Salary ($)	Bonus ($) (1)	Option Awards (4)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3) (4)	Total ($)
Sardar Biglari	2007	0	0	0	0	13,500	13,500
	2006	0	0	0	0	13,000	13,000
	2005	0	0	0	0	0	0

James C. Verney	2007	260,000	0	0	0	0	260,000
	2006	260,000	0	0	0	12,000	272,000
	2005	250,000	25,000	106,091	0	12,000	393,091

Robyn B. Mabe	2007	125,000	TBD	0	0	0	125,000
	2006	121,000	10,000	0	0	0	131,000
	2005	116,000	0	17,872	16,240	0	150,112

(1)         Represents discretionary bonuses paid to the named executive.

(2)         Represents performance-based bonus paid to the named executive.

(3)         Other annual compensation for Mr. Verney included annual car allowance of $12,000 for 2006 and 2005. These payments were eliminated for 2007.

(4)         Other annual compensation for Mr. Biglari included Board of Director fees.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Sardar Biglari	0	0	N/A	N/A

James C. Verney	22,500	0	7,500@ 6.92	12/31/2014
			5,000 @ 6.92	12/31/2015
			10,000 @ 7.15	12/31/2015

Robyn B. Mabe	2,500	0	7.15	8/24/2010

Compensation of Directors

In 2007, directors were paid a $1,000 quarterly retainer for the first quarter and $1,500 for the remaining three quarters.  In addition, each committee chair received an additional $250 per quarter. Each director is paid an additional $1,500 and reimbursement for out-of-pocket expenses incurred for attending each Board meeting in person.  The directors receive $500 for each telephonic Board meeting and committee meeting when not part of a full Board meeting.  In the past, the directors have received stock options under the Company’s two stock option plans.  In February, 2007, Mr. Biglari informed the Board that he did not wish to receive future grants of stock options and that he relinquished all stock options previously granted to him.  In April 2007, the Board determined to suspend indefinitely the granting of future stock options to directors.  At that time the Board also revised its fee structure to increase by $500 each the quarterly retainer, and to pay $500 extra per quarter to the Chair of the Audit and Finance Committee.  The following table summarizes compensation paid to the Company’s directors in fiscal 2007:

Director Compensation

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Sardar Biglari	13,500	0	0	13,500
Philip L. Cooley	13,500	0	0	13,500
Jonathan Dash	11,000	0	0	11,000
Titus W. Greene	11,500	0	0	11,500
Kenneth R. Cooper (1)	7,500	5,920	0	13,420
Martin S. Fridson (2)	0	0	0	0

(1)        Elected to Board of Directors on February 28, 2007. Grant date fair values as follows:  March 1, 2007, 1,000 shares at $9.15.

(2)  Elected to Board of Directors on November 28, 2007, which was after the Board of Directors suspended option grants.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, the beneficial ownership of the Company’s Common Stock (a) by each current executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”), (b) by each current director, (c) by all directors and executive officers as a group, and (d) by all persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock.  Unless otherwise indicated, the address for these individuals is 416 S. Jefferson St, Suite 600, Roanoke, Virginia 24011.

NAME AND ADDRESS OF PERSON	NO. OF SHARES		PERCENT OF CLASS

James C. Verney President and Chief Executive Officer of wholly-owned subsidiaries, Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc	28,606	(1)	1.1%

Robyn B. Mabe Vice President, Chief Financial Officer,Secretary/Treasurer	4,000	(2)	(3)

Sardar Biglari President and Chief Executive Officer, Chairman of the Board 9311 San Pedro Avenue, Suite 1440 San Antonio, TX 78216	934,215	(4)	34.6%

Titus W. Greene Director 2109 Windermere Lane Shelby, NC 28150	30,550		1.1%

Jonathan Dash Director 183 Rodeo Drive Beverly Hills, CA 90212	701,462	(5)	26.0%

Philip L. Cooley Director Trinity University One Trinity Place San Antonio, TX 78212-7200	14,211	(6)	(3)

Kenneth R. Cooper Director 14607 San Pedro, Suite 130 San Antonio, TX 78232	1,522		(3)

Martin S. Fridson Director 54 West 21st Street. Suite 1007 New York, NY 10010	—		—

Mustang Capital Advisors, LP 1506 McDuffie Street Houston, TX 77019	198,585	(7)	7.4%

Ibis Management, LLC 600 Madison Avenue, 16th Floor New York, NY 10022	138,474	(8)	5.1%

All directors and officers as a group beneficially own shares or 1,714,566 shares or 63.0% of the outstanding Common Stock as of March 31, 2008.  This number includes currently exercisable stock options.

(1)         This number of beneficially owned shares includes 22,500 shares purchasable pursuant to currently exercisable stock options.

(2)         This number of beneficially owned shares includes 2,500 shares purchasable pursuant to currently exercisable stock options.

(3)         Represents less than 1% of the outstanding Common Stock of the Company.

(4)         This number of beneficially owned shares is owned by The Lion Fund, L.P. in which Sardar Biglari has sole voting and dispositive power through his control of the general partner, Biglari Capital Corp.  In February, 2007, Mr. Biglari informed the Board that he did not wish to receive future grants of stock options and that he relinquished all stock options previously granted to him.

(5)         This number of beneficially owned shares includes 2,000 shares purchasable pursuant to currently exercisable stock options. The number of beneficially owned shares also includes 699,462 shares owned by clients of Mr. Dash’s investment advisory business, Dash Acquisitions, LLC, and over which Mr. Dash exercises sole voting and dispositive power.

(6)         This number of beneficially owned shares includes 2,000 shares purchasable pursuant to currently exercisable stock options.

(7)         Based on a Schedule 13G filed with the SEC on February 14, 2008.  Each of Mustang Capital Advisors, LP, Mustang Capital Management, LLC and John K. H. Linnartz has shared voting and dispositive power with respect to such shares.

(8)         Based on a Schedule 13G/A filed with the SEC on February 13, 2008.  Each of Ibis Management, LLC and Joseph J. D’Ambrosio has shared voting and dispositive power with respect to such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information on securities authorized for issuance under our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	32,000	7.06	25,500
Equity compensation plans not approved by security holders	4,000	7.46	36,000
Total	36,000		61,500

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. Both the 2005 and 1994 Plans were adopted with the approval of our stockholders. Under the 2004 Plan, our Non-Employee Directors were granted options to purchase 1,000 shares of common stock, priced at fair market value on the date of the option grant. Options were granted automatically each year on the date of the Annual Meeting of Stockholders, or in the case of the new Directors, on the first business day following their election to the Board. All options were exercisable immediately upon grant. On April 25, 2007, the Board of Directors elected to indefinitely suspend future grants under all plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

In accordance with applicable SEC rules, the Board of Directors has determined that all directors, other than Sardar Biglari, are “independent” as measured by the Corporate Governance Rules applicable to companies listed on the Nasdaq Capital Market. Mr. Biglari is also not “independent” as measured by the Nasdaq’s special rules applicable to members of the Compensation Committee.

Item 14.   Principal Accountant Fees and Services

Dixon-Hughes, PLLC served as the independent public accountants for the Company for the fiscal year ended December 31, 2007. Grant Thornton LLP served as the independent public accountants for the Company for the fiscal years ended December 31, 2004, 2005 and 2006.  On March 23, 2007, the Company

informed Grant Thornton, LLP, that it was being dismissed following the Company’s review of responses to a request for proposals for audit and related services submitted by several firms. Upon the recommendation of the Audit & Finance Committee of the Board of Directors, the Company selected Dixon Hughes, PLLC to serve as its independent accountant to audit the Company’s financial statements commencing in 2007.  Prior to this engagement, the Company had not previously had consulted with Dixon Hughes, PLLC on any matters.

Dixon-Hughes, PLLC’s report on the financial statements for the fiscal years ended December 31, 2007 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  Additionally, during the fiscal years ended December 31, 2007 there were no disagreements with Dixon-Hughes, PLLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Dixon-Hughes, PLLC’s, satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years.

Grant Thornton, LLP’s, report on the financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  Additionally, during the fiscal years ended December 31, 2006 and 2005 there were no disagreements with Grant Thornton, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Grant Thornton, LLP’s, satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years.

During the fiscal years ended December 31, 2007 and 2006  there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses previously reported by the Company in Item 9A of its Annual Reports on Form 10-K for the years ended December 31, 2007, 2006 and 2005.

Summary of Accountants’ Fees

Audit Fees. Dixon-Hughes, PLLC’s aggregate fees billed for the 2007 annual audits of the Company’s consolidated financial statements and quarterly reviews of the consolidated financial statements were $85,000, though it has indicated additional fees may be billed for services that were beyond the anticipated scope of the engagement.  Dixon-Hughes also billed the Company during 2007 for additional audit procedures related to:  consents required for the Company’s Registration Statement on Form S-3 of $3,650 and the Company’s Uniform Franchise Offering Circular of $1,850.  Grant Thornton LLP billed the Company during 2007 for consents required for the Company’s Registration Statement on Form S-3 of $12,200; the Company’s Uniform Franchise Offering of $9,825; preparation of successor auditor work papers of $1,585; additional procedures related to FIN 48 of $7,865; and additional FAS 109 procedures of $4,000. Grant Thornton LLP’s aggregate fees billed for the 2006 annual audits of the Company’s consolidated financial statements and quarterly reviews of the consolidated financial statements were $111,000 and $107,750 in 2006 and 2005, respectively. Grant Thornton LLP also billed the Company during 2006 for additional audit procedures related to: implementation of FIN 48 of $21,931; consents required for the Company’s Registration Statement on Form S-3 of $11,709; and the Company’s Uniform Franchise Offering Circular of $4,500.

Audit-Related Fees. Dixon-Hughes, PLLC did not provide the Company with audit-related services in either 2007 or 2006.

Tax Fees.  Dixon Hughes, PLLC did not provide the Company with tax services in either 2007 or 2006.

All Other Fees.  Grant Thornton LLP did not provide other services to the Company in either 2006 or 2005.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(b)         Exhibits required by Item 601 of Regulation S-K:  See Exhibit Index on pages       and     .

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIZZLIN CORPORATION

Dated: April 30, 2008	By: /s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

Dated: April 30, 2008	By: /s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sardar Biglari	Chairman of the Board	April 30, 2008
Sardar Biglari

/s/ Philip L. Cooley	Vice Chairman	April 30, 2008
Philip L. Cooley

/s/ Titus W. Greene	Director	April 30, 2008
Titus W. Greene

/s/ Jonathan Dash	Director	April 30, 2008
Jonathan Dash

/s/ Kenneth R. Cooper	Director	April 30, 2008
Kenneth R. Cooper

/s/ Martin S. Fridson	Director	April 30, 2008
Martin S. Fridson

Exhibit Index

2.0

Plan of Amendment and Merger dated April 30, 1999, between Austins Steaks and Saloon, Inc. and The Western Sizzlin Corporation. (incorporated by reference to the specific exhibit to the From S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333- 78375)

3.1.1	Restated Certificate of Incorporation dated January 24, 1996. (incorporated by reference to the Form 10-Q for the quarter ended September 30, 2002)

3.1.2	Certificate of Amendment to Certificate of Incorporation dated October 23, 2003 (incorporated by reference to the Form 8-K filed October 6, 2003)

3.1.3	Amendment to Certificate of Incorporation dated June 30, 1999 (incorporated by reference to the Form 10-K for the year ended December 31, 2004)

3.2	Restated Bylaws of the Corporation (previously filed)

3.2.1	Amendment No. 1 to Restated Bylaws (previously filed)

3.2.2	Amendment No. 2 to Restated Bylaws (previously filed)

3.2.3	Amendment No. 3 to Restated Bylaws (previously filed)

4.0	Captec Promissory Notes and related loan documents (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1	November 2001 Severance Agreement (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1.1	Employment Agreement of Robyn B. Mabe (incorporated by reference to the Form 10-Q for period ended September 30, 2007)

+10.1.2	Employment Agreement of James C. Verney (incorporated by reference to the Form 10-Q for period ended September 30, 2004)

+10.1.3	Memorandum of Understanding with James C. Verney (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

+10.2	2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to the Form 10-Q for period ended June 30, 2004)

+10.3	2005 Stock Option Plan (incorporated by reference to the Schedule 14A Definitive Proxy Statement filed April 29, 2005)

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

+10.11.2	Amendment No. 3 to the 1994 Incentive and Nonqualified Stock Option Plan of the Company (incorporated by reference to the specific exhibit to the Form S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333-78375)

10.12	September 27, 2002, Settlement with group of Company Stockholders in an anticipated proxy battle (incorporated by reference to the Form 8-K filed September 27, 2002)

21	Subsidiaries of the Issuer (previously filed)

23.1	Consent of Dixon Hughes PLLC (previously filed)

23.2	Consent of Grant Thornton LLP (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. SEC-1350

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. SEC-1350

99.1	Risk Factor pages from Prospectus in Registration Statement on Form S-4 (as amended), File No. 333-148349 (previously filed)

+                    Management contract or compensatory benefit plan.