Form 10-Q
period 2008-03-31
WESTERN SIZZLIN CORP
filed 2008-05-15
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, or

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
☐ Yes ☒ No

As of May 15, 2008, there were 2,696,625 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Three Months Ended March 31, 2008
Table of Contents

PART I. FINANCIAL INFORMATION
WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$765,929	$727,378
Trade accounts receivable, net of allowance for doubtful accounts of $224,957 in 2008 and $198,425 in 2007	940,826	994,085
Current installments of notes receivable, less allowance for impaired notes of $58,622 in 2008 and $50,904 in 2007	212,246	219,501
Other receivables	70,250	132,283
Income taxes receivable	126,089	90,161
Inventories	85,424	73,017
Prepaid expenses	231,486	228,396
Deferred income taxes	409,620	404,334
Total current assets	2,841,870	2,869,155
Notes receivable, less allowance for impaired notes receivable of $11,283 in 2008 and $15,501 in 2007, excluding current installments	588,235	625,231
Property and equipment, net	1,776,430	1,877,694
Investment in real estate	3,745,152	3,745,152
Investments in marketable securities	12,351,542	15,896,865
Franchise royalty contracts, net of accumulated amortization of $8,981,709 in 2008 and $8,824,135 in 2007	472,722	630,296
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $193,637 in 2008 and $192,832 in 2007	6,574	7,378
Investment in unconsolidated joint venture	350,988	304,996
Deferred income taxes	401,379	235,655
Other assets	6,105	6,450
	$26,851,197	$30,509,072
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable — line of credit	$—	$2,000,000
Due to broker	—	342,022
Current installments of long-term debt	101,848	118,783
Current installment of long-term debt, secured by land held for investment	264,122	—
Accounts payable	830,474	733,983
Accrued expenses and other	1,217,317	1,283,237
Total current liabilities	2,413,761	4,478,025

Long-term debt, excluding current installments	539,895	566,272
Long-term debt, secured by land held for investment, excluding current installments	2,377,098	—
Other long-term liabilities	93,318	89,039
	5,424,072	5,133,336

Minority interest	1,822,533	1,873,748
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 4,000,000 shares; issued and outstanding 2,696,625 in 2008 and 2007	26,967	26,967
Additional paid-in capital	20,415,785	20,415,785
Retained earnings (accumulated deficit)	(872,806)	2,978,189
Accumulated other comprehensive income — unrealized holding gains, net of taxes	34,646	81,047
Total stockholders’ equity	19,604,592	23,501,988
	$26,851,197	$30,509,072

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Company-operated restaurants	$3,126,110	$3,048,300
Franchise operations	1,049,141	1,081,390

Total revenues	4,175,251	4,129,690

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	2,310,888	2,263,659
Restaurant occupancy and other	559,938	602,966
Franchise operations — direct support	304,535	274,450
Subleased restaurant property expenses	27,303	19,644
Corporate expenses	484,250	388,603
Depreciation and amortization expense	265,002	265,934
Claims settlement and legal fees associated with lawsuit	137,784	14,459
Total costs and expenses — restaurant and franchise operations	4,089,700	3,829,715

Equity in income of joint venture	45,992	13,702
Income from restaurant and franchise operations	131,543	313,677

Net realized loss on sales of marketable securities	(40,606)	—
Net unrealized losses on marketable securities held by limited partnership	(4,162,663)	—
Expenses of investment activities, including interest of $23,808 in 2008	(500,267)	(61,897)
Loss from investment activities	(4,703,536)	(61,897)

Other income (expense):
Interest expense	(38,447)	(20,324)
Interest income	20,864	16,578
Other, net	602	3,697
Total other income (expense), net	(16,981)	(49)

Income (loss) before income tax expense and minority interest	(4,588,974)	251,731

Income tax expense (benefit):
Current	(4,194)	9,927
Deferred	(142,571)	91,847
Total income tax expense (benefit)	(146,765)	101,774
Minority interest in net loss of limited partnership	591,214	—
Net income (loss)	$(3,850,995)	$149,957

Earnings (loss) per share (basic and diluted):
Net income (loss)	$(1.43)	$.08

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2008
(Unaudited)

	Common Stock			Retained	Accumulated
	Shares	Dollars	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income	Total
Balances, December 31, 2007	2,696,625	$26,967	$20,415,785	$2,978,189	$81,047	$23,501,988
Net loss				(3,850,995)		(3,850,995)
Change in unrealized holding gains, net of taxes of $28,439					(46,401)	(46,401)
Comprehensive loss						(3,897,396)
Balances, March 31, 2008	2,696,625	$26,967	$20,415,785	$(872,806)	$34,646	$19,604,592

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Cash flows from operating activities:

Net income (loss)	$(3,850,995)	$149,957

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Restaurant and franchise activities:
Depreciation and amortization of property and equipment	106,278	107,317
Amortization of franchise royalty contracts and other assets	157,574	157,574
Amortization of finance costs	805	1,041
Provision for doubtful accounts	30,000	30,000
Equity in income of unconsolidated joint venture	(45,992)	(13,702)
Share-based compensation	—	5,920
Provision for deferred income taxes (benefit)	(173,000)	91,847
(Increase) decrease in current assets and other assets	78,461	(219,200)
Increase in current liabilities and other liabilities	110,533	6,462
	264,659	167,259
Investment activities:
Realized losses on sales of marketable securities, net	40,606
Unrealized losses on marketable securities, net	4,162,663	—
Minority interest in net loss of limited partnership	(591,214)	—
Proceeds from sales of marketable securities	70,809	—
Purchase of marketable securities	(803,595)	(384,244)
Decrease in due to broker	(342,022)	—
Provision for deferred income taxes	30,429	—
Decrease in current liabilities	(75,683)	—
	2,491,993	(384,244)

Net cash used in operating activities	(1,094,343)	(67,028)

Cash flows from investing activities:
Repayments on advances to joint venture	—	25,400
Additions to property and equipment	(5,014)	(1,433)
Net cash provided by (used in) investing activities	(5,014)	23,967

Cash flows from financing activities:
Cash received from exercise of stock options	—	17,000
Proceeds from issuance of long-term debt	2,641,220	—
Payments on long-term debt	(43,312)	(39,264)
Payments on line of credit borrowings	(2,000,000)	—
Capital contributions from minority interests in limited partnership	540,000	—

Net cash provided by (used in) financing activities	1,137,908	(22,264)

Net increase (decrease) in cash and cash equivalents	38,551	(65,325)

Cash and cash equivalents at beginning of the period	727,378	2,344,644

Cash and cash equivalents at end of the period	$765,929	$2,279,320

Supplemental disclosure of cash flow information:
Cash payments for interest	$62,615	$20,651
Adoption of FIN-48 (non-cash)	$—	$118,675
Income taxes paid, net of refunds	$31,734	$2,485

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(1)                                 Introduction and Basis of Presentation

Western Sizzlin Corporation is a holding company which owns a number of subsidiaries, with its primary business activities conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc, which franchise and operate restaurants. Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, it has recently made selective investments in other companies.  At March 31, 2008, the Company had 115 franchised, 5 Company-operated and 1 joint venture restaurant operating in 20 states.

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

The accompanying unaudited consolidated financial statements of Western Sizzlin Corporation, (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to the 2007 consolidated statements of operations to place it on a basis comparable with 2008 information.

(2)                                 Summary of Significant Accounting Policies

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards  No. 157 (“SFAS 157”), Fair Value Measures, applicable to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.

At March 31, 2008, the Company’s investments in marketable securities are carried at fair value, based on quoted market prices, in the consolidated balance sheets and classified within Level 1 of the fair value hierarchy.

There have been no other material changes to the Company’s significant accounting policies and estimates from the information provided in Form 10-K for the fiscal year ended December 31, 2007.

(3)                                 Stock Options

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. Options are no longer granted under the 1994 Plan and only 7,500 options granted to James C. Verney remain outstanding under that plan.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.  During the year ended December 31, 2006, under the provisions of the plans, the contract terms of stock options for resigning directors were reduced and have been reflected in the computations of the weighted average contractual term of the outstanding options.  Since this modification did not increase the value of the awards, the modification had no impact on compensation expense.  On February 10, 2007, the Company received a letter from Sardar Biglari, Chairman and Chief Executive Officer, stating his desire not to receive future stock option grants under the 2004 Non-Employee Directors’ Stock Option Plan and to cancel all stock options previously granted to him.  The Company has complied with the request.  There was no material financial statement impact in canceling previously granted stock options.

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

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows.  SFAS No. 123R requires that such benefits be recognized as a financing cash flow.  The benefits of tax deductions in excess of recognized stock compensation expense for the three months ended March 31, 2008 and 2007 were immaterial.

There were 1,000 stock options granted during the three month period ended March 31, 2007, all at an estimated fair value of $5.92.  There were no stock options granted during the three month period ended March 31, 2008.

The fair values of options granted during the three months ended March 31, 2007 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

Expected term (years)	5
Risk-free interest rate	4.50%
Volatility	78.83%
Dividend yield	—

The following table summarizes stock options outstanding as of March 31, 2008, as well as activity during the three month period then ended:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2007	36,000	$7.10	5.85	$374,264
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Balance, March 31, 2008	36,000	$7.10	5.60	$313,064

All options outstanding at March 31, 2008 are fully vested and exercisable.  At March 31, 2008, there were 40,000 shares available for future grants under the plans, however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.

(4)                                 Investments in Marketable Securities

All investment and capital allocation decisions are made by Mr. Sardar Biglari, the Company’s Chairman and Chief Executive Officer, under limited authority delegated by the Board of Directors.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million.  The Company has a margin securities account with a brokerage firm. The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately 2.50% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by the brokerage firm, in its discretion, from time to time.  The collateral securing the margin loans would be the Company’s holdings in marketable securities.  The minimum and maximum amount of any particular margin may be established by the brokerage firm, in its discretion, regardless of the amount of collateral delivered to the brokerage firm, and the brokerage firm may change such minimum and maximum amounts from time to time.

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation as of March 31, 2008 and December 31, 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2008:	$605,689	$54,004	$—	$659,693

December 31, 2007:	$605,689	$128,845	$—	$734,534

There were no realized gains or losses from marketable equity securities held by Western Sizzlin Corporation for the three months ended March 31, 2008 and 2007.

In April 2007, the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund.  During the third quarter of 2007, the Company contributed cash along with its holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, L.P.  During the third and fouth quarters of the year ended December 31, 2007, cash contributions from outside investors of $2,225,000 were made to the limited partnership.  During the quarter ended March 31, 2008, cash contributions from outside investors of $540,000 were made to the limited partnership.

As of March 31, 2008, Western Investments, Inc. owned 84.60% of Western Acquisitions, L.P.  As such, Western Acquisitions, L.P. has been consolidated into the accompanying financial statements with the 15.40% ownership by minority limited partners presented as minority interest on the accompanying consolidated balance sheet as of March 31, 2008.   Western Acquisitions, L.P. is, for GAAP purposes, an investment company under the AICPA

Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.  Net unrealized losses in marketable securities held by the limited partnership totaled $4,162,663 and $-0- for the quarters ended March 31, 2008 and 2007, respectively.

Following is a summary of marketable equity securities held by Western Acquisitions, L.P. as of March 31, 2008 and December 31, 2007, of which all are in the United States:

	As of March 31, 2008		As of December 31, 2007
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$18,583,089	$11,548,792	$17,902,714	$15,046,851
Other	150,465	143,057	138,660	115,480

Total Marketable Equity Securities	$18,733,554	$11,691,849	$18,041,374	$15,162,331

Realized gains, net, and net change in unrealized losses from marketable equity securities held by Western Acquisitions, L.P. were as follows:

Three Months Ended March 31, 2008
Realized gains	$—
Realized losses	(40,606)
Net realized loss on sales of marketable securities	$(40,606)

Net unrealized losses on marketable securities held by limited partnership	$(4,162,663)

(5)                                 Investment in Real Estate

On December 13, 2007, Western Real Estate, L.P., a newly-formed Delaware limited partnership, managed by Western Properties, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company, purchased approximately 23 acres of real property located in Bexar County, Texas, from unaffiliated third parties.  Western Properties, Inc., serves as the general partner of Western Real Estate, L.P., which intends to operate as a private real estate investment fund.  Land held for investment by Western Real Estate, L.P. at December 31, 2007 and March 31, 2008 of $3,745,152 is recorded at cost. The land was originally purchased using available cash and a $2,000,000 draw on the Company’s existing line of credit.  On February 1, 2008, the purchase was refinanced through the issuance of a note payable of  $2,641,220, secured by the land held for investment.   Interest accrues on the unpaid principal balance at prime minus 0.5%, or 4.75% as of March 31, 2008 (4.50% as of the date of this filing), with one payment of principal of $264,122 due on January 29, 2009, and all remaining principal and accrued interest due on January 30, 2010.

(6)                                 Goodwill and Other Intangible Assets

The Company conforms to the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.  Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

There were no changes in the net carrying amount of goodwill for the three months ended March 31, 2008 and 2007.

Amortizing Intangible Assets

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.  There were no impairments to goodwill in the quarters ended March 31, 2008 and 2007, respectively.

	As of March 31, 2008
	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise Royalty Contracts	$9,454,431	15.0 yrs.	$8,981,709

Aggregate amortization expense for amortizing intangible assets for the three month period ended March 31, 2008 was $157,574. Estimated amortization expense is $472,722 through December 31, 2008, at which time the franchise royalty contracts will be fully amortized.

(7)                                 Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As of March 31, 2008, the Company has a recorded liability of $16,829, including interest of $7,808, for such uncertain tax positions.  The recorded liability was reduced by $11,627 during the three months ended March 31, 2008, as the Company continues to settle its estimated obligations for lesser amounts.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of a valuation allowance of $1,433,000 and $0 at March 31, 2008 and 2007, respectively, related to the unrealized losses of marketable securities.  The provision for deferred income taxes for the three months ended March 31, 2008 includes a provision for the valuation allowance of $1,313,000, which negatively impacted the Company’s effective tax rate for the quarter.

(8)                                 Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three months ended March 31, 2008
Net loss — basic	$(3,850,995)	2,696,625	$(1.43)
Net loss — diluted	$(3,850,995)	2,696,625	$(1.43)

Three months ended March 31, 2007
Net income — basic	$149,957	1,788,039	$.08
Net income — diluted	$149,957	1,792,182	$.08

For the three months ended March 31, 2008, the Company excluded from the loss per share calculation all common stock equivalents because the effect on loss per share was anti-dilutive.

(9)                                 Reportable Segments

The Company has organized segment reporting with additional information to reflect how the Company views its business activities.  The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Investment Activity segment consists of investment activities and certain direct expenses associated with legal matters. The Company does not allocate certain expenses to any business segment.  These costs include expenses of the following functions: legal, accounting, stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These unallocated expenses are designated as unallocated corporate expenses. Certain other expenses (such as sublease property expense, impairment and other charges, gains on settlement of insurance claims, and claims settlement and legal fees associated with a lawsuit) are also not allocated to any reportable segment.

The following table summarizes reportable segment information:

	Three Months
	Ended March 31,
	2008	2007
Revenues from reportable segments:
Restaurants	$3,126,110	$3,048,300
Franchising	1,049,141	1,081,390
Total revenues	$4,175,251	$4,129,690
Depreciation and amortization:
Restaurants	$99,357	$100,495
Franchising	165,645	165,439
Total depreciation and amortization	$265,002	$265,934
Interest Expense:
Restaurants	$38,447	$20,324
Total interest expense	$38,447	$20,324
Interest Income:
Corporate	$20,864	$16,578
Total interest income	$20,864	$16,578
Income (loss) from restaurant and franchise operations:
Restaurants and equity in joint venture	$201,919	$94,882
Franchising	578,961	641,501
Subleased properties and other unallocated expenses	(165,087)	(34,103)
Corporate	484,250	(388,603)
Total income from restaurant and franchise operations:	$131,543	$313,677

Loss from investment activities:
Net realized losses on sales of marketable securities	$(40,606)	$—
Net unrealized losses on marketable securities held by limited partnership	(4,162,663)	—
Expenses of investment activities	(500,267)	(61,897)
Total income (loss) from investment activities	$(4,703,536)	$(61,897)

	March 31,	December 31,
	2008	2007
Total assets:
Restaurants	$6,106,139	$6,032,635
Franchising	2,404,528	2,803,432
Corporate	2,243,836	2,030,988
Investment activities	16,096,694	19,642,017
Total assets	$26,851,197	$30,509,072

	March 31,	December 31,
	2008	2007
Total goodwill:
Restaurants	$3,540,200	$3,540,200
Franchising	770,000	770,000
Total goodwill	$4,310,200	$4,310,200

(10)                          Commitments and Contingencies

Commitments

Western Investments, Inc. is the general partner of Western Acquisitions, L.P.  Limited partnership interests in Western Acquisitions, L.P. are either Class A or Class B.  The classes are identical except that Class A interests must be held for two years, whereas Class B interests are held for five years.  Additionally, Western Investments, Inc., will, at the end of the five year period, reimburse the holders of Class B interests for the first 30% of any cumulative net losses they may suffer.  As of March 31, 2008, Western Acquisitions, L.P., did not have any limited partners holding Class B interests.  As of March 31, 2008 and December 31, 2007, minority limited partners holding Class A interests held 15.40% and 12.43% ownership, respectively.

Subsequent to March 31, 2008,  the Company completed its exchange offer for shares of ITEX Corporation on May 13, 2008.  Based upon a preliminary tally by the exchange agent for the offer, a total of 873,862 shares of ITEX common stock were validly tendered in the offer and not withdrawn. The Company has accepted for exchange of all ITEX shares validly tendered, at the exchange ratio of one share of ITEX common stock for .06623 shares of the Company’s common stock. After the completed exchange, the Company owns approximately 1,574,576 shares of ITEX common stock.

The Company has signed a term sheet to purchase a controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC.  Under the proposed transaction which was announced in a press release on March 28, 2008, the Company will purchase a 50.5% limited partnership interest in Mustang Capital Advisors and a 51% membership interest in Mustang Capital Management, LLC which owns a 1% interest in Mustang Capital Advisors as its general partner.  The total purchase price for these interests will be $1,173,000, consisting of $300,000 in cash and $873,000 in shares of the Company’s common stock.  The transaction is subject to definitive documentation.  As of March 31, 2008, Mustang Capital Advisors, LP, through its funds and managed accounts, holds a total of 7.4% of the Company’s common stock which will be distributed to its limited partners prior to the closing of the proposed transaction.

Contingencies

The Company accrues an obligation for contingencies, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single lease agreement and previously occupied by the Company.  Most recently, each of these premises had been subleased to various operators.  The lease agreement expired pursuant to its terms on June 30, 2006.  The plaintiffs claimed in their lawsuit damages allegedly owed for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  On February 12, 2008, this case came before the Court for trial. On February 20, 2008, a 12 member jury returned a plaintiffs’ verdict in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment in the case against the Company in the amount of $689,666 plus plaintiff’s legal costs.  The Company disagrees with the result of the trial and has filed post-trial motions, seeking new trial or judgment notwithstanding the verdict.  In the event the Court denies the post-judgment relief, the Company will consider an appeal.  There has been no change in the Company’s loss contingency accrual since December 31, 2007.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(11)                          Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheets at March 31, 2008 and 2007.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income of the joint venture is reported in the accompanying statements of operations as equity in earnings of unconsolidated joint venture.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture as of and for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$1,204,942	$1,329,125
Cost of food	489,503	595,493
Payroll expense	353,340	420,819
Gross profit	362,099	312,813
Marketing and smallware expense	47,768	56,603
General and administrative	111,669	117,149
Depreciation and amortization	50,460	49,699
Interest	54,082	55,496
Net income	91,986	27,403
Balance Sheet Data:
Cash	$334,166	$183,820
Prepaid expenses	18,899	37,134
Inventory	21,187	21,331
Land, leasehold improvements, and construction in progress	3,702,795	3,897,437
Loan costs, net	11,565	13,090
Total assets	4,089,417	4,153,839
Loan payable	3,092,720	3,270,327
Accounts payable and accrued expenses	354,720	342,313
Members’ equity	641,977	262,363

(12)                          Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. The Company applied the provisions of FSP FAS 157-2, Effective Date of FASB Statement 157, which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 28, 2008.  The nonfinancial assets for which we have deferred adoption include goodwill.  The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis in the first quarter of 2009 and is still evaluating the impact on the Consolidated Financial Statements.

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

SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting.  SOP 07-1, as originally issued, was to be effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged.  In February 2008, the FASB issued FSP SOP 07-1-1, Effective Date of AICPA Statement of Position 07-01, to indefinitely defer the effective date of SOP 07-01.   The Company’s majority-owned subsidiary, Western Acquisitions, L.P., is an investment company as currently defined in the AICPA Audit and Accounting Guide, Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities in the consolidated financial statements, with unrealized gains and losses resulting from the change in fair value reflected in the Consolidated Statement of Operations. The Company intends to monitor future developments associated with this Statement in order to assess the impact, if any, which may result.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”), and Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of  ARB No. 51 (“SFAS 160”).  These new standards will significantly change the accounting for and reporting for business combinations and noncontrolling (minority) interests in consolidated financial statements.  SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  These standards will impact the Company if it completes an acquisition or obtains additional minority interests after the effective date.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  The Company is required to adopt SFAS 160 in the first quarter of 2009 and is currently evaluating the impact of adopting SFAS 160 on its Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Western Sizzlin Corporation is a holding company owning subsidiaries engaged in a number of diverse business activities.  The Company’s primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate 121 restaurants in 20 states, including five Company-owned, 115 franchise restaurants, and one joint venture restaurant.  The Company currently operates and/or franchises the following concepts:  Western Sizzlin, Western Sizzlin Wood Grill, Western Sizzlin Express, Great American Steak & Buffet, and Quincy Steakhouses.

Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level.  Investment and all other capital allocation decisions are made for the Company and its subsidiaries by Mr. Sardar Biglari, Chairman and Chief Executive Officer.  The Company’s primary objective centers on achieving above average returns on capital in pursuit of maximizing the eventual net worth of its stockholders.

While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, its recent investment activities could bring it within the definition of an “investment company” and require it to register as an investment company under the Investment Company Act of 1940.  The Board of Directors has adopted a policy requiring management to restrict the Company’s operations and investment activities to avoid becoming an investment company, until and unless the Board approves otherwise.  Although the Company does not presently intend to change its principal business, and the Board has not approved any such change, the Company has expanded its investment activities, and may decide in the future to register as an investment company under the Investment Company Act.  Under certain circumstances, if it is successful in investment activities, then the Company may inadvertently fall within the definition of an investment company, in which event it may be required to register as an investment company.  If the Company decides or is required to register as an investment company, then it would become subject to various provisions of the Investment Company Act and the regulations adopted under such Act, which are very extensive and could adversely affect its operations.

The Company seeks to invest, at the holding company and through subsidiaries, including Western Acquisitions, L.P., in stocks of businesses at prices below their intrinsic business value.  The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of these investments are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio.  A significant decline in the price of major investments may produce a large decrease in the Company’s net earnings and its stockholders’ equity (See Note 4 to the consolidated financial statements).

The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., Western Properties, Inc., a majority-owned limited partnership, Western Acquisitions, L.P., and a solely-owned limited partnership, Western Real Estate, L.P. (collectively the Company).

In 2007, the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that operates as a private investment fund:  Western Acquisitions, L.P. is, for generally accepted accounting principles (GAAP) purposes, an investment company under the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to FITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al.  On February 12, 2008, this case came before the Court for trial.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment in the case captioned Parks Land Company, et al. v. Western Sizzlin Corporation, et al. against the Company in the amount of $689,666 plus plaintiff’s legal costs.  The Company disagrees with the result of the trial and is evaluating its options.  (See Note 10 to the consolidated financial statements).

On March 28, 2008, the Company signed a term sheet to purchase a controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC.  Under the proposed transaction which the Company announced in a press release on March 28, 2008, it will purchase a 50.5% limited partnership interest in Mustang Capital Advisors and a 51% membership interest in Mustang Capital Management, which owns a 1% interest in Mustang Capital Advisors as its general partner.  The total purchase price for these interests will be $1,173,000, consisting of $300,000 in cash and $873,000 in shares of the Company’s common stock.  The transaction is subject to definitive documentation.  As of March 28, 2008, Mustang, through its funds and managed accounts, holds a total of 7.4% of the Company’s common stock which will be distributed to its limited partners prior to the closing of the proposed transaction.

Subsequent to March 31, 2008,  the Company completed its exchange offer for shares of ITEX Corporation on May 13, 2008.  Based upon a preliminary tally by the exchange agent for the offer, a total of 873,862 shares of ITEX common stock were validly tendered in the offer and not withdrawn. The Company has accepted for exchange of all ITEX shares validly tendered, at the exchange ratio of one share of ITEX common stock for .06623 shares of the Company’s common stock.  After the completed exchange, the Company owns approximately 1,574,576 shares of ITEX common stock.

Results of Operations

Net loss for the three months ended March 31, 2008 was ($3,850,995) compared to net income of $149,957 for the three months ended March 31, 2007.  Losses from investment activities that impacted net income (loss) for the three months ended March 31, 2008 and 2007 were ($4,703,536) and ($61,897) respectively.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months
	Ended March 31,
	2008	2007
Revenues:
Company-operated restaurants	74.9	73.8
Franchise operations	25.1	26.2
	100.0	100.0
Total revenues
Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	55.4	54.8
Restaurant occupancy and other	13.4	14.6
Franchise operations — direct support	7.3	6.6
Subleased restaurant property expenses	.7	.5
Corporate expenses	12.5	9.4
Depreciation and amortization expense	6.3	6.4

Claims settlement and legal fees associated with lawsuit	3.3	.4
Total costs and expenses — restaurant and franchise operations	98.9	92.7

Equity in income of joint venture	1.1	.3
Income from restaurant and franchise operations	2.2	7.6

Net realized gain (loss) on sales of marketable securities	(.9)	.1
Net unrealized losses on marketable securities held by limited partnership	(99.7)
Expense of investment activities	(11.6)	(1.5)
Loss from investment activities	(112.2)	(1.4)
Other income (expense):
Interest expense	(.4)	(.5)
Interest income	.5	.4
Other, net	—	—
Total other income (expense), net	.1	(.1)

Income (loss) before income tax expense and minority interest	(109.9)	6.1
Income tax expense (benefit)
Current	(.1)	.2
Deferred	(3.4)	2.3
Total income tax expense (benefit)	(3.5)	2.5
Minority interest in net loss of limited partnership	14.2	—
Net income (loss)	(92.2)	3.6

	Three Months
	Ended March 31,
	2008	2007
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5
Opened	—	—
Closed	—	—
Franchised	—	—
End of period	5	5
Number of U.S. Franchised Restaurants:
Beginning of period	116	123
Opened	—	—
Closed	(1)	(2)
End of period	115	121
Number of Joint Venture Restaurants:
Beginning of period	1	1
Opened	—	—
Closed	—	—
End of period	1	1

Revenues

Total revenues increased 1.1% to $4.18 million for the three months ended March 31, 2008 from $4.13 million for the comparable three months ended March 31, 2007. Company-operated restaurant revenues increased 2.5% to $3.13 million for the three months ended March 31, 2008 as compared to $3.05 million for the comparable three months ended March 31, 2007.  Same store sales for the three months ended March 31, 2008 experienced an overall increase of 2.55% for Company-operated restaurants.  Franchise revenues decreased 2.98% to $1.05 million for the three months ended March 31, 2008 as compared to $1.08 million for the comparable three months ended March 31, 2007.  The decrease is attributable to fewer franchised units in the system at March 31, 2008 as compared to March 31, 2007.  Same store sales for the three months ended March 31, 2008 experienced an overall decrease of 0.84%.

Costs and Expenses —restaurant and franchise operations

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $47,000 (2.0%) to $2.3 million for the three months ended March 31, 2008 from $2.3 million for the three months ended March 31, 2007.   These costs for the three month period as a percentage of Company-operated restaurants revenue were 73.9% and 74.2% for the three months ended March 31, 2008 and 2007, respectively.  The increase in the costs was largely attributable to increased costs in commodities during the first quarter of 2008.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $43,000 (7.1%) for the three months ended March 31, 2008 versus the prior year’s comparable period. These costs for the three month period decreased as a percentage of Company-operated restaurant revenues from 19.8% in 2007 to 17.9% in 2008.  The decrease for the three months ended March 31, 2008 was largely attributable to a $45,000 settlement of a lease dispute in Chantilly, Virginia, which was included in the three months ended March 31, 2007.

Cost of franchise operations direct support expense increased by $30,000 (11.0%) for the three months ended March 31, 2008 versus the prior year’s comparable period.  The increase was largely attributable to increased spending in franchise development for franchise sales, development of a new concept, and four scheduled new openings in 2008.

Subleased properties include net costs associated with subleasing former Company-operated restaurants and maintenance of vacant premises.  These expenses increased by $8,000 (3.9%) for the three months ended March 31, 2008 versus the prior year’s comparable period.  The increase was largely attributable to inflationary increases in costs associated with vacant properties.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses increased by $96,000 (24.6%) for the three months ended March 31, 2008 versus the prior year’s comparable period.  The increase was primarily attributable to additional accounting and legal expenses in 2008 associated with financial reporting assistance and the fees associated with listing on NASDAQ.

Depreciation and amortization expense for 2008 were comparable to 2007.

Legal fees associated with lawsuit increased by $123,000 for the three months ended March 31, 2008 versus the prior year’s comparable period due to increased legal fees associated with the trial and appeal of the Company’s lawsuit in Little Rock, Arkansas.  (See Note 10 to the consolidated financial statements).

Equity in income of Joint Venture

Equity in income of joint venture increased $32,000 versus the prior year’s comparable period, due to better operating performance of the restaurant during 2008.  (See Note 11)

Income (Loss) from Investment Activities

Investment activities include net realized losses on sales of marketable securities of $41,000 and $0 for the three months ended March 31, 2008 and 2007, respectively and net unrealized losses on marketable securities held by the limited partnership, Western Acquisitions, L.P., of $4.2 million and $0 for the three months ended March 31, 2008 and 2007, respectively.  Expenses associated with investment activities were $500,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase in expenses for 2008 versus the prior year’s comparable period is attributable to expenses associated with the Steak n Shake proxy contest to obtain seats on Steak n Shake’s board of directors for Mr. Biglari and Dr. Cooley during the fourth quarter of 2007 and first quarter of 2008, ITEX, and other investment related activities.  There were no management fees charged or collected by the limited partnership in 2008 or 2007.  Future management fees will depend on portfolio performance and the extent of outside investors.

Other Income (Expense)

Interest expense increased $18,000 for the three months ended March 31, 2008 over the comparable period in 2007 due to interest expense associated with line of credit borrowings.  Interest income fluctuates according to the levels of available cash balances.

Other income decreased by $3,000 for the three months ended March 31, 2008 over the comparable period in 2007.

Income tax expense is directly affected by the levels of pretax income and the valuation allowance established on deferred tax assets. The Company’s effective tax rate was (3.2%) and 40.4% for the three months ended March 31, 2008 and 2007, respectively.  The provision for deferred income taxes for the three months ended March 31, 2008 includes a provision for the valuation allowance of $1,313,000, which negatively impacted the Company’s effective tax rate for the quarter.

Cash and Cash Equivalents

As of March 31, 2008, the Company had $766,000 of cash and cash equivalents which is comparable to $727,000 as of December 31, 2007.

Investment of Available Capital

The Company’s cash flows from restaurant and franchise activities have exceeded its working capital, financing and capital investment needs of its restaurant and franchise operations, and management expects that the Company’s cash flows will continue to exceed its operating cash needs for the foreseeable future.  The Company regularly evaluates how best to use available capital to increase stockholder value.  The Company may pursue investments in the form of acquisitions, joint ventures and partnerships where the Company believes attractive returns can be obtained.  Further, the Company may determine under certain market conditions that available capital is best utilized to fund investments that it believes offers the Company attractive return opportunities, whether or not related to its ongoing business activities.

As previously discussed in Note 4 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, the Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to its Chairman, Sardar Biglari, subject to Board reporting requirements and various limitations that have been or may be from time to time adopted by the Board of Directors.  These investments may include significant and highly concentrated direct investments with respect to the equity securities of public companies.  Any such investments will involve risks, and stockholders should recognize that the Company’s balance sheet may change depending on the performance of investments.  Furthermore, such investments could be subject to volatility that may affect both the recorded value of the investments as well as the Company’s periodic earnings.

Operating Activities and Cash Flows

The Company used approximately $1.1 million and $67,000 in operating cash flows for the three months ended March 31, 2008 and 2007, respectively, including the purchase of marketable securities of $804,000 and $384,000 in the three months ended March 31, 2008 and 2007, respectively.  The Company’s primary source of operating cash flows is the operating profits generated from Company’s restaurant and franchise operations.  Adjustments to reconcile net income (loss) to net cash provided by restaurant and franchise activities were approximately $265,000 and $167,000 for the three months ended March 31, 2008 and 2007, respectively.  Adjustments to reconcile net income (loss) to net cash used in investment activities were approximately $2.5 million and ($384,000) for the three months ended March 31, 2008 and 2007, respectively.

Investing Activities

The Company’s investing activities on its statements of cash flows primarily represent repayments of cash advances to the unconsolidated joint venture and cash paid related to improvements to its operating properties.  Prior to 2007, the Company considered purchases and sales of marketable securities to be investing activities; however, during the fourth quarter 2007 with the expanded investment activities of the Company, and more specifically the organization of Western Acquisitions, L.P. and the investment of minority limited partner interests, the Company began to consider such activities to be operating activities of the Company.  This presentation is consistent with the guidance in the AICPA’s Audit and Accounting Guide, Investment Companies.

During the three months ended March 31, 2008 and 2007, the Company spent $5,000 and $1,000 on capital expenditures on Company restaurants.  Also during 2007, repayments were received of $25,000 on prior advances to the joint venture during pre-opening of the restaurant.

Financing Activities

The Company made scheduled payments on long-term debt of $43,000 and $39,000 for the three months ended March 31, 2008 and 2007, respectively.  Also during 2008, proceeds of $2.6 million were received from the issuance of a note payable, capital contributions were received from minority interests in the limited partnership, and payment of $2 million was made on the line of credit.  During 2007, $17,000 was received from the exercise of stock options.

Certain notes payable require pre-payment premiums in certain circumstances.  In addition, certain notes payable contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain Company-operated restaurants that collateralize the notes payable. At March 31, 2008, the Company was in compliance with all covenants on the notes payable.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of March 31, 2008:

	Payment due by period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Totals
Long-term debt	$75,471	109,803	121,385	134,189	148,342	52,552	641,742
Promissory note — land held for investment	$—	264,122	2,377,098	—	—	—	2,641,220
Operating leases, net (1)	$534,707	634,425	623,880	357,611	399,171	1,171,994	3,721,788
Interest expense (2)	$107,833	97,041	40,459	27,655	13,501	1,101	287,590
Tax obligations (3)	$16,829	—	—	—	—	—	16,829
Totals	$734,840	1,105,391	3,162,822	519,455	561,014	1,225,647	7,309,169

(1)             Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $3.8 million, offset by sublease rentals for the same periods of approximately $27,000.

(2)             Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.  Interest on the Company’s variable rate debt is based on the interest rate in effect at March 31, 2008.

(3)             Reflect recognized liabilities for uncertain tax positions under the provision FIN 48.  (See Note 7 to the consolidated financial statements).

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

For additional information regarding the impact of recently issued accounting standards, see Note 12 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Investments

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  Fair value is determined through the use of quoted market values on national exchanges.

Western Acquisitions, L.P. is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.  Fair value is determined through the use of quoted market values on national exchanges.

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

The Company must also consider whether long-lived assets (including property and equipment and intangible assets) have been impaired to the extent that we must recognize a loss on such impairment, including goodwill impairment. The Company evaluates long-lived assets for impairment at the restaurant and franchise levels on an annual basis or whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of each level of assets based on the operating cash flows of the restaurant and franchise operations and the plans for each restaurant unit or franchisee contract. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing the assessment, the Company must make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, the Company writes the assets down to their fair value. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.  There were no impairment changes for the quarters ended March 31, 2008 and 2007, respectively.  (See Notes 13 and 14 to the notes to the consolidated financial statements).

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter of each year, or more frequently if an event occurs that triggers an interim impairment test.  The Company determines the fair values of our reporting units using the discounted cash flow method.  This method uses projections of cash flows from each of the reporting units.  Several of the key assumptions in estimating future cash flows include periods of operations, projections of operating profits, and weighted average cost of capital.  These assumptions are derived from internal budgets and consideration of available market data.  The factors which contribute the greatest variability in the Company’s estimates of fair values are the weighted average cost of capital and estimates of future operating profits.  The Company currently has goodwill of $770,000 related to the franchising reporting unit and $3.5 million allocated to the restaurant reporting unit.

Commitments and Contingencies

The Company views accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred.  Actual results could differ from the expected results determined based on such estimates.

Income Taxes

The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. The Company assesses the likelihood that its deferred tax assets in each of the jurisdictions in which the Company operates will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that the Company deems likely not to be realized.

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

For additional information regarding the adoption of FIN 48, see Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2008, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities, interest rates related to certain debt obligations, and commodity risks.

Market Price Risk

The Company’s marketable securities are currently concentrated in a few investments. A change in market prices exposes the Company to market risk related to the investments in marketable securities.  As of March 31, 2008, the Company held $12.4 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $1.2 million unrealized losses and a corresponding decline in their fair values at March 31, 2008.  This hypothetical decline would not affect the Company’s cash flows unless the securities were disposed of.

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the loan associated with the Texas land purchase and revolving credit facility bear interest at variable rates based on the prime rate minus .5%.  The nature and amount of borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Commodity Price Risk

The Company purchases certain food products such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside of the Company’s control and which are generally unpredictable. Changes in commodity prices affect the Company and competitors generally and often simultaneously. In general, the Company purchases food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. The Company uses these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. The Company has determined that our purchasing agreements do not qualify as derivative financial instruments or contain embedded derivative instruments. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower its margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, the Company believes that the impact of commodity price risk is not significant.

The Company has established a policy to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices.

The table below provides information about debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at March 31, 2008 (dollars in thousands):

EXPECTED MATURITY DATE

	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value
Long-term debt:
Fixed Rate	$75	$110	$121	$134	$148	54	$642	$721
Average Interest Rate	10.07%	10.07%	10.07%	10.07%	10.07%	10.07%	10.07%
Variable Rate Prime minus .5%	0	264	2,377	0	0	0	2,641	$2,641

                                                Interest on the Company’s variable rate debt is based on the interest rate in effect at March 31, 2008.

Item 4T.  Controls and Procedures

The Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on its evaluation as of December 31, 2007, the Company concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed in the Annual Report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K due to the material weaknesses discussed below. These weaknesses still existed and were being addressed as of March 31, 2008.

A material weakness is a control deficiency (as defined by the PCAOB), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following is a description of the material weakness that the Company noted as of December 31, 2007 and March 31, 2008, as well as a discussion of the related remediation efforts:

The Company’s independent registered public accounting firm recommended to management to change the presentation and reporting of marketable securities held by a limited partnership. Using the guidance in AICPA Audit and Accounting Guide, Investment Companies, and pursuant to EITF 85-12, Retention of Specialized Accounting for Investments in Consolidation, the Company concluded that it should retain this same accounting when preparing its consolidated financial statements.  Adjustments were made in the process of preparing the 2007 consolidated financial statements to present this subsidiary’s financial statements in accordance with the provisions of EITF 85-12.  Solely as a result of this material weakness in internal controls the Company identified in accounting for the consolidation of the investment partnership, the Company concluded that it did not maintain effective internal control over financial reporting as of December 31, 2007 or at March 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Subsequent to year end, the Company is implementing several important changes in our internal controls, including additional procedures over the identification of accounting issues, consultation with outside accountants, and review and evaluation of the accounting for significant transactions.

There were no other changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the evaluation process was completed as of March 31, 2008.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

In addition to those proceedings discussed in Note 10 in the Company’s consolidated financial statements, the Company is involved in various other claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of the management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On February 19, 2008, Messers. Biglari and Dash, who together own a total of 1,635,677 shares or approximately 61% of the Company’s total issued and outstanding common stock, submitted their consents to a resolution to amend and restate Article IV of the Company’s Restated Certificate of Incorporation, as previously amended.  As amended and restated, the number of authorized shares of common stock will  increase from 4,000,000 shares, par value $0.01, to 10,000,000 shares, par value $0.01.

Item 6.    Exhibits :

See Exhibit Index on page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

	By:	/s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date: May 15, 2008

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.