Form 10-Q
period 2008-06-30
WESTERN SIZZLIN CORP
filed 2008-08-14
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, or

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
☐ Yes ☒ No

As of August 14, 2008, there were 2,831,884 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Six Months Ended June 30, 2008

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$638,931	$727,378
Trade accounts receivable, net of allowance for doubtful accounts of $254,990 in 2008 and $198,425 in 2007	926,029	994,085
Current installments of notes receivable, less allowance for impaired notes of $62,926 in 2008 and $50,904 in 2007	214,692	219,501
Other receivables	105,281	132,283
Income taxes receivable	108,551	90,161
Inventories	87,948	73,017
Prepaid expenses	223,521	228,396
Deferred income taxes	427,094	404,334
Total current assets	2,732,047	2,869,155
Notes receivable, less allowance for impaired notes receivable of $6,980 in 2008 and $15,501 in 2007, excluding current installments	549,637	625,231
Property and equipment, net	1,678,131	1,877,694
Investment in real estate	3,745,152	3,745,152
Investments in marketable securities	11,196,845	15,896,865
Franchise royalty contracts, net of accumulated amortization of $9,139,283 in 2008 and $8,824,135 in 2007	315,148	630,296
Goodwill	4,310,200	4,310,200
Financing costs, net of accumulated amortization of $193,970 in 2008 and $192,832 in 2007	6,240	7,378
Investment in unconsolidated joint venture	332,322	304,996
Deferred income taxes	363,728	235,655
Other assets	5,760	6,450
	$25,235,210	$30,509,072
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable — line of credit	$—	$2,000,000
Due to broker	368	342,022
Current installments of long-term debt	104,433	118,783
Current installment of long-term debt, secured by land held for investment	264,122	—
Accounts payable	739,901	733,983
Accrued expenses and other	1,388,650	1,283,237
Total current liabilities	2,497,474	4,478,025

Long-term debt, excluding current installments	512,800	566,272
Long-term debt, secured by land held for investment, excluding current installments	2,377,098	—
Other long-term liabilities	97,597	89,039
	5,484,969	5,133,336

Minority interest	1,462,920	1,873,748
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 10,000,000 shares; issued and outstanding 2,762,321 in 2008 and 2,696,625 in 2007	27,624	26,967
Additional paid-in capital	21,274,929	20,415,785
Retained earnings (accumulated deficit)	(2,828,830)	2,978,189
Accumulated other comprehensive income (loss) — unrealized holding gains (losses), net of taxes	(186,402)	81,047
Total stockholders’ equity	18,287,321	23,501,988
	$25,235,210	$30,509,072

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Company-operated restaurants	$3,490,292	$3,542,157	$6,616,402	$6,590,457
Franchise operations	1,071,936	1,148,414	2,121,077	2,229,804

Total revenues	4,562,228	4,690,571	8,737,479	8,820,261

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	2,491,597	2,478,121	4,802,485	4,741,780
Restaurant occupancy and other	573,873	575,785	1,133,811	1,178,751
Franchise operations — direct support	309,386	332,105	613,921	606,555
Subleased restaurant property expenses	37,188	24,992	64,491	44,636
Corporate expenses	431,445	580,244	915,695	968,847
Depreciation and amortization expense	263,613	265,674	528,615	531,608
Corporate litigation fees and expenses	20,980	27,653	158,764	42,112
Total costs and expenses — restaurant and franchise operations	4,128,082	4,284,574	8,217,782	8,114,289

Equity in income of joint venture	61,335	51,973	107,327	65,675
Income from restaurant and franchise operations	495,481	457,970	627,024	771,647

Net realized gain (loss) on sales of marketable securities	754	—	(39,852)	—
Net unrealized losses on marketable securities held by limited partnership	(2,280,461)	—	(6,443,124)	—
Expenses of investment activities, including interest of $29,879 and $53,686 for three and six month periods ended June 30, 2008, respectively	(468,406)	(74,510)	(968,673)	(136,407)
Loss from investment activities	(2,748,113)	(74,510)	(7,451,649)	(136,407)

Other income (expense):
Interest expense	(15,748)	(19,727)	(54,195)	(40,051)
Interest income	11,503	13,775	32,367	30,353
Other, net	(410)	501	192	4,198
Total other income (expense), net	(4,655)	(5,451)	(21,636)	(5,500)

Income (loss) before income tax expense and minority interest	(2,257,287)	378,009	(6,846,261)	629,740

Income tax expense (benefit):
Current	18,815	8,257	14,621	18,184
Deferred	39,436	137,589	(103,035)	229,436
Total income tax expense (benefit)	58,351	145,846	(88,418)	247,620
Minority interest in net loss of limited partnership	359,614	—	950,828	—
Net income (loss)	$(1,956,024)	$232,163	$(5,807,019)	$382,120
Earnings (loss) per share (basic and diluted):
Net income (loss)	$(.72)	$.13	$(2.14)	$.21

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Deficit)	Income (Loss)	Total
Balances, December 31, 2007	2,696,625	$26,967	$20,415,785	$2,978,189	$81,047	$23,501,988
Net loss				(5,807,019)		(5,807,019)
Change in unrealized holding gains (losses), net of taxes of $47,798					(267,449)	(267,449)
Comprehensive loss						(6,074,468)

Shares issued for ITEX Corporation common stock	57,196	572	800,172			800,744
Stock options exercised	8,500	85	58,972			59,057
Balances, June 30, 2008	2,762,321	$27,624	$21,274,929	$(2,828,830)	$(186,402)	$18,287,321

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$(5,807,019)	$382,120

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Restaurant and franchise activities:
Depreciation and amortization of property and equipment	211,637	214,376
Amortization of franchise royalty contracts and other assets	315,148	315,149
Amortization of finance costs	1,828	2,083
Provision for doubtful accounts	60,580	60,000
Equity in income of unconsolidated joint venture, net of distributions	(27,326)	(65,676)
Share-based compensation	—	5,920
Provision for deferred income taxes (benefit)	(170,778)	229,435
(Increase) decrease in current assets and other assets	86,435	(96,629)
Increase in current liabilities and other liabilities	217,387	232,273
	694,911	896,931
Investment activities:
Realized losses on sales of marketable securities, net	39,852	—
Unrealized losses on marketable securities, net	6,443,124	—
Minority interest in net loss of limited partnership	(950,828)	—
Proceeds from sales of marketable securities	91,979	—
Purchase of marketable securities	(1,389,438)	(833,218)
Decrease in due to broker	(341,654)	—
Provision for deferred income taxes	67,743	—
Decrease in current liabilities	(97,498)	—
	3,863,280	(833,218)

Net cash provided by (used in) operating activities	(1,248,828)	445,833

Cash flows used in investing activities:
Additions to property and equipment	(12,074)	(14,120)
Net cash used in investing activities	(12,074)	(14,120)

Cash flows from financing activities:
Cash received from exercise of stock options	59,057	85,290
Proceeds from issuance of long-term debt	2,641,220	—
Payments on long-term debt	(67,822)	(79,514)
Payments on line of credit borrowings	(2,000,000)	—
Capital contributions from minority interests in limited partnership	540,000	—

Net cash provided by financing activities	1,172,455	5,776

Net increase (decrease) in cash and cash equivalents	(88,447)	437,489

Cash and cash equivalents at beginning of the period	727,378	2,344,644

Cash and cash equivalents at end of the period	$638,931	$2,782,133

Supplemental disclosure of cash flow information:
Cash payments for interest	$108,448	$40,710
Adoption of FIN-48 (non-cash)	$—	$118,375
Income taxes paid, net of refunds	$32,946	$2,485

Non-cash investing activities:
Gross unrealized gains (losses) from marketable equity securities	$(315,247)	$1,600,612
Issuance of common stock for marketable securities	$800,744	$—

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Six Months Ended June, 2008 and 2007

(Unaudited)

(1)                                 Introduction and Basis of Presentation

Western Sizzlin Corporation is a holding company which owns a number of subsidiaries, with its primary business activities conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate restaurants. Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, it has recently made selective investments in other companies.  At June 30, 2008, the Company had 111 franchised, 5 Company-operated and 1 joint venture restaurant operating in 19 states.

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

Certain reclassifications have been made to the 2007 consolidated statements of operations and cash flows to place them on a basis comparable with 2008 information.  The reclassifications have had no impact on net income or equity.

(2)                                 Stock Options

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan. Options are no longer granted under the 1994 Plan; however, 7,500 options granted to James C. Verney under the plan were exercised in the second quarter ended June 30, 2008.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.

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

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows.  SFAS No. 123R requires that such benefits be recognized as a financing cash flow.  The benefits of tax deductions in excess of recognized stock compensation expense for the three and six months ended June 30, 2008 and 2007 were immaterial.

There were 1,000 stock options granted during the six month period ended June 30, 2007, all at an estimated fair value of $5.92.  There were no stock options granted during the six month period ended June 30, 2008.  The total value of shares vested (and related compensation expense) during the six month periods ended June 30, 2008 and 2007 was $0 and $5,920, respectively.

The fair values of options granted during the six months ended June 30, 2007 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

Expected term (years)	5
Risk-free interest rate	4.50%
Volatility	78.83%
Dividend yield	—

The following table summarizes stock options outstanding as of June 30, 2008, as well as activity during the six month period then ended:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2007	36,000	$7.10	5.85	$374,264
Granted	—	—	—	—
Exercised	8,500	6.95	—	—
Expired/Forfeited	—	—	—	—
Balance, June 30, 2008	27,500	$7.15	5.15	$211,418

All options outstanding at June 30, 2008 are fully vested and exercisable.  At June 30, 2008, there were 40,000 shares available for future grants under the plans; however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.

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

The Company completed its exchange offer for shares of ITEX Corporation on May 13, 2008.  A total of 864,487 shares of ITEX common stock were validly tendered.  The Company has issued 57,196 shares of common stock in exchange for ITEX shares tendered, based upon the exchange ratio of one share of ITEX common stock for ..06623 shares of the Company’s common stock as set forth in the tender offer. After the completed exchange, the Company owns 1,565,201 shares of ITEX common stock, which represents approximately 9% of ITEX’s total outstanding stock.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation as of June 30, 2008 and December 31, 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008:	$1,409,003	$—	$186,402	$1,222,601

December 31, 2007:	$605,689	$128,845	$—	$734,534

There were no realized gains or losses from marketable equity securities held by Western Sizzlin Corporation for the three or six months ended June 30, 2008 and 2007.  Management has also evaluated unrealized losses on marketable equity securities held by Western Sizzlin Corporation to determine if such impairment is other than temporary, and has concluded that they are temporary as of June 30, 2008 and that the Company has the ability and the intent to hold such securities until they recover their value.  In the event management concludes in future periods that such losses are other than temporary, a charge will be taken in the statement of operations to reduce the cost of the securities to their fair value.

In April 2007, the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, L.P., a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund.  During the third quarter of 2007, the Company contributed cash along with its holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, L.P.  During the third and fouth quarters of the year ended December 31, 2007, cash contributions from outside investors of $2,225,000 were made to the limited partnership.  During the six months ended June 30, 2008, cash contributions from outside investors of $540,000 were made to the limited partnership.

As of June 30, 2008, Western Investments, Inc. owned 85.36% of Western Acquisitions, L.P.  As such, Western Acquisitions, L.P. has been consolidated into the accompanying financial statements with the 14.64% ownership by minority limited partners presented as minority interest on the accompanying consolidated balance sheet as of June 30, 2008.   Western Acquisitions, L.P. is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, L.P. pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.  Net unrealized losses in marketable securities held by the limited partnership totaled $6,443,124 and $-0- for the six month periods ended June 30, 2008 and 2007, respectively.

Following is a summary of marketable equity securities held by Western Acquisitions, L.P. as of June 30, 2008 and December 31, 2007, of which all are in the United States:

	As of June 30, 2008		As of December 31, 2007
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$19,159,412	$9,833,940	$17,902,714	$15,046,851
Other	136,999	140,304	138,660	115,480

Total marketable equity securities	$19,296,411	$9,974,244	$18,041,374	$15,162,331

Realized gains, net, and net change in unrealized losses from marketable equity securities held by Western Acquisitions, L.P. were as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Realized gains	$2,104	$—
Realized losses	(1,350)	(39,852)
Net realized loss on sales of marketable securities	$754	$(39,852)

Net unrealized losses on marketable securities held by limited partnership	$(2,280,461)	$(6,443,124)

(4)                                 Investment in Real Estate

On December 13, 2007, Western Real Estate, L.P., a newly-formed Delaware limited partnership, managed by Western Properties, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company, purchased approximately 23 acres of real property located in Bexar County, Texas, from unaffiliated third parties.  Western Properties, Inc. serves as the general partner of Western Real Estate, L.P., which intends to operate as a private real estate investment fund.  Land held for investment by Western Real Estate, L.P. at December 31, 2007 and June 30, 2008 of $3,745,152 is recorded at cost. The land was originally purchased using available cash and a $2,000,000 draw on the Company’s existing line of credit.  On February 1, 2008, the purchase was refinanced through the issuance of a note payable of  $2,641,220, secured by the land held for investment.   Interest accrues on the unpaid principal balance at prime minus 0.5%, or 4.50% as of June 30, 2008 with one payment of principal of $264,122 due on January 29, 2009, and all remaining principal and accrued interest due on January 30, 2010.

(5)                                 Goodwill and Other Intangible Assets

The Company conforms to the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.  Under SFAS 142, goodwill is reviewed for impairment and written down and charged to results of operations when carrying amount exceeds estimated fair value. The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

There were no changes in the net carrying amount of goodwill for the three and six months ended June 30, 2008 and 2007.

Amortizing Intangible Assets

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.  There were no impairments to amortizing intangible assets in the six month period ended June 30, 2008 and 2007, respectively.

	As of June 30, 2008
	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise royalty contracts	$9,454,431	15.0 yrs.	$9,139,283

Aggregate amortization expense for amortizing intangible assets for the three and six month periods ended June 30, 2008 was $157,574 and $315,148, respectively.  Aggregate amortization expense for amortizing intangible assets for the three and six month periods ended June 30, 2007 was $157,574 and $315,148, respectively. Estimated amortization expense is $630,296 for the year ended December 31, 2008, at which time the franchise royalty contracts will be fully amortized.

(6)                                 Stockholders’ Equity

The Board of Directors approved a share repurchase program on June 24, 2008 authorizing the Company to repurchase up to 500,000 shares of the Company’s common stock commencing June 25, 2008 at prices set as the Company’s management deems appropriate.  The program can be suspended or terminated at any time without prior notice, but in any event shall terminate no later than June 25, 2009.  No repurchases were consummated during the period covered by this report.

During the quarter ended June 30, 2008, the Company issued 57,196 shares of common stock in exchange for 864,487 shares of ITEX Corporation common stock related to the exchange offer.  The fair value of the Company’s common stock issued was recorded at the closing market price of $14.00 per share on May 13, 2008, the expiration date of the tender offer.

(7)                                 Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As of June 30, 2008, the Company has a recorded liability of $16,829, including interest of $7,808, for such uncertain tax positions.  The recorded liability was reduced by $11,627 during the six months ended June 30, 2008, as the Company continues to settle its estimated obligations for lesser amounts.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of a valuation allowance of approximately $2,256,000 and $0 at June 30, 2008 and 2007, respectively, related to the unrealized losses of marketable securities.  The provision for deferred income taxes for the three and six month periods ended June 30, 2008 includes a provision for the valuation allowance of $752,000 and $2,065,000, which increased the Company’s effective tax rate for the periods.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three months ended June 30, 2008
Net loss — basic	$(1,956,024)	2,730,236	$(.72)
Net loss — diluted	$(1,956,024)	2,730,236	$(.72)

Three months ended June 30, 2007
Net income — basic	$232,163	1,792,574	$.13
Net income — diluted	$232,163	1,801,502	$.13

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Six months ended June 30, 2008
Net loss — basic	$(5,807,019)	2,713,431	$(2.14)
Net loss — diluted	$(5,807,019)	2,713,431	$(2.14)

Six months ended June 30, 2007
Net income — basic	$382,120	1,790,319	$.21
Net income — diluted	$382,120	1,796,855	$.21

For the three and six month periods ended June 30, 2008, the Company excluded from the loss per share calculation all common stock equivalents because the effect on loss per share was anti-dilutive.

(9)                                 Reportable Segments

The Company has organized segment reporting with additional information to reflect how the Company views its business activities.  The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Investment Activity segment consists of investment activities and certain direct expenses associated with investment-related legal matters. The Company does not allocate certain expenses to any business segment.  These costs include expenses of the following functions: legal, accounting, stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These unallocated expenses are designated as unallocated corporate expenses. Certain other expenses (such as sublease property expense, impairment and other charges, gains on settlement of insurance claims, and corporate litigation fees and expenses) are also not allocated to any reportable segment.

The following table summarizes reportable segment information:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
Revenues from reportable segments:
Restaurants	$3,490,292	$3,542,157	$6,616,402	$6,590,457
Franchising	1,071,936	1,148,414	2,121,077	2,229,804
Total revenues	$4,562,228	$4,690,571	$8,737,479	$8,820,261
Depreciation and amortization:
Restaurants	$97,750	$100,304	$197,107	$200,799
Franchising	165,863	165,370	331,508	330,809
Total depreciation and amortization	$263,613	$265,674	$528,615	$531,608

Income (loss) from restaurant and franchise operations:
Restaurants and equity in joint venture	$388,407	$439,920	$590,326	$534,802
Franchising	596,687	623,286	1,175,648	1,250,328
Subleased properties and other unallocated expenses	(58,168)	(24,992)	(223,255)	(44,636)
Corporate	(431,445)	(580,244)	(915,695)	(968,847)
Total income from restaurant and franchise operations:	$495,481	$457,970	$627,024	$771,647

Loss from investment activities:
Net realized gains (losses) on sales of marketable securities	$754	$—	$(39,852)	$—
Net unrealized losses on marketable securities held by limited partnership	(2,280,461)	—	(6,443,124)	—
Expenses of investment activities	(468,406)	(74,510)	(968,673)	(136,407)
Total income (loss) from investment activities	$(2,748,113)	$(74,510)	$(7,451,649)	$(136,407)

Interest Expense:
Restaurants	$15,748	$19,727	$54,195	$40,051
Total interest expense	$15,748	$19,727	$54,195	$40,051
Interest Income:
Corporate	$11,503	$13,775	$32,367	$30,353
Total interest income	$11,503	$13,775	$32,367	$30,353

	June 30,	December 31,
	2008	2007
Total assets:
Restaurants	$5,936,974	$6,032,635
Franchising	2,291,983	2,803,432
Corporate	1,309,864	2,030,988
Investment activities	15,696,389	19,642,017
Total assets	$25,235,210	$30,509,072

	June 30	December 31,
	2008	2007
Total goodwill:
Restaurants	$3,540,200	$3,540,200
Franchising	770,000	770,000
Total goodwill	$4,310,200	$4,310,200

(10)        Fair Value Measurement

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

At June 30, 2008, the Company’s investments in marketable securities are carried at fair value, based on quoted market prices, in the consolidated balance sheets and are classified within Level 1 of the fair value hierarchy.

There have been no other material changes to the Company’s significant accounting policies and estimates from the information provided in Form 10-K, as amended, for the fiscal year ended December 31, 2007.

(11)                          Commitments and Contingencies

Commitments

Western Investments, Inc. is the general partner of Western Acquisitions, L.P.  Limited partnership interests in Western Acquisitions, L.P. are either Class A or Class B.  The classes are identical except that Class A interests must be held for two years, whereas Class B interests are held for five years.  Additionally, Western Investments, Inc., will, at the end of the five year period, reimburse the holders of Class B interests for the first 30% of any cumulative net losses they may suffer.  As of June 30, 2008, Western Acquisitions, L.P., did not have any limited partners holding Class B interests.  As of June 30, 2008 and December 31, 2007, minority limited partners holding Class A interests held 14.64% and 12.43% ownership, respectively.

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

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single ten year lease agreement.  The Company occupied these locations for a period of time, but before the end of the lease, subleased each of these premises to various operators.  The ten year lease agreement expired on June 30, 2006.   In the lawsuit the plaintiffs sought recovery of alleged damages for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  On February 12, 2008, this case came before the Court for trial. On February 20, 2008, a 12 member jury returned a plaintiffs’ verdict in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment on the jury’s verdict in the case against the Company in the amount of $689,666 plus plaintiff’s legal costs.  The Company has appealed the verdict and the judgment issued on it.   If the verdict is affirmed, the judgment will include interest accrued while the case is on appeal.  The appeal should be decided by the appropriate appellate court in Arkansas sometime in late 2008 or early 2009.   There has been no change in the Company’s loss contingency accrual of $900,000 since December 31, 2007.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(12)                          Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheets at June 30, 2008 and December 31, 2007.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income of the joint venture is reported in the accompanying statements of operations as equity in earnings of unconsolidated joint venture.

Financial Data

The following is selected financial information for the joint venture as of and for the three and six month periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$1,218,393	$1,257,868	$2,423,335	$2,586,993
Cost of food	496,971	530,927	986,474	1,126,420
Payroll expense	347,202	372,578	700,542	793,397
Gross profit	374,220	354,363	763,319	667,176
Marketing and operating expense	43,283	54,524	91,051	102,292
General and administrative	112,424	121,805	224,092	293,533
Depreciation and amortization	50,549	50,622	100,919	100,321
Interest	53,282	56,376	107,364	111,872
Net income	122,667	103,946	214,653	131,349

			June 30, 2008	June 30, 2007
Balance Sheet Data:
Cash			$193,635	$188,352
Prepaid expenses			16,854	16,906
Inventory			20,421	20,838
Land, equipment and building improvements, net			3,657,761	3,847,166
Loan costs, net			11,183	12,708
Total assets			3,900,776	4,088,978
Loan payable			3,046,061	3,226,761
Accounts payable and accrued expenses			204,745	267,172
Members’ equity			604,644	366,308

(13)         Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. The Company applied the provisions of FSP FAS 157-2, Effective Date of FASB Statement 157, which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 28, 2008.  The nonfinancial assets for which we have deferred adoption include goodwill and long-lived assets.  The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis in the first quarter of 2009 and is still evaluating the impact on the Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”), and Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of  ARB No. 51 (“SFAS 160”).  These new standards will significantly change the accounting for and reporting for business combinations and noncontrolling (minority) interests in consolidated financial statements.  SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  These standards will impact the Company if it completes an acquisition or obtains additional minority interests after the effective date.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in consolidated financial statements. Among other requirements, this statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  The Company is required to adopt SFAS 160 in the first quarter of 2009 and is currently evaluating the impact of adopting SFAS 160 on its Consolidated Financial Statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements.

On August 11, 2008, the Company opened up a new Company-operated restaurant in Tupelo, Mississippi under the newly developed concept, Western Sizzlin Express. Western Sizzlin Express is a smaller, full service restaurant with high quality, simpler menu created to turn tables faster in an efficient and pleasing environment. The Company is marketing this concept as a lower cost investment to prospective franchises.

(14)                         Subsequent Events

On July 9, 2008, the Company issued common stock to complete an acquisition of a controlling interest in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s newly-formed wholly-owned subsidiary, Western Mustang Holdings, LLC.  The aggregate purchase price was $1,050,241, which consisted of $300,000 in cash, and 54,563 shares of common stock issued at a per share price of $13.75.

On July 23, 2008, the Company entered into a severance and release agreement with an employee who held the position of President and Chief Executive Officer of Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc.  Under the agreement, the Company agreed to pay severance equal to the employee’s base pay, $210,000, in bi-weekly installments through August 19, 2009.  In addition, the Company will reimburse monthly health coverage premium payments through August 2009.

On August 11, 2008, the Company opened up a new Company-operated restaurant in Tupelo, Mississippi under the newly developed concept, Western Sizzlin Express. Western Sizzlin Express is a smaller, full service restaurant with a high quality, simpler menu created to turn tables faster in an efficient and pleasing environment. The Company is marketing this concept as a lower cost investment to prospective franchisees.

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

Western Sizzlin Corporation is a holding company owning subsidiaries engaged in a number of diverse business activities.  The Company’s primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate 117 restaurants in 19 states, including five Company-owned, 111 franchise restaurants, and one joint venture restaurant.  The Company currently operates and/or franchises the following concepts:  Western Sizzlin, Western Sizzlin Wood Grill, Western Sizzlin Express, Great American Steak & Buffet, and Quincy Steakhouses.

The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., Western Properties, Inc., a majority-owned limited partnership, Western Acquisitions, L.P., and a solely-owned limited partnership, Western Real Estate, L.P.  Unless otherwise noted, all entities are referred to collectively as the “Company”.

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

The Company seeks to invest, at the holding company and through subsidiaries, including Western Acquisitions, L.P., in stocks of businesses at prices below their intrinsic business value.  The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of these investments are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio.  A significant decline in the price of major investments may produce a large decrease in the Company’s net earnings and its stockholders’ equity (See Note 3 to the consolidated financial statements).

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

The Company completed its exchange offer for shares of ITEX Corporation on May 13, 2008.  A total of 864,487 shares of ITEX common stock were validly tendered.  The Company has issued 57,196 shares of common stock in exchange for ITEX shares tendered, based upon the exchange ratio of one share of ITEX common stock for .06623 shares of the Company’s common stock as set forth in the tender offer. After the completed exchange, the Company owns 1,565,201 shares of ITEX common stock, which represents approximately 9% of ITEX’s total outstanding stock.

On July 9, 2008, the Company completed an acquisition of controlling interest in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s newly-formed wholly-owned subsidiary, Western Mustang Holdings, LLC.  The aggregate purchase price was $1,050,241, which consisted of $300,000 in cash, and 54,563 shares of common stock issued at a per price share of $13.75. Mustang Capital Advisors currently manages approximately $55 million in assets through its funds and managed accounts. The acquisition will be accounted for as a purchase under GAAP and as a result, Mustang Capital Advisors will be consolidated into the Company’s financial statements.

On August 11, 2008, the Company opened up a new Company-operated restaurant in Tupelo, Mississippi under the newly developed concept, Western Sizzlin Express. Western Sizzlin Express is a smaller, full service restaurant with a high quality, simpler menu created to turn tables faster in an efficient and pleasing environment. The Company is marketing this concept as a lower cost investment to prospective franchisees.

Results of Operations

Net loss for the three and six months ended June 30, 2008 was ($1,956,024) and ($5,807,019) compared to net income of $232,163 and $382,120 for the three and six months ended June 30, 2007.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,,
	2008	2007	2008	2007
Revenues:
Company-operated restaurants	76.5%	75.5%	75.7%	74.7%
Franchise operations	23.5	24.5	24.3	25.3
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	54.6	52.8	55.0	53.8
Restaurant occupancy and other	12.6	12.3	13.0	13.4
Franchise operations — direct support	6.8	7.1	7.0	6.9
Subleased restaurant property expenses	.8	.5	.7	.5
Corporate expenses	9.4	12.4	10.5	11.0
Depreciation and amortization expense	5.8	5.7	6.1	6.0
Corporate litigation fees and expenses	.5	.5	1.8	.4
Total costs and expenses — restaurant and franchise operations	90.5	91.3	94.1	92.0

Equity in income of joint venture	1.3	1.1	1.2	.7
Income from restaurant and franchise operations	10.8	9.8	7.1	8.7
Net unrealized losses on marketable securities held by limited partnership	(50.0)	—	(73.7)	—
Net realized gain (loss) on sales of marketable securities	—	—	(.5)	—
Expense of investment activities	(10.3)	(1.6)	(11.1)	(1.5)
Loss from investment activities	(60.3)	(1.6)	(85.3)	(1.5)
Other income (expense):
Interest expense	(.3)	(.5)	(.6)	(.5)
Interest income	.3	.4	.4	.3
Other, net	—	—	—	(.1)
Total other income (expense), net	—	(.1)	(.2)	(.1)

Income (loss) before income tax expense and minority interest	(49.5)	8.1	(78.4)	7.1
Income tax expense (benefit)
Current	.4	.2	.2	.2
Deferred	.9	2.9	(1.2)	2.6
Total income tax expense (benefit)	1.3	3.1	(1.0)	2.8
Minority interest in net loss of limited partnership	7.9	—	10.9	—
Net income (loss)	(42.9)%	5.0%	(66.5)%	4.3%

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5	5	5
Opened	—	—	—	—
Closed	—	—	—	—
Franchised	—	—	—	—
End of period	5	5	5	5
Number of U.S. Franchised Restaurants:
Beginning of period	115	121	116	123
Opened	—	—	—	—
Closed	(4)	(2)	(5)	(4)
End of period	111	119	111	119
Number of Joint Venture Restaurants:
Beginning of period	1	1	1	1
Opened	—	—	—	—
Closed	—	—	—	—
End of period	1	1	1	1

Revenues

Total revenues decreased 2.7% to $4.56 million for the three months ended June 30, 2008 from $4.69 million for the comparable three months ended June 30, 2007. Total revenues decreased 0.9% to $8.74 million for the six months ended June 30, 2008 from $8.82 million for the comparable six months ended June 30, 2007. Company-operated restaurant revenues decreased 1.5% to $3.49 million for the three months ended June 30, 2008 as compared to $3.54 million for the comparable three months ended June 30, 2007. Company-operated restaurant revenues increased 0.4% to $6.62 million for the six months ended June 30, 2008 as compared to $6.59 million for the comparable six months ended June 30, 2007.  Same store sales for company restaurants experienced a decrease of 1.5% for the three months ended June 30, 2008 and a slight increase of 0.4% for the six months ended June 30, 2008. Franchise revenues decreased 6.7% to $1.07 million for the three months ended June 30, 2008 as compared to $1.15 million for the comparable three months ended June 30, 2007. Franchise revenues decreased 4.9% to $2.12 million for the six months ended June 30, 2008 as compared to $2.23 million for the comparable six months ended June 30, 2007.  The overall decrease in franchise revenues is attributable to fewer franchised units in the system at June 30, 2008 as compared to June 30, 2007.  Same store sales at franchise operations for the three and six months ended June 30, 2008, experienced an overall decrease of 2.14% and 1.68%, respectively.

Costs and Expenses —company-operated restaurants and franchise operations

Costs of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $13,500 (0.5%) to $2.49 million for the three months ended June 30, 2008 from $2.48 million for the three months ended June 30, 2007.   These costs for the three month period as a percentage of Company-operated restaurants revenue were 71.4% and 70.0% for the three months ended June 30, 2008 and 2007, respectively.  Costs of Company-operated restaurants increased $60,700 (1.3%) to $4.80 million for the six months ended June 30, 2008 from $4.74 million for the six months ended June 30, 2007.   These costs for the six month period as a percentage of Company-operated restaurants revenue were 72.6% and 71.9% for the six months ended June 30, 2008 and 2007, respectively.  These costs have increased due to the rising costs of commodities.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased slightly by $2,000 (0.3%) for the three months ended June 30, 2008 versus the prior year’s comparable period. These costs for the three month period increased as a percentage of Company-operated restaurant revenues from 16.3% in 2007 to 16.4% in 2008.  Restaurant occupancy and other decreased by $45,000 (3.8%) for the six months ended June 30, 2008 versus the prior year’s comparable period.  These costs for the six month period decreased as a percentage of Company-operated restaurant revenues from 17.9% in 2007 to 17.1% in 2008.

Cost of franchise operations direct support expense decreased by $23,000 and increased by $7,400 for the three and six months ended June 30, 2008 versus the prior years’ comparable periods.  The increase for the six months ended June 30, 2008 was largely attributable to increased spending in franchise development for franchise sales, development of a new concept, and scheduled new openings in 2008.

Subleased properties include net costs associated with subleasing former Company-operated restaurants and maintenance of vacant premises.  These expenses increased by $12,000 and $20,000 for the three and six months ended June 30, 2008 versus the prior year’s comparable period.  The increase was largely attributable to inflationary increases in costs associated with vacant properties as well as the cost of maintaining the properties. Current subleasing arrangements are scheduled to expire by the end of 2008.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses decreased by $149,000 and $53,000 for the three and six month periods ended June 30, 2008 versus the prior year’s comparable periods.  The decreases are a result of managing expenses at the corporate level and making adjustments where needed, offset by additional spending in 2008 in accounting and legal associated with financial reporting assistance and fees associated with listing on the NASDAQ capital market.

Depreciation and amortization expense for 2008 were comparable to 2007.

Corporate litigation fees decreased by $7,000 for the three months ended June 30, 2008 versus the prior year’s comparable period and increased $117,000 for the six months ended June 30, 2008 versus the prior year’s comparable period.  The six months ended June 30, 2008 increase is due to increased legal fees associated with the trial and appeal of the Company’s lawsuit in Little Rock, Arkansas.  (See Note 11 to the Consolidated Financial Statements).

Equity in income of Joint Venture

Equity in income of joint venture increased $9,000 and $42,000 for the three and six months ended June 30, 2008 versus the prior year’s comparable periods, due to better operating performance of the restaurant during 2008.  (See Note 12 to the Consolidated Financial Statements)

Income (Loss) from Investment Activities

Investment activities include net realized gains (losses) on sales of marketable securities of $800 and ($40,000) for the three and six months ended June 30, 2008, respectively and net unrealized losses on marketable securities held by the limited partnership, Western Acquisitions, L.P., of $2.3 million and $6.4 million for the three and six months ended June 30, 2008, respectively.  Expenses associated with investment activities were $350,000 and $75,000 for the three months ended June 30, 2008 and 2007, respectively, and $850,000 and $136,000 for the six months ended June 30, 2008 and 2007, respectively.  The increase in expenses for 2008 versus the prior year’s comparable periods are attributable to expenses associated with the Steak n Shake proxy contest during the fourth quarter of 2007 and first quarter of 2008, the ITEX tender offer, and other investment related activities.  Subsequent to the period covered by this report, on August 8, 2008, Steak n Shake reimbursed the Company $332,750 for certain expenses associated with the proxy contest.  There were no management fees charged or collected by the limited partnership from outside investors in 2008 or 2007.  Future management fees will depend on portfolio performance.

On June 19, 2008, the Board of Directors of The Steak n Shake Company appointed Sardar Biglari as Executive Chairman of the Board, effectively immediately.  Subsequent to the period covered by this report, on August 5, 2008, Mr. Biglari was appointed Chief Executive Officer of The Steak n Shake Company. As a result of Mr. Biglari’s recent appointment to the position of Chief Executive Officer as well as his and Dr. Cooley’s membership on the Steak n Shake Board of Directors, management believes that the recently announced restructuring efforts underway at Steak n Shake are positive steps toward rebuilding value for all of its stockholders.

Other Income (Expense)

Interest expense decreased $4,000 and increased $14,000 for the three and six months ended June 30, 2008 over the comparable period in 2007.  The increase in the six months ended June 30, 2008 is due to interest associated with the line of credit and land purchase.  Interest income fluctuates according to the levels of available cash balances.

Other income decreased by $900 and $4,000 for the three and six months ended June 30, 2008 over the comparable periods in 2007.

Income Tax Expense

Income tax expense is directly affected by the levels of pretax income and the valuation allowance established on deferred tax assets. The Company’s effective tax rate was 2.6%  and 38.6%  for the three months ended June 30, 2008 and 2007, respectively and (1.3)% and 39.3% for the six months ended June 30, 2008 and 2007, respectively.  The provisions for deferred income taxes for the three and six month periods ended June 30, 2008 includes provisions for the valuation allowance of $752,000 and $2,065,000, respectively, which increased the Company’s effective tax rate for the periods.

Cash and Cash Equivalents

As of June 30, 2008, the Company had $639,000 of cash and cash equivalents which is comparable to $727,000 as of December 31, 2007.

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

Operating Activities and Cash Flows

The Company used approximately $1.2 million and provided for $446,000 in operating cash flows for the six months ended June 30, 2008 and 2007, respectively, including the purchase of marketable securities of $1.4 and $833,000 in the six months ended June 30, 2008 and 2007, respectively.  Net unrealized losses on marketable securities were $6.4 million and $0 for the six months ended June 30, 2008 and 2007, respectively. The Company’s primary source of operating cash flows is the operating profits generated from Company’s restaurant and franchise operations.  Adjustments to reconcile net income (loss) to net cash provided by restaurant and franchise activities were approximately $695,000 and $897,000 for the six months ended June 30, 2008 and 2007, respectively.  Adjustments to reconcile net income (loss) to net cash used in investment activities were approximately $3.9 million and ($833,000) for the six months ended June 30, 2008 and 2007, respectively.

Investing Activities

The Company’s investing activities on its statements of cash flows are related to improvements to its operating properties.  Prior to 2007, the Company considered purchases and sales of marketable securities to be investing activities; however, during the fourth quarter of 2007 with the expanded investment activities of the Company, and more specifically the organization of Western Acquisitions, L.P. and the investment of minority limited partner interests, the Company began to consider such activities to be operating activities of the Company.  This presentation is consistent with the guidance in the AICPA’s Audit and Accounting Guide, Investment Companies.

During the six months ended June 30, 2008 and 2007, the Company spent $12,000 and $14,000 on capital expenditures on Company restaurants.

Financing Activities

The Company made scheduled payments on long-term debt of $68,000 and $80,000 for the six months ended June 30, 2008 and 2007, respectively.  Also during 2008, $59,000 was received from the exercise of stock options, proceeds of $2.6 million were received from the issuance of a note payable, capital contributions of $540,000 were received from minority interests in the limited partnership, and payment of $2 million was made on the line of credit.  During 2007, $85,000 was received from the exercise of stock options.

Certain notes payable require pre-payment premiums in certain circumstances.  In addition, certain notes payable contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain Company-operated restaurants that collateralize the notes payable. At June 30, 2008, the Company was in compliance with all covenants on the notes payable.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of June 30, 2008:

	Payment due by period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Totals
Long-term debt	$50,908	$109,803	$121,385	$134,189	$148,342	$52,606	$617,233
Promissory note — land held for investment	—	264,122	2,377,098	—	—	—	2,641,220
Operating leases, net (1)	350,513	634,425	623,880	357,611	399,171	1,171,994	3,537,594
Interest expense (2)	30,014	97,041	40,459	27,655	13,501	1,101	209,771
Tax obligations (3)	16,829	—	—	—	—	—	16,829
Totals	$448,264	$1,105,391	$3,162,822	$519,455	$561,014	$1,225,701	$7,022,647

(1)             Operating lease commitments are presented net of sublease rentals.  Gross operating lease commitments for the periods above aggregate to approximately $3.8 million, offset by sublease rentals for the same periods of approximately $27,000.

(2)             Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.  Interest on the Company’s variable rate debt is based on the interest rate in effect at June 30, 2008.

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

For additional information regarding the impact of recently issued accounting standards, see Note 13 of Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Investments

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  Fair value is determined through the use of quoted market values on national exchanges.  Management has also evaluated unrealized losses on marketable equity securities held by Western Sizzlin Corporation to determine if such impairment is other than temporary, and has concluded that they are temporary as of June 30, 2008 and that the Company has the ability and the intent to hold such securities until they recover their value.  In the event management concludes in future periods that such losses are other than temporary, a charge will be taken in the statement of operations to reduce the cost of the securities to their fair value.

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

Long-lived Assets, Franchise Royalty Contracts and Goodwill

The Company views the determination of the carrying value of long-lived assets, franchise royalty contracts and goodwill as critical accounting estimates since it must evaluate the estimated economic useful life in order to properly depreciate or amortize its long-lived assets and franchise royalty contracts and because it must consider if the value of any of our long-lived assets have been impaired, requiring adjustments to the carrying value.  Goodwill is not subject to amortization but is subject to at least an annual impairment test to determine if the carrying amount exceeds its fair value.

Economic useful life is the duration of time the asset is expected to be productively employed, which may be less than its physical life.  The estimated economic useful life of an asset is monitored to determine if it continues to be appropriate in light of changes in business circumstances.

The Company must also consider whether long-lived assets (including property and equipment and intangible assets) have been impaired to the extent that it must recognize a loss on such impairment, including goodwill impairment. The Company evaluates long-lived assets for impairment at the restaurant and franchise levels on an annual basis or whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of each level of assets based on the operating cash flows of the restaurant and franchise operations and the plans for each restaurant unit or franchisee contract. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing the assessment, the Company must make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, the Company writes the assets down to their fair value. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.  There were no impairment changes for the quarters ended June 30, 2008 and 2007, respectively.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter of each year, or more frequently if an event occurs that triggers an interim impairment test.  The Company determines the fair values of its reporting units using the discounted cash flow method.  This method uses projections of cash flows from each of the reporting units.  Several of the key assumptions in estimating future cash flows include periods of operations, projections of operating profits, and weighted average cost of capital.  These assumptions are derived from internal budgets and consideration of available market data.  The factors which contribute the greatest variability in the Company’s estimates of fair values are the weighted average cost of capital and estimates of future operating profits.  The Company currently has goodwill of $770,000 related to the franchising reporting unit and $3.5 million allocated to the restaurant reporting unit.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2008, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities, interest rates related to certain debt obligations, and commodity risks.

Market Price Risk

The Company’s marketable securities are currently concentrated in a few investments. A change in market prices exposes the Company to market risk related to the investments in marketable securities.  As of June 30, 2008, the Company held $21 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $2.1 million unrealized losses and a corresponding decline in their fair values at June 30, 2008.  This hypothetical decline would not affect the Company’s cash flows unless the securities were disposed of.

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

The table below provides information about debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Debt obligations held for other than trading purposes at June 30, 2008 (dollars in thousands):

EXPECTED MATURITY DATE

	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value
Long-term debt:
Fixed Rate	$51	$110	$121	$134	$148	53	$617	$690
Average Interest Rate	10.07%	10.07%	10.07%	10.07%	10.07%	10.07%	10.07%
Variable Rate Prime minus .5%	0	264	2,377	0	0	0	2,641	$2,641

Interest on the Company’s variable rate debt is based on the interest rate in effect at June 30, 2008.

Item 4T.  Controls and Procedures

The Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on its evaluation as of December 31, 2007, the Company concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed in the Annual Report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K due to the material weaknesses discussed below. These weaknesses have been addressed as of June 30, 2008 and the effectiveness of the disclosure controls and procedures is considered effective.

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

Subsequent to year end, the Company implemented several important changes in its internal controls, including additional procedures over the identification of accounting issues, consultation with outside accountants, and review and evaluation of the accounting for significant transactions.  As a result of the changes, management has concluded the control deficiencies have been remediated and that controls are effective as of June 30, 2008.

There were no other changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the evaluation process was completed as of June 30, 2008.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In addition to those proceedings discussed in Note 11 in the Company’s Consolidated Financial Statements, the Company is involved in various other claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of the management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 1A. Risk Factors

An investment in the common stock of any company involves a degree of risk.  Investors should consider carefully the risks and uncertainties described in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations.  The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations for company operations, as well as franchised operations.  The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 1, 2008, Messers. Biglari and Dash, who together owned a total of 1,567,748 shares or approximately 56% of the Company’s total issued and outstanding common stock, submitted their consents to a resolution to amend and restate Article IV of the Company’s Restated Certificate of Incorporation, as previously amended.  As amended and restated, the number of authorized shares of common stock will  increase from 4,000,000 shares, par value $0.01, to 10,000,000 shares, par value $0.01.

Item 6.    Exhibits:

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

Date: August 14, 2008

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.