Form 10-Q
period 2008-09-30
WESTERN SIZZLIN CORP
filed 2008-11-14
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008, or

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
☐ Yes ☒ No

As of November 15, 2008, there were 2,831,884 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Nine Months Ended September 30, 2008

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$745,414	$727,378
Money market investments	3,758,124	—
Trade accounts receivable, net of allowance for doubtful accounts of $284,990 in 2008 and $198,425 in 2007	956,128	994,085
Current installments of notes receivable, less allowance for impaired notes of $62,926 in 2008 and $50,904 in 2007	175,523	219,501
Other receivables	69,809	132,283
Income taxes receivable	131,713	90,161
Inventories	87,845	73,017
Prepaid expenses	221,859	228,396
Deferred income taxes	512,404	404,334
Total current assets	6,658,819	2,869,155
Notes receivable, less allowance for impaired notes receivable of $6,980 in 2008 and $15,501 in 2007, excluding current installments	483,701	625,231
Property and equipment, net	1,588,752	1,877,694
Investment in real estate	3,745,152	3,745,152
Investments in marketable securities	20,663,013	15,896,865
Franchise royalty contracts, net of accumulated amortization of $9,296,857 in 2008 and $8,824,135 in 2007	157,574	630,296
Goodwill	6,415,262	4,310,200
Financing costs, net of accumulated amortization of $194,304 in 2008 and $192,832 in 2007	5,906	7,378
Investment in unconsolidated joint venture	305,581	304,996
Deferred income taxes	336,388	235,655
Other assets	12,516	6,450
	$40,372,664	$30,509,072
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable — line of credit	$—	$2,000,000
Due to broker	51,611	342,022
Current installments of long-term debt	107,084	118,783
Current installment of long-term debt, secured by land held for investment	264,122	—
Accounts payable	646,099	733,983
Accrued expenses and other	1,762,477	1,283,237
Total current liabilities	2,831,393	4,478,025

Long-term debt, excluding current installments	485,017	566,272
Long-term debt, secured by land held for investment, excluding current installments	2,377,098	—
Other long-term liabilities	1,294,855	89,039
	6,988,363	5,133,336

Minority interests	11,418,506	1,873,748
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 10,000,000 shares; issued and outstanding 2,831,884 in 2008 and 2,696,625 in 2007	28,320	26,967
Additional paid-in capital	22,235,872	20,415,785
Retained earnings	110,887	2,978,189
Accumulated other comprehensive income (loss) — unrealized holding gains (losses), net of taxes	(409,284)	81,047
Total stockholders’ equity	21,965,795	23,501,988
	$40,372,664	$30,509,072

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Company-operated restaurants	$3,434,035	$3,443,464	$10,050,437	$10,033,921
Franchise operations	1,001,102	1,078,551	3,122,179	3,308,355

Total revenues	4,435,137	4,522,015	13,172,616	13,342,276

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	2,607,642	2,488,441	7,410,127	7,230,221
Restaurant occupancy and other	629,125	596,834	1,762,936	1,775,585
Franchise operations — direct support	309,570	327,072	923,491	933,627
Subleased restaurant property expenses	362,766	27,890	427,257	72,526
Corporate expenses	725,693	435,751	1,641,389	1,404,599
Depreciation and amortization expense	258,062	265,527	786,676	797,134
Corporate litigation fees and expenses	4,056	36,375	162,820	78,487
Total costs and expenses — restaurant and franchise operations	4,896,914	4,177,890	13,114,696	12,292,179

Equity in income of joint venture	43,258	52,749	150,585	118,424
Income (loss) from restaurant and franchise operations	(418,519)	396,874	208,505	1,168,521

Investment advisory fee income	124,024	—	124,024	—
Net realized gain (loss) on sales of marketable securities	24,122	3,562,012	(15,730)	3,562,012
Net unrealized gains (losses) on marketable securities held by limited partnerships	3,255,469	—	(3,187,655)	—
Reimbursements (expenses) of investment activities, including interest of $30,374 and $84,060 for three and nine month periods ended September 30, 2008, respectively	174,318	(69,560)	(794,355)	(205,967)
Income (loss) from investment activities	3,577,933	3,492,452	(3,873,716)	3,356,045

Other income (expense):
Interest expense	(15,827)	(31,741)	(70,022)	(71,792)
Interest income	69,801	34,866	102,168	65,219
Other, net	(74)	2,166	118	6,364
Total other income (expense), net	53,900	5,291	32,264	(209)

Income (loss) before income tax expense and minority interest	3,213,314	3,894,617	(3,632,947)	4,524,357
Income tax expense (benefit):
Current	(19,877)	652,177	(5,256)	670,361
Deferred	(57,966)	769,817	(161,005)	999,253
Total income tax expense (benefit)	(77,843)	1,421,994	(166,261)	1,669,614
Minority interests	(351,444)	(508)	599,384	(508)
Net income (loss)	$2,939,713	$2,472,115	$(2,867,302)	$2,854,235
Earnings (loss) per share:
Net income (loss) basic	$1.04	$1.38	$(1.04)	$1.59
Net income (loss) diluted	$1.04	$1.37	$(1.04)	$1.58

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Total
Balances, December 31, 2007	2,696,625	$26,967	$20,415,785	$2,978,189	$81,047	$23,501,988
Net loss	—	—	—	(2,867,302)	—	(2,867,302)
Change in unrealized holding losses, net of taxes of $47,798	—	—	—	—	(490,331)	(490,331)
Comprehensive loss	—	—	—	—		(3,357,633)
Shares issued for Mustang Capital Advisors, LP acquisition	54,563	546	855,002	—	—	855,548
Shares issued for ITEX Corporation common stock	57,196	572	800,172	—	—	800,744
Stock options exercised	23,500	235	164,913	—	—	165,148
Balances September 30, 2008	2,831,884	$28,320	$22,235,872	$110,887	$(409,284)	$21,965,795

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$(2,867,302)	$2,854,235

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Restaurant and franchise activities:
Depreciation and amortization of property and equipment	311,447	321,289
Amortization of franchise royalty contracts and other assets	472,722	472,723
Amortization of finance costs	2,507	3,122
Provision for doubtful accounts	90,580	90,000
Equity in income of unconsolidated joint venture	(150,585)	(118,424)
Share-based compensation	—	5,920
Provision for deferred income taxes (benefit)	(206,303)	999,253
(Increase) decrease in current assets and other assets	138,866	300,619
Increase (decrease) in current liabilities and other liabilities	495,847	587,550
	1,155,081	2,662,052
Investment activities:
Decrease in money market investments	970,521	—
Realized (gains) losses on sales of marketable securities, net	15,730	(3,562,012)
Unrealized losses on marketable securities, net	3,187,655	—
Minority interest in net loss of subsidiaries	(599,384)	508
Proceeds from sales of marketable securities	4,293,837	12,089,784
Purchase of marketable securities	(6,746,944)	(14,089,140)
Purchase obligation – Mustang Capital Advisors, LP	(18,275)	—
Increase (decrease) in due from broker	—	(3,124,831)
Decrease in due to broker	(290,411)	—
Decrease in current liabilities	(128,807)	—
Provision for deferred income taxes	45,298	—
	729,220	(8,685,691)

Net cash used in operating activities	(983,001)	(3,169,404)

Cash flows used in investing activities:
Additions to property and equipment	(22,505)	(33,420)
Distribution from unconsolidated joint venture	150,000	—
Purchase of Mustang Capital Advisors, LP, net of cash acquired of $10,219	(379,872)	—

Net cash used in investing activities	(252,377)	(33,420)

Cash flows from financing activities:
Cash received from exercise of stock options	165,148	85,290
Proceeds from issuance of long-term debt	2,641,220	—
Payments on long-term debt	(92,954)	(120,775)
Payments on line of credit borrowings	(2,000,000)	—
Capital contributions from minority interests in limited partnership	540,000	1,500,000

Net cash provided by financing activities	1,253,414	1,464,515

Net increase (decrease) in cash and cash equivalents	18,036	(1,738,309)

Cash and cash equivalents at beginning of the period	727,378	2,344,644

Cash and cash equivalents at end of the period	$745,414	$606,335
Supplemental disclosure of cash flow information:
Cash payments for interest	$154,848	$72,794
Adoption of FIN-48 (non-cash)	$—	$118,375
Income taxes paid, net of refunds	$27,508	$41,681
Non-cash investing and financing activities:

Unrealized losses from marketable equity securities	$—	$(863,922)
Issuance of common stock for marketable securities	$800,744	$—
Issuance of common stock for ownership interest in Mustang Capital Advisors, LP	$855,548	$—

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Nine Months Ended September, 2008 and 2007

(Unaudited)

(1)           Introduction and Basis of Presentation

Western Sizzlin Corporation is a holding company which owns a number of subsidiaries, with its primary business activities conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate restaurants. Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, it has recently made selective investments in other companies.  At September 30, 2008, the Company had 106 franchised, 6 Company-operated and 1 joint venture restaurant operating in 19 states.

The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, The Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., Western Properties, Inc., a majority-owned limited partnership, Western Acquisitions, L.P, a solely-owned limited partnership, Western Real Estate, LP and Western Mustang Holdings, LLC (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(2)           Acquisition of Controlling Interests

On July 9, 2008, the Company completed an acquisition of  a 50.5% controlling interest in Mustang Capital Advisors, LP and a 51% controlling interest in its general partner, Mustang Capital Management, LLC, through the Company’s newly-formed wholly-owned subsidiary, Western Mustang Holdings, LLC.  Mustang Capital Advisors, LP, a Texas limited partnership, is a registered investment advisor, and is the investment advisor to, and the general partner of Mustang Capital Partners I, LP and Mustang Capital Partners II, LP (the “Funds”).  The Funds are private investment funds organized for the purpose of trading and investing in securities.  The aggregate purchase price was $1,245,640, which consisted of $300,000 in cash, $90,092 in transaction costs, and 54,563 shares of common stock issued at a per share price of $15.68. Mustang Capital Advisors, LP managed approximately $50 million in assets through its funds and managed accounts as of September 30, 2008. The value of the 54,563 common shares issued was determined based on the average market price of the Company’s common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced.  The acquisition is accounted for as a purchase under GAAP (Generally Accepted Accounting Principles) and as a result, Mustang Capital Advisors, LP and Mustang Capital Management, LLC is consolidated into the Company’s financial statements.  As a result of the acquisition, the Company expects to diversify its holdings in marketable securities and increase the cash flow stream into the Company.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of valuing certain purchase related intangibles regarding client relationships; thus the allocation of the purchase price is subject to refinement.

At July 9, 2008
Cash	$10,219
Money market investments of investment advisory segment	4,728,645
Investments in marketable securities	5,253,811
Other assets	451
Goodwill	2,105,062
Total assets acquired	12,098,188

Accrued expenses	35,839
Purchase obligation	1,155,879
Total liabilities assumed	1,191,718

Minority interests	9,660,830

Net assets acquired	$1,245,640

In the event of the death, disability, or removal of the minority interest holder of Mustang Capital Advisors, LP  (the “Partnership”) and of Mustang Capital Management, LLC, or at any time after the Company has received aggregate distributions from the Partnership and/or Mustang Capital Management, LLC equal to $1,050,241, any of such events being a “Put Event”, the Company has the obligation to purchase from the minority interest holder or his legal representative all of the minority interest holder’s ownership percentages, at a price and on terms contractually stipulated (the “Purchase Obligation”). Upon the occurrence of any Put Event, the Purchase Obligation shall equal the sum of the Applicable Amount and the Hypothetical Amount, as defined below.

The Applicable Amount means a dollar amount equal to the aggregate amount of assets under management by the Partnership at the date of the Put Event, multiplied by 5.074%, with such result multiplied by the minority interest holder’s ownership percentage at the date of the Put Event.  The Hypothetical Liquidation Amount means the amount expressed in dollars that the minority interest holder would receive if, on the date of the particular Put Event, the Partnership sold all of its tangible assets at their fair market values for cash, paid its liabilities and distributed the remaining amount to the partners.

At the date of settlement of the Purchase Obligation, the Applicable Amount shall be settled by payment of 28.56% in cash and 71.44% in common stock of Western Sizzlin Corporation, and the Hypothetical Liquidation amount shall be settled by payment of cash.

The calculated Purchase Obligation at September 30, 2008 (as if a Put Event has occurred) totals $1,194,293 and is reported in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity in the accompanying consolidated balance sheet as of September 30, 2008 in other long-term liabilities.

If the Purchase Obligation as of September 30, 2008 were settled on that date, the Company would be required to pay $486,406 in cash and issue 49,159 shares of its common stock (based on a closing market value per share of $14.40).  Any change in the market value per share of the Company’s common stock will increase or decrease the number of shares required to settle the Purchase Obligation, but will not change the amount of the Purchase Obligation.

The accompanying consolidated financial statements include the results of operations and cash flows of Mustang Capital Advisors, LP and Mustang Capital Management, LLC from July 9, 2008 (date of acquisition) through September 30, 2008.  The following pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of (i) the results of operations and financial position that would have been achieved had the transaction taken place on January 1, 2007 or (ii) the future operations of the Company following the transaction.  The following information should be relied on only for the limited purpose of presenting what the results of operations and financial position of the Company might have looked like had the transaction taken place at an earlier date:

Proforma Results of Operations:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net income (loss):	$2,934,000	$(2,123,000)	$2,520,000	$3,025,000

3)            Investments in Marketable Securities

Investment and capital allocation decisions are made by Mr. Sardar Biglari, the Company’s Chairman and Chief Executive Officer, under limited authority delegated by the Board of Directors for Western Sizzlin Corporation, and the management of Western Acquisitions, LP.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million.  The Company has a margin securities account with a brokerage firm. The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately 1.50% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by the brokerage firm, in its discretion, from time to time. The margin loan balance at September 30, 2008 and 2007 was $0.  The collateral securing the margin loans would be the Company’s holdings in marketable securities.  The minimum and maximum amount of any particular margin may be established by the brokerage firm, in its discretion, regardless of the amount of collateral delivered to the brokerage firm, and the brokerage firm may change such minimum and maximum amounts from time to time.

The minority interest holder in the recently acquired controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, has authority to manage the investments in these particular Funds.

In the normal course of business, substantially all of the Company’s securities transactions, money balances and security positions are transacted with a broker.  The Company is subject to credit risk to the extent any broker with whom they conduct business is unable to fulfill contractual obligations on their behalf.  The Company monitors the financial conditions of such brokers and does not anticipate any losses from these counterparties.

•      Marketable Securities held by Western Sizzlin Corporation (the holding Company)

Marketable equity securities held by Western Sizzlin Corporation (the holding company) are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income (loss).

The Company completed its exchange offer for shares of ITEX Corporation on May 13, 2008.  A total of 864,487 shares of ITEX common stock were validly tendered.  The Company issued 57,196 shares of common stock in exchange for ITEX shares tendered, based upon the exchange ratio of one share of ITEX common stock for ..06623 shares of the Company’s common stock as set forth in the tender offer. After the completed exchange, the Company owns 1,565,201 shares of ITEX common stock, which represents approximately 9% of ITEX’s total outstanding stock.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation (the holding company) as of September 30, 2008 and December 31, 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008:	$1,409,003	$—	$(409,284)	$999,719

December 31, 2007:	$605,689	$128,845	$—	$734,534

There were no realized gains or losses from marketable equity securities held by Western Sizzlin Corporation (the holding company) for the three or nine months ended September 30, 2008 and 2007.  Management has also evaluated unrealized losses on marketable equity securities held by Western Sizzlin Corporation (the holding Company) to determine if such impairment is other than temporary, and has concluded that they are temporary as of September 30, 2008 and that the Company has the ability and the intent to hold such securities until they recover their value.  In the event management concludes in future periods that such losses are other than temporary, a charge will be taken in the statement of operations to reduce the cost of the securities to their fair value.

•      Marketable Securities held by Western Acquisitions, LP

In April 2007, the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary, to serve as the general partner of Western Acquisitions, LP; a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund.  During the third quarter of 2007, the Company contributed cash along with its holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, LP.  During the nine months ended September 30, 2007, cash contributions from outside investors of $1,500,000 were made to the limited partnership.  During the nine months ended September 30, 2008, cash contributions from outside investors of $540,000 were made to the limited partnership.

As of September 30, 2008, Western Investments, Inc. owned 85.13% of Western Acquisitions, LP.  As such, Western Acquisitions, LP has been consolidated into the accompanying financial statements with the 14.87% ownership by minority limited partners presented as minority interest on the accompanying consolidated balance sheet as of September 30, 2008.   Western Acquisitions, LP is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, LP pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation.  As such, marketable equity securities held by Western Acquisitions, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

Following is a summary of marketable equity securities held by Western Acquisitions, LP as of September 30, 2008 and December 31, 2007, of which all are in the United States:

	As of September 30, 2008		As of December 31, 2007
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$19,159,412	$13,484,771	$17,902,714	$15,046,851
Other	222,057	171,727	138,660	115,480

Total marketable equity securities	$19,381,468	$13,656,498	$18,041,374	$15,162,331

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Western Acquisitions, LP were as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Realized gains	$—	$—
Realized losses	—	(39,852)
Net realized loss on sales of marketable securities	$—	$(39,852)

Net unrealized gains (losses) on marketable securities held Western Acquisitions, LP	$3,597,201	$(2,845,923)

•      Marketable Securities held by Mustang Capital Advisors, LP

On July 9, 2008, the Company completed an acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s newly-formed wholly-owned subsidiary, Western Mustang Holdings, LLC.   The acquisition is accounted for as a purchase under GAAP and as a result, Mustang Capital Advisors, LP and Mustang Capital Management, LLC are consolidated into the Company’s financial statements.

Western Mustang Holdings, LLC is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Mustang Capital Advisors, LP pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation.  As such, marketable equity securities held by Mustang Capital Advisors, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

Following is a summary of marketable equity securities held by Western Mustang Holdings, LLC as of September 30, 2008 and July 9, 2008 (date of acquisition), of which all are in the United States:

	As of September 30, 2008		As of July 9, 2008
	Cost	Fair Value	Cost	Fair Value
Total marketable equity securities	$6,348,528	$6,006,796	$5,253,811	$5,253,811

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Mustang Capital Advisors, LP from July 9, 2008 (date of acquisition) through September 30, 2008, were as follows:

Realized gains	$52,210
Realized losses	(28,088)
Net realized gains on sales of marketable securities	$24,122

Net unrealized losses on marketable securities held by Mustang Capital Advisors, LP	$(341,732)

(4)           Investment in Real Estate

On December 13, 2007, Western Real Estate, LP, a newly-formed Delaware limited partnership, managed by Western Properties, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company, purchased approximately 23 acres of real property located in Bexar County, Texas, from unaffiliated third parties.  Western Properties, Inc. serves as the general partner of Western Real Estate, LP, which intends to operate as a private real estate investment fund.  Land held for investment by Western Real Estate, LP at December 31, 2007 and September 30, 2008 of $3,745,152 is recorded at cost. The land was originally purchased using available cash and a $2,000,000 draw on the Company’s existing line of credit.  On February 1, 2008, the purchase was refinanced through the issuance of a note payable of  $2,641,220, secured by the land held for investment.   Interest accrues on the unpaid principal balance at prime minus 0.5%, or 4.5% as of September 30, 2008 with one payment of principal of $264,122 due on January 29, 2009, and all remaining principal and accrued interest due on January 30, 2010.

(5)           Goodwill and Other Intangible Assets

Goodwill

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

On July 9, 2008, the Company completed an acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s newly-formed wholly-owned subsidiary, Western Mustang Holdings, LLC.  Goodwill in the amount of $2,105,062 has initially been recorded in the Investment Activity Segment in the three-month period ended September 30, 2008 in connection with this acquisition, however; the Company is in the process of valuing certain related intangibles regarding client relationships; thus the allocation of the purchase price is subject to refinement.

There were no changes in the net carrying amount of goodwill for the three and nine months ended September 30, 2007.

Amortizing Intangible Assets

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the franchise royalty contracts over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.  There were no impairments to amortizing intangible assets in the nine month period ended September 30, 2008 and 2007, respectively.

	As of September 30, 2008
	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise royalty contracts	$9,454,431	15.0 yrs.	$9,296,857

Aggregate amortization expense for amortizing intangible assets for the three and nine month periods ended September 30, 2007 was $157,574 and $472,722, respectively. Estimated amortization expense is $630,296 for the year ended December 31, 2008, at which time the franchise royalty contracts will be fully amortized.

(6)           Stock Options

As of September 30, 2008, the Company has two stock option plans: the 2005 Stock Option Plan and the 2004 Non-Employee Directors’ Stock Option Plan.  The 1994 Incentive and Non-qualified Stock Option Plan was terminated in 2008 with the exercise of all outstanding options under this plan during the nine months ended September 30, 2008.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.

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

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows.  SFAS No. 123R requires that such benefits be recognized as a financing cash flow.  The benefits of tax deductions in excess of recognized stock compensation expense for the three and nine months ended September 30, 2008 and 2007 were immaterial.

There were no stock options granted during the nine month period ended September 30, 2008. There were -0- and 1,000 stock options granted during the three and nine month periods ended September 30, 2007, respectively, all at an estimated value of $5.92.  Accordingly, the Company recorded $0 and $5,920 of compensation expense for stock options for the three and nine month periods ended September 30, 2007, respectively.

The fair values of options granted during the nine months ended September 30, 2007 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

Expected term (years)	5
Risk-free interest rate	4.5%
Volatility	78.83%
Dividend yield	—

The following table summarizes stock options outstanding as of September 30, 2008, as well as activity during the nine month period then ended:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2007	36,000	$7.10	5.85	$374,264
Granted	—	—	—	—
Exercised	23,500	7.03	—	—
Expired/Forfeited	—	—	—	—
Balance, September 30, 2008	12,500	$7.25	2.08	$89,409

All options outstanding at September 30, 2008 are fully vested and exercisable.  At September 30, 2008, there were 40,000 shares available for future grants under the plans; however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.

(7)           Stockholders’ Equity

The Board of Directors approved a share repurchase program on June 24, 2008 authorizing the Company to repurchase up to 500,000 shares of the Company’s common stock commencing June 25, 2008 at prices set as the Company’s management deems appropriate.  Management expects to make, on an opportunistic basis, repurchases of the Company’s common stock to the extent permitted by applicable regulatory requirements.  The program can be suspended or terminated at any time without prior notice, but in any event shall terminate no later than June 25, 2009.  No repurchases were consummated during the periods covered by this report.

During the quarter ended June 30, 2008, the Company issued 57,196 shares of common stock in exchange for 864,487 shares of ITEX Corporation common stock related to the exchange offer.  The fair value of the Company’s common stock issued was recorded at the closing market price of $14.00 per share on May 13, 2008, the expiration date of the tender offer.

On July 9, 2008, the Company completed an acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s newly-formed wholly-owned subsidiary, Western Mustang Holdings, LLC.  The aggregate purchase price included the issuance of 54,563 shares of common stock issued at a per price share of $15.68 (See Note 2).

(8)           Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As of September 30, 2008, the Company has a recorded liability of $7,552, including interest of $2,236, for such uncertain tax positions.  The recorded liability was reduced by $20,904 during the nine months ended September 30, 2008, as the Company continues to settle its estimated obligations for lesser amounts.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of a valuation allowance of approximately $1,260,000 and $120,000 at September 30, 2008 and December 31, 2007, respectively, related to the unrealized losses of marketable securities.  The provision for deferred income taxes for the three and nine month periods ended September 30, 2008 includes a provision for the valuation allowance of $(1,074,000) and $993,000, which impacted the Company’s effective tax rate for the periods.

(9)           Earnings (Loss) Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three months ended September 30, 2008
Net income — basic	$2,939,713	2,822,637	$1.04
Net income — diluted	$2,939,713	2,826,513	$1.04

Three months ended September 30, 2007
Net income — basic	$2,472,115	1,797,750	$1.38
Net income — diluted	$2,742,115	1,808,755	$1.37

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Nine months ended September 30, 2008
Net loss — basic	$(2,867,302)	2,750,132	$(1.04)
Net loss — diluted	$(2,867,302)	2,750,132	$(1.04)

Nine months ended September 30, 2007
Net income — basic	$2,854,235	1,792,823	$1.59
Net income — diluted	$2,854,235	1,800,848	$1.58

For the nine month period ended September 30, 2008, the Company excluded from the loss per share calculation all potential common stock because the effect on loss per share was anti-dilutive.

(10)         Reportable Segments

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

The following table summarizes reportable segment information:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
Revenues from reportable segments:
Restaurants	$3,434,035	$3,443,464	$10,050,437	$10,033,921
Franchising	1,001,102	1,078,551	3,122,179	3,308,355
Total revenues	$4,435,137	$4,522,015	$13,172,616	$13,342,276
Depreciation and amortization:
Restaurants	$92,420	$100,252	$289,526	$301,050
Franchising	165,642	165,275	497,150	496,084
Total depreciation and amortization	$258,062	$265,527	$786,676	$797,134

Income (loss) from restaurant and franchise operations:
Restaurants and equity in joint venture	$148,106	$310,686	$738,432	$845,488
Franchising	525,890	586,204	1,701,538	1,878,644
Subleased properties and other unallocated expenses	(366,822)	(64,265)	(590,077)	(151,013)
Corporate	(725,693)	(435,751)	(1,641,388)	(1,404,598)
Total income (loss) from restaurant and franchise operations:	$(418,519)	$396,874	$208,505	$1,168,521

Income (loss) from investment activities:
Management fee income	$124,024	$—	$124,024	$—
Net realized gains (losses) on sales of marketable securities	24,122	3,562,012	(15,730)	3,562,012
Net unrealized gains (losses) on marketable securities held by limited partnerships	3,255,469	—	(3,187,655)	—
Expenses of investment activities	174,318	(69,560)	(794,355)	(205,967)
Total income (loss) from investment activities	$3,577,933	$3,492,452	$(3,873,716)	$3,356,045

Interest expense:
Restaurants	$15,827	$31,741	$70,022	$71,792
Total interest expense	$15,827	$31,741	$70,022	$71,792
Interest income:
Corporate	$69,801	$34,866	$102,168	$65,219
Total interest income	$69,801	$34,866	$102,168	$65,219

	September 30,	December 31,
	2008	2007
Total assets:
Restaurants	$6,636,403	$6,032,635
Franchising	1,976,831	2,803,432
Corporate	1,796,303	2,030,988
Investment activities	29,963,127	19,642,017
Total assets	$40,372,664	$30,509,072

	September 30,	December 31,
	2008	2007
Total goodwill:
Restaurants	$3,540,200	$3,540,200
Franchising	770,000	770,000
Investment activities	2,105,062	—
Total goodwill	$6,415,262	$4,310,200

(11)         Fair Value Measurement

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

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, applicable to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.

At September 30, 2008, the Company’s investments in marketable securities are carried at fair value, based on quoted market prices, in the consolidated balance sheets and are classified within Level 1 of the fair value hierarchy, with the exception of $1.3 million that have been valued, in the absence of observable market prices, by Mustang Capital Advisors, LP.  The Funds value investments in Level 1 securities are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the period.

Approximately $1.3 million of the investments held by Mustang Capital Advisors, LP have been classified within Level 2 of the fair value hierarchy and have been valued, in the absence of observable market prices, by the management of Mustang Capital Advisors, LP.  Fair value is determined using valuation methodologies after giving consideration to a range of observable factors including last known sales price; any current bids or offers on the stock; comparisons to publicly traded stocks with appropriate discounts for liquidity; size of position; control data research; and current market conditions. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that can not be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.

(12)         Commitments and Contingencies

Commitments

Western Investments, Inc. is the general partner of Western Acquisitions, LP.  Limited partnership interests in Western Acquisitions, LP are either Class A or Class B.  The classes are identical except that Class A interests must be held for two years, whereas Class B interests are held for five years.  Additionally, Western Investments, Inc., will, at the end of the five year period, reimburse the holders of Class B interests for the first 30% of any cumulative net losses they may suffer.  As of September 30, 2008, Western Acquisitions, LP, did not have any limited partners holding Class B interests.  As of September 30, 2008 and December 31, 2007, minority limited partners holding Class A interests held 14.87% and 12.43% ownership, respectively.

On July 23, 2008, the Company entered into a severance and release agreement with an employee who held the position of President and Chief Executive Officer of Western Sizzlin Franchise Corporation and The Western Sizzlin Stores, Inc.  Under the agreement, the Company agreed to pay severance equal to the employee’s base pay, $210,000, in bi-weekly installments through August 19, 2009.  In addition, the Company will reimburse monthly health coverage premium payments through August 2009.  The Company accrued the entire severance commitment in July 2008 of $250,000.

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

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single ten year lease agreement.  The Company occupied these locations for a period of time, but before the end of the lease, subleased each of these premises to various operators.  The ten year lease agreement expired on June 30, 2006.   In the lawsuit the plaintiffs sought recovery of alleged damages for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  On February 12, 2008, this case came before the Court for trial. On February 20, 2008, a 12 member jury returned a plaintiffs’ verdict in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment on the jury’s verdict in the case against the Company in the amount of $689,666 plus plaintiff’s legal costs.  The Company has appealed the verdict and the judgment issued on it.  If the appellate court affirms the judgment against the Company, the amount due the plaintiffs would include interest accrued on the judgment from February 29, 2008, through the period of the appeal.  This additional amount is not expected to exceed $50,000.  The appellate record was filed on October 13, 2008, and the Company’s brief will be due approximately 40 days from that date.  The Company’s appeal should be decided by the appropriate appellate court in Arkansas sometime in the first quarter of 2009.   There has been no change in the Company’s loss contingency accrual of $900,000 since December 31, 2007.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(13)         Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income of the joint venture is reported in the accompanying statements of operations as equity in earnings of unconsolidated joint venture.  During the three month period ended September 30, 2008, the Company received a cash distribution from the joint venture of $150,000.

Financial Data

The following is selected financial information for the joint venture as of and for the three and six month periods ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$1,216,010	$1,218,248	$3,639,345	$3,805,241
Cost of food	508,049	508,431	1,494,523	1,634,851
Payroll expense	353,545	351,358	1,054,087	1,144,755
Gross profit	327,416	358,459	1,090,735	1,025,635
Marketing and operating expense	49,128	11,297	140,179	28,851
General and administrative	119,424	129,222	343,516	422,755
Depreciation and amortization	51,212	50,229	152,131	150,550
Interest	53,057	56,238	160,421	168,110
Net income	86,518	105,500	301,171	236,849

	September 30, 2008	December 31, 2007
	(unaudited)	(unaudited)
Balance Sheet Data:
Cash	$112,464	$332,740
Prepaid expenses	11,934	3,171
Inventory	16,620	16,384
Land, equipment and building improvements, net	3,616,910	3,750,051
Loan costs, net	10,820	11,946
Total assets	3,775,765	4,112,050
Loan payable	2,999,177	3,138,580
Accounts payable and accrued expenses	225,426	433,479
Members’ equity	551,161	549,991

(14)         Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurments. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. The Company applied the provisions of FSP FAS 157-2, Effective Date of FASB Statement 157, which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 28, 2008.  The nonfinancial assets for which we have deferred adoption include goodwill and long-lived assets.  The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis in the first quarter of 2009 and is still evaluating the impact on the Consolidated Financial Statements.

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

The Company’s majority-owned subsidiaries, Western Acquisitions, LP and Mustang Capital Advisors, LP, are investment companies as currently defined in the AICPA Audit and Accounting Guide, Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, LP and Mustang Capital Advisors, LP pursuant to EITF 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, LP and Mustang Capital Advisors, LP are recorded at fair value in Investments in Marketable Securities in the consolidated financial statements, with unrealized gains and losses resulting from the change in fair value reflected in the Consolidated Statement of Operations. The Company intends to monitor future developments associated with this Statement in order to assess the impact, if any, which may result.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently believe that adopting SFAS 162 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  The FSP clarifies the application of FAS No. 157, Fair Value Measurements, when the market for a financial asset is not active.  The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued.  The adoption of the FSP for reporting as of September 30, 2008, was given consideration when making estimates of Level 2 fair value estimates, as disclosed in Note 2.

(15)         Subsequent Event

On October 3, 2008, the Company announced its intention to commence an exchange offer for up to 680,500 shares of common stock of Jack in the Box, Inc.  The exchange ratio would be 1.607 shares of the Company’s common stock for one share of Jack in the Box, Inc. common stock.  On October 15, 2008, the Company filed a registration statement on Form S-4 related to the proposed exchange offer.  The exchange offer is conditioned on the effectiveness of the registration statement, as the Company currently anticipates that the registration statement will be declared effective in the fourth quarter of 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion may include forward-looking statements including anticipated financial performance, business prospects, the future opening of Company-operated and franchised restaurants, anticipated capital expenditures, and other matters.  All statements other than statements of historical fact are forward-looking statements.  Section 27A of the Securities Act of 1933 (as amended) and Section 21E of the Securities Exchange Act of 1934 (as amended) provide safe harbors for forward-looking statements.  In order to comply with the terms of these safe harbors, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements including, without limitation,  those factors discussed in the section entitled “Item 1A. Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007 and the following: the ability of the Company or its franchises to obtain suitable locations for restaurant development; consumer spending trends and habits; competition in the restaurant segment with respect to price, service, location, food quality and personnel resources; weather conditions in the Company’s operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies.  In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Western Sizzlin Corporation is a holding company owning subsidiaries engaged in a number of diverse business activities.  The Company’s primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate 113 restaurants in 19 states, including six Company-owned, 106 franchise restaurants, and one joint venture restaurant.  The Company currently operates and/or franchises the following concepts:  Western Sizzlin, Western Sizzlin Wood Grill, Western Sizzlin Express, Great American Steak & Buffet, and Quincy Steakhouses.

The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, The Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., Western Properties, Inc., a majority-owned limited partnership, Western Acquisitions, LP, a solely-owned limited partnership, Western Real Estate, LP, and Western Mustang Holdings, LLC.   Unless otherwise noted, all entities are referred to collectively as the “Company”.

In 2007, the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary to serve as the general partner of Western Acquisitions, LP; a Delaware limited partnership that operates as a private investment fund.  Western Acquisitions, LP is, for generally accepted accounting principles (GAAP) purposes, an investment company under the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, LP pursuant to FITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.

The Company seeks to invest, at the holding company and through subsidiaries, including Western Acquisitions, LP, in stocks of businesses at prices below their intrinsic business value.  The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of these investments are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio.  A significant decline in the price of major investments may produce a large decrease in the Company’s net earnings and its stockholders’ equity (See Note 3 to the consolidated financial statements).

Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level.  Investment and all other capital allocation decisions are made for the Company and its subsidiaries by Mr. Sardar Biglari, Chairman and Chief Executive Officer.  The minority interest holder in one recently acquired controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, has authority to manage the investments in these particular Funds.  The Company’s primary objective centers on achieving above average returns on capital in pursuit of maximizing the eventual net worth of its stockholders.

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

On July 9, 2008, the Company completed an acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s newly-formed wholly-owned subsidiary, Western Mustang Holdings, LLC.  The aggregate purchase price was $1,245,640, which consisted of $300,000 in cash, $90,092 in transaction costs and 54,563 shares of common stock issued at a per price share of $15.68. Mustang Capital Advisors LP currently manages approximately $46 million in assets through its funds and managed accounts. The acquisition is accounted for as a purchase under GAAP (generally accepted accounting principles) and as a result, Mustang Capital Advisors LP is consolidated into the Company’s financial statements.  As a result of the acquisition, the Company expects to diversify its holdings in marketable securities and increase the cash flow stream into the Company.

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

The Company opened two new Wood Grill Buffet franchised locations in California on October 22, 2008 and November 6, 2008.  The Company is pleased by the performance and prospects of the Wood Grill Buffet concept.

Results of Operations

Net income (loss) for the three and nine months ended September 30, 2008 was $2,939,713 and ($2,867,302) compared to net income of $2,472,115 and $2,854,235 for the three and nine months ended September 30, 2007.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Company-operated restaurants	77.4%	76.1%	76.3%	75.2%
Franchise operations	22.6	23.9	23.7	24.8
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	58.7	55.0	56.3	54.2
Restaurant occupancy and other	14.2	13.2	13.4	13.3
Franchise operations — direct support	7.0	7.2	7.0	7.0
Subleased restaurant property expenses	8.2	.6	3.2	.5
Corporate expenses	16.4	9.6	12.5	10.5
Depreciation and amortization expense	5.8	5.9	6.0	6.0
Corporate litigation fees and expenses	.1	.8	1.2	.6
Total costs and expenses — restaurant and franchise operations	110.4	92.3	99.6	92.1

Equity in income of joint venture	1.0	1.1	1.2	.9
Income (loss) from restaurant and franchise operations	(9.4)	8.8	1.6	8.8

Investment advisory fee income	2.8	—	.9	—
Net realized gain (loss) on sales of marketable securities	.6	78.8	(.1)	26.7
Net unrealized losses on marketable securities held by limited partnership	73.8	—	(24.1)	—
Expense of investment activities	3.9	(1.5)	(6.0)	(1.5)
Loss from investment activities	81.1	77.3	(29.3)	25.2
Other income (expense):
Interest expense	(.4)	(.7)	(.5)	(.5)
Interest income	1.1	.8	.6	.5
Other, net	—	—	—	—
Total other income (expense), net	.7	.1	.1	—

Income (loss) before income tax expense and minority interest	72.4	86.1	(27.6)	34.0
Income tax expense (benefit):
Current	—	14.4	—	5.0
Deferred	(1.8)	17.0	(1.3)	7.5
Total income tax expense (benefit)	(1.8)	31.4	(1.3)	12.5
Minority interests	(7.9)	—	4.6	—
Net income (loss)	66.28%	54.7%	(21.8)%	21.4%

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5	5	5
Opened	1	—	1	—
Closed	—	—	—	—
Franchised	—	—	—	—
End of period	6	5	6	5
Number of U.S. Franchised Restaurants:
Beginning of period	111	119	116	123
Opened	—	—	—	—
Closed	(5)	(3)	(10)	(7)
End of period	106	116	106	116
Number of Joint Venture Restaurants:
Beginning of period	1	1	1	1
Opened	—	—	—	—
Closed	—	—	—	—
End of period	1	1	1	1

Revenues

Total revenues decreased 1.9% to $4.44 million for the three months ended September 30, 2008 from $4.52 million for the comparable three months ended September 30, 2007. Total revenues decreased 1.3% to $13.17 million for the nine months ended September 30, 2008 from $13.34 million for the comparable nine months ended September 30, 2007. Company-operated restaurant revenues decreased 0.3% to $3.43 million for the three months ended September 30, 2008 as compared to $3.44 million for the comparable three months ended September 30, 2007. Company-operated restaurant revenues increased .02% to $10.05 million for the nine months ended September 30, 2008 as compared to $10.03 million for the comparable nine months ended September 30, 2007.  The Company opened up an additional Company-operated restaurant in August 2008, with sales of $80,000 through September 30, 2008. Same store sales for Company-operated restaurants and the Company’s single joint venture restaurant experienced a decrease of 1.96% for the three months ended September 30, 2008 and a decrease of 0.48% for the nine months ended September 30, 2008. Franchise revenues decreased 7.2% to $1.00 million for the three months ended September 30, 2008 as compared to $1.08 million for the comparable three months ended

September 30, 2007. Franchise revenues decreased 5.6% to $3.12 million for the nine months ended September 30, 2008 as compared to $3.31 million for the comparable nine months ended September 30, 2007.  The overall decrease in franchise revenues is partially attributable to fewer franchised units in the system at September 30, 2008 as compared to September 30, 2007.  Same store sales at franchise operations for the three and nine months ended September 30, 2008, experienced overall decreases of 4.97% and 2.71%, respectively.

Costs and Expenses —Company-operated restaurants and franchise operations

Costs of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $119,000    (4.8%) to $2.61 million for the three months ended September 30, 2008 from $2.49 million for the three months ended September 30, 2007.   These costs for the three month period as a percentage of Company-operated restaurants revenue were 75.9% and 72.3% for the three months ended September 30, 2008 and 2007, respectively.  Costs of Company-operated restaurants increased $180,000 (2.5%) to $7.41 million for the nine months ended September 30, 2008 from $7.23 million for the nine months ended September 30, 2007.   These costs for the nine month period as a percentage of Company-operated restaurants revenue were 73.7% and 72.1% for the nine months ended September 30, 2008 and 2007, respectively.  These costs have increased due to the rising costs of commodities and the addition of a Company-operated restaurant in Tupelo, Mississippi in August 2008.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, increased by $32,000 (5.4%) for the three months ended September 30, 2008 versus the prior year’s comparable period. These costs for the three month period increased as a percentage of Company-operated restaurant revenues from 17.3% in 2007 to 18.3% in 2008.  Restaurant occupancy and other decreased by $13,000 (0.7%) for the nine months ended September 30, 2008 versus the prior year’s comparable period.  These costs for the nine month period decreased as a percentage of Company-operated restaurant revenues from 17.7% in 2007 to 17.5% in 2008.

Cost of franchise operations direct support expense decreased by $17,500 and $10,000 for the three and nine months ended September 30, 2008 versus the prior years’ comparable periods.  The decreases for the three and nine months ended September 30, 2008 are primarily attributable to the Company’s on-going cost control efforts.

Subleased properties include net costs associated with subleasing former Company-operated restaurants and maintenance of vacant premises.  These expenses increased by $335,000 and $355,000 for the three and nine months ended September 30, 2008 versus the prior year’s comparable periods.  The increases were largely attributable to repairs and maintenance to subleased properties undertaken by the Company in anticipation of surrendering possession to the landlord in October and November of 2008. Inflationary increases in costs associated with vacant properties also contributed to the increases in subleased properties expense. Current subleasing arrangements, and the related master lease, are scheduled to expire by the end of 2008.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses increased by $290,000 and $238,000 for the three and nine month periods ended September 30, 2008 versus the prior year’s comparable periods.  The increases are a result of accruing $250,000 payable under the Company’s severance agreement with its former President in July 2008 and hiring of a new President in June 2008 for the subsidiary operations of Western Sizzlin Franchise Corporation and The Western Sizzlin Stores, Inc.

Depreciation and amortization expense for 2008 were comparable to 2007.

Corporate litigation fees are comparable for the three months ended September 30, 2008 versus the prior year’s comparable period and increased $84,000 for the nine months ended September 30, 2008 versus the prior year’s comparable period.  The nine months ended September 30, 2008 increase is due to increased legal fees associated with the trial and appeal of the Company’s lawsuit in Little Rock, Arkansas.  (See Note 12 to the Consolidated Financial Statements).

Equity in income of Joint Venture

Equity in income of joint venture decreased $9,000 and increased $32,000 for the three and nine months ended September 30, 2008, respectively,  versus the prior year’s comparable periods, due to better operating performance of the restaurant overall during 2008.  (See Note 13 to the Consolidated Financial Statements)

Income (Loss) from Investment Activities

Investment advisory fee income of $124,024 resulted from the acquisition of Mustang Capital Advisors, LP as of July 9, 2008.  Investment activities include net realized gains (losses) on sales of marketable securities of $24,000 and ($16,000) for the three and nine months ended September 30, 2008, respectively, compared to $3.56 million for the three and nine months ended September 30, 2007. The realized gain on sale of marketable securities of $3.56 million in 2007, was largely from the sale of the investment in Friendly Ice Cream Corporation.  Net unrealized gains (losses) on marketable securities held by the limited partnerships, Western Acquisitions, LP and Mustang Capital Advisors, LP, were $3.3 million and ($3.2) million for the three and nine months ended September 30, 2008, respectively.  Expenses associated with investment activities were $507,000 and $70,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.1 million and $206,000 for the nine months ended September 30, 2008 and 2007, respectively.  However, during the quarter ended September 30, 2008, The Steak n Shake Company reimbursed the Company $332,750 for certain expenses associated with the proxy contest conducted by the Company during the fourth quarter of 2007 and first quarter of 2008.  The increase in expenses for 2008 versus the prior year’s comparable periods are attributable to expenses associated with the Steak n Shake proxy contest,  the ITEX tender offer, proposed exchange offer for shares of Jack in the Box, Inc., and other investment-related activities. There were no management fees charged or collected by Western Acquisitions, LP from outside investors in 2008 or 2007.  Future management fees will depend on portfolio performance.

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

Other Income (Expense)

Interest expense decreased $16,000 and $2,000 for the three and nine months ended September 30, 2008 over the comparable periods in 2007.   Interest income fluctuates according to the levels of available cash balances.

Other income for 2008 was comparable to 2007.

Income Tax Expense

Income tax expense is directly affected by the levels of pretax income and the valuation allowance established on deferred tax assets. The Company’s effective tax rate was (2.4)%  and 36.5%  for the three months ended September 30, 2008 and 2007, respectively and (4.6)% and 36.9% for the nine months ended September 30, 2008 and 2007, respectively.  The provisions for deferred income taxes for the three and nine month periods ended September 30, 2008 includes provisions for the valuation allowance on its deferred tax assets of $(1,116,000) and $1,140,000, respectively, which impacted the Company’s effective tax rate for the periods. The changes in the valuation allowance for deferred tax assets were primarily related to the changes in unrealized losses on investment securities, which management has concluded are more likely than not to not be realized as deductions or capital losses on the Company’s tax returns.

Cash and Cash Equivalents

As of September 30, 2008, the Company had $745,000 of cash and cash equivalents which is comparable to $727,000 as of December 31, 2007.

Investment of Available Capital

The Company’s cash flows from restaurant and franchise activities have exceeded the working capital, financing and capital investment needs of its restaurant and franchise operations, and management expects that the Company’s cash flows will continue to exceed its operating cash needs for the foreseeable future.  The Company regularly evaluates how best to use available capital to increase stockholder value.  The Company may pursue investments in the form of acquisitions, joint ventures and partnerships where the Company believes attractive returns can be obtained.  Further, the Company may determine under certain market conditions that available capital is best utilized to fund investments that it believes offers the Company attractive return opportunities, whether or not related to its ongoing business activities.

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

Operating Activities and Cash Flows

The Company used approximately $983,000 and $3.2 million in operating cash flows for the nine months ended September 30, 2008 and 2007, respectively, including the purchase of marketable securities of $6.7 million and $14.1 million in the nine months ended September 30, 2008 and 2007, respectively.  Net unrealized losses on marketable securities were $3.2 million and $0 for the nine months ended September 30, 2008 and 2007, respectively. The Company’s primary source of operating cash flows is the operating profits generated from Company’s restaurant and franchise operations.  Adjustments to reconcile net income (loss) to net cash provided by restaurant and franchise activities were approximately $1.2 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively.  Adjustments to reconcile net income (loss) to net cash used in investment activities were approximately $729,000 and ($8.7 million) for the nine months ended September 30, 2008 and 2007, respectively.

Investing Activities

The Company’s investing activities on its statements of cash flows are related to improvements to its operating properties as well as distributions from unconsolidated joint venture and purchase of Mustang Capital Advisors during 2008.  Prior to 2007, the Company considered purchases and sales of marketable securities to be investing activities; however, during the fourth quarter of 2007 with the expanded investment activities of the Company, and more specifically the organization of Western Acquisitions, LP and the investment of minority limited partner interests, the Company began to consider such activities to be operating activities of the Company.  This presentation is consistent with the guidance in the AICPA’s Audit and Accounting Guide, Investment Companies.

During the nine months ended September 30, 2008 and 2007, the Company spent $23,000 and $33,000 on capital expenditures on Company restaurants.

On July 9, 2008, in connection with its acquisition of controlling interests in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, the Company paid $390,000 in purchase price and related transaction costs and acquired $10,000 in cash.

Financing Activities

The Company made scheduled payments on long-term debt of $93,000 and $121,000 for the nine months ended September 30, 2008 and 2007, respectively.  Also during 2008 and 2007, respectively, $165,000 and $85,000 were received from the exercise of stock options, proceeds of $2.6 million in 2008 were received from the issuance of a note payable, capital contributions of $540,000 and $1.5 million in 2008 and 2007, respectively, were received from minority interests in the limited partnership, and payment of $2 million in 2008 was made on the line of credit.

Certain notes payable require pre-payment premiums in certain circumstances.  In addition, certain notes payable contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain Company-operated restaurants that collateralize the notes payable. At September 30, 2008, the Company was in compliance with all covenants on the notes payable.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of September 30, 2008:

	Payment due by period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Totals
Long-term debt	$25,776	$109,803	$121,385	$134,189	$148,342	$52,606	$592,101
Promissory note — land held for investment	—	264,122	2,377,098	—	—	—	2,641,220
Operating leases, net (1)	165,647	634,425	623,880	367,611	399,171	1,171,994	3,362,728
Interest expense (2)	14,688	97,041	40,459	27,655	13,501	1,101	209,771
Tax obligations (3)	16,829	—	—	—	—	—	16,829
Other long-term liabilities (4)	—	—	—	—	—	486,406	486,406
Totals	$448,264	$1,105,391	$3,162,822	$519,455	$561,014	$1,712,107	$7,509,053

(1)	Operating lease commitments are presented net of sublease rentals. Gross operating lease commitments for the periods above aggregate to approximately $3.4 million.

(2)

Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt. Interest on the Company’s variable rate debt is based on the interest rate in effect at September 30, 2008.

(3)	Reflect recognized liabilities for uncertain tax positions under the provision FIN 48. (See Note 8 to the consolidated financial statements).

(4)

Reflects the cash portion of the Company’s obligation to purchase the ownership percentage of the minority interest holder of Mustang Capital Advisors, LP (see Note 2 to the consolidated financial statements). The timing of the settlement of the obligation is not determinable as of September 30, 2008.

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

Trade Accounts and Notes Receivable and the Allowance for Doubtful Accounts

The Company collects royalties, and in some cases rent, from franchisees.  The Company views trade accounts and notes receivable and the related allowance for doubtful accounts as a critical accounting estimate since the allowance for doubtful accounts is based on judgments and estimates concerning the likelihood that individual franchisees will pay the amounts included as receivables from them.  In determining the amount of allowance for doubtful accounts to be recorded for individual franchisees, the Company considers the age of the receivable, the financial stability of the franchisee, discussions that may have occurred with the franchisee and a judgment as to the overall collectability of the receivable from the franchisee.  In addition, the Company establishes an allowance for all other receivables for which no specific allowances are deemed necessary.  If average sales or the financial health of franchisees were to deteriorate, the Company might have to increase the allowance for doubtful accounts.

Investments

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income (loss).  Fair value is determined through the use of quoted market values on national exchanges.  Management has also evaluated unrealized losses on marketable equity securities held by Western Sizzlin Corporation (the holding company) to determine if such impairment is other than temporary, and has concluded that they are temporary as of September 30, 2008 and that the Company has the ability and the intent to hold such securities until they recover their value.  In the event management concludes in future periods that such losses are other than temporary, a charge will be taken in the statement of operations to reduce the cost of the securities to their fair value.

Western Acquisitions, LP and Mustang Capital Advisors, LP are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, LP and Mustang Capital Advisors, LP pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, LP and Mustang Capital Advisors, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.  Fair value is primarily determined through the use of quoted market values on national exchanges.  (See Note 11 to the consolidated financial statements for related disclosures)

Long-lived Assets, Franchise Royalty Contracts and Goodwill

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

The Company must also consider whether long-lived assets (including property and equipment and intangible assets) have been impaired to the extent that it must recognize a loss on such impairment, including goodwill impairment. The Company evaluates long-lived assets for impairment at the restaurant and franchise levels on an annual basis or whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of each level of assets based on the operating cash flows of the restaurant and franchise operations and the plans for each restaurant unit or franchisee contract. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing the assessment, the Company must make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, the Company writes the assets down to their fair value. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.  There were no impairment changes for the periods ended September 30, 2008 and 2007, respectively.

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

The Company currently has goodwill of $770,000 related to the franchising reporting unit and $3.5 million allocated to the restaurant reporting unit, and $2.1 million allocated to investment activities.

Purchase Obligation

As stated in Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, the Company, in connection with its acquisition of a controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, is obligated to purchase the minority interest holders ownership percentage upon the occurrence of certain events.  The purchase obligation will ultimately be settled in cash and shares of the Company’s common stock.  The Company is accounting for this purchase obligation pursuant to Statement of Financial Accounting Standards No. 150 (As Amended) - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

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

For additional information regarding the adoption of FIN 48, see Note 8 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2008, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities, interest rates related to certain debt obligations, and commodity risks.

Market Price Risk

The Company’s marketable securities are currently concentrated in a few investments. A change in market prices exposes the Company to market risk related to the investments in marketable securities.  As of September 30, 2008, the Company held $21 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $2.1 million unrealized losses and a corresponding decline in their fair values at September 30, 2008.  This hypothetical decline would not affect the Company’s cash flows unless the securities were disposed of.

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

The table below provides information about debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Debt obligations held for other than trading purposes at September 30, 2008 (dollars in thousands):

EXPECTED MATURITY DATE

	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value
Long-term debt:
Fixed Rate	$26	$110	$121	$134	$148	53	$592	$673
Average Interest Rate	10.07%	10.07%	10.07%	10.07%	10.07%	10.07%	10.07%
Variable Rate Prime minus .5%	0	264	2,377	0	0	0	2,641	$2,641

Interest on the Company’s variable rate debt is based on the interest rate in effect at September 30, 2008.

Item 4T.    Controls and Procedures

The Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on its evaluation as of December 31, 2007, the Company concluded that the disclosure controls and procedures were ineffective in providing reasonable assurance that the information required to be disclosed in the Annual Report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K due to the material weaknesses discussed below. These weaknesses have been remediated as of September 30, 2008 and the effectiveness of the disclosure controls and procedures is considered effective.

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

Subsequent to December 31, 2007, the Company implemented several important changes in its internal controls, including additional procedures over the identification of accounting issues, consultation with outside accountants, and review and evaluation of the accounting for significant transactions.  As a result of the changes, management has concluded the control deficiencies have been remediated and that controls are effective as of September 30, 2008.

The Company acquired Mustang Capital Advisors, LP on July 9, 2008.  As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, Mustang Capital Advisors, LP has been excluded from the scope of the Company’s quarterly discussion of material changes in internal control over financial reporting below.  The Company has performed additional procedures to review accounting records and substantiate the financial information of Mustang Capital Advisors, LP included in this report.  Mustang Capital Advisors, LP was included in the Company’s results of operations subsequent to its acquisition on July 9, 2008.

There were no other changes in the Company’s internal controls or in other factors that could materially affect internal controls over financial reporting during the quarter ended September 30, 2008.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In addition to those proceedings discussed in Note 12 in the Company’s Consolidated Financial Statements, the Company is involved in various other claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of the management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 1A. Risk Factors

An investment in the common stock of any company involves a degree of risk.  Investors should consider carefully the risks and uncertainties described in the section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations.  The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations for company operations, as well as franchised operations.  The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

The risks described below update the section entitled “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Current levels of market volatility are unprecedented.

There has been substantial uncertainty and disruption in the capital and credit markets over the past twelve months, and in recent weeks the uncertainty and disruption have reached unprecedented levels.  This uncertainty could cause fluctuation in the Company’s stock price and could negatively impact the Company’s access to financing if needed.  Additionally, these conditions could have an adverse effect on the Company’s business, including the future operating results of the Company’s restaurants and the value of the Company’s investments.

The Company is vulnerable to changes in economic conditions and consumer spending patterns that could harm its business, financial condition, results of operations and cash flow.

The restaurant industry is sensitive to changes in general economic conditions, both nationally and locally.  Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other economic factors could adversely affect the demand for the Company’s products.  In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economies, which could negatively impact consumer spending patterns.  There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.  Furthermore, the Company could experience reduced customer traffic or limitations on the prices it can charge for its products, either of which could reduce the Company’s sales and profit margins and have a material adverse effect on the Company’s financial condition and results of operations.  Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare and changes in other laws and regulations may increase the Company’s costs of sales and otherwise adversely affect the financial condition and results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Stockholders held July 9, 2008, the following persons were elected to the Board of Directors for a one-year term, until the 2009 Annual Meeting of Stockholders, or until their successors are elected and qualified:

Nominees	Shares voted for	Shares withheld

Sardar Biglari	2,398,382	33,250
Philip L. Cooley	2,403,428	28,474
Titus W. Greene	2,403,428	28,474
Kenneth R. Cooper	2,398,481	33,421
Jonathan Dash	2,403,428	28,474
Martin S. Fridson	2,398,481	33,421

Item 6.    Exhibits:

See Exhibit Index on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

	By:	/s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date: November 14, 2008

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.