Form 10-K
period 2008-12-31
WESTERN SIZZLIN CORP
filed 2009-03-31
CIK 930686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-25366

WESTERN SIZZLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0723400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Jefferson Street, Suite 600, Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

(540) 345-3195

Registrant’s telephone number, including area code Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	Nasdaq Capital Market

Securities registered pursuant to Section 12 (g) of the Act:

None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregated market value of the Company’s voting common stock held by non-affiliates, based upon closing price on the Nasdaq Capital Market as of June 30, 2008, was approximately $16,724,917.  For purposes of this computation, the registrant assumed that its Directors and Executive Officers were “affiliates.”

As of March 31, 2009, there were 2,822,785 (excluding shares of treasury stock), $0.01 par value, of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of the Stockholders are incorporated by reference in Part III,  Items 10, 11, 12, 13, and 14.

WESTERN SIZZLIN CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2008

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

Part I

Item 1. Business

Western Sizzlin Corporation is a holding company owning subsidiaries engaged in number of diverse business activities. Our primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate 110 restaurants in 19 states, including five Company-owned, 104 franchise restaurants, and one joint venture restaurant.  We currently operate and/or franchise the following concepts: Western Sizzlin, Western Sizzlin Wood Grill, Great American Steak & Buffet, and Quincy Steakhouses.

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

We seek to invest, at the holding company and through subsidiaries, including Western Acquisitions, L.P, in stocks of businesses at prices below their intrinsic business value.  Our preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of these investments are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio.  A significant decline in the price of major investments may produce a large decrease in our net earnings and our stockholders’ equity (See Note 6 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

Western Investments, Inc. is the majority investor in Western Acquisitions, L.P., at December 31, 2008.  During the third quarter ended September 30, 2007, we contributed cash along with holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, L.P.

Western Investments’ role as the general partner of Western Acquisitions, L.P. carries with it the obligation to manage the operations of the fund.  For serving as the fund’s general partner, Western Investments may receive a monthly management fee equal to one-twelfth of 1% of the value of the capital account of each limited partner.  It also may receive an annual incentive allocation equal to 20% of the portion of each limited partner’s pro rata share of the fund’s net profits for each fiscal year in excess of net losses allocated to each limited partner and carried forward from prior years.  All or part of these fees may be waived by Western Investments.  The fund no longer offers two classes of limited partnership interests.

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

•                                          Price/Value Relationship:

We are committed to providing our guests with excellent price to value alternatives in the full-service casual dining restaurant sector and traditional steak and buffet restaurants. At our restaurants, the guests are provided with a choice of many different entree offerings and they can also choose to enjoy our “all-you-care-to-eat” unlimited food or buffet bar offerings. We believe the perceived price value is excellent, with lunch ranging generally between $5.00 and $10.00 dinner ranging generally between 7.00 and $15.00.  Additionally, our restaurants normally offer special reduced prices for senior citizens and children under 12 and other special promotions from time to time.

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

Purchasing

In 2008, we re-negotiated contracts and executed three-year regional contracts with three broadline distributors to begin February 1, 2009, and one to twelve month agreements with other vendors, as well. This allows us to maximize our buying power based on volume.  We utilize velocity reports supplied by our various distributors to look for opportunities to consolidate our purchases resulting in cost of food savings.  Our stores are divided into areas based on geographical location.  While each store places their own orders with the various distributors, the most successful stores are the ones who support the areas and use the volume of the combined buying power to be as economically efficient as possible.

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

The Advertising Development and Research Fund or ADRF, is financed through vendor support and member dues.  It is incorporated under the name WSI ADRF, Inc.

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

Employees

As of December 31, 2008, we employed approximately 271 persons, of whom approximately 237 were restaurant employees, 21 were restaurant management and supervisory personnel, and 13 were corporate personnel. Restaurant employees include both full-time and part-time workers and all are paid on an hourly basis.  None of our employees is covered by a collective bargaining agreement and we consider our employee relations to be good.

Item 1A.  Risk Factors

An investment in our common stock involves a degree of risk.  These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, as well as other filings that we make form time to time with the SEC, before deciding whether to purchase our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition, results or operations, or cash flows.  The occurrence of any of the following risks could harm our business, financial condition, results of operations, or cash flows. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose all or part of your investment.

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

Mr. Biglari, our Chairman and Chief Executive Officer, holds the same offices at another public company.

In addition to his positions with our Company, Mr. Biglari also serves as the Chairman and Chief Executive Officer of the Steak ‘n Shake Company, an NYSE listed firm, and spends a substantial amount of his time at that company.

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

A substantial amount of our common stock is controlled by one person.

Sardar Biglari, our Chairman and Chief Executive Officer, beneficially owns or exercises voting control over approximately 34% of our outstanding common stock.  Further details on Mr. Biglari’s holdings are reflected in the Schedule 13D, as amended, which he has filed with the SEC.  Through his exercise of voting control over such a substantial amount of our common stock, Mr. Biglari in a position to significantly influence all matters requiring the approval of our stockholders including the election of directors.  Also, a sale of a substantial number of these shares in the public market could materially reduce the prevailing market price of our common stock.

Our wholly-owned subsidiary, Western Properties, Inc. serves as the general partner of a private investment limited partnership, Western Real Estate, L.P., which had no limited partners in 2008 but intends to operate as a private real estate investment partnership.

In December 2007, we formed Western Properties, Inc., a Delaware corporation, as a wholly-owned subsidiary.  Western Properties is the general partner of Western Real Estate, L.P., a Delaware limited partnership also formed in December 2007.  There were no limited partners in the partnership at December 31, 2008 and the sole activity of these entities has been the purchase in 2007 by the limited partnership of 23 acres of real property in Bexar County, Texas from an unaffiliated third party.  It is the intention of Western Real Estate, L.P., to operate as a private limited partnership investing in real estate, however, this venture is in the formative stages and there is no guarantee that it will be successful.

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

We have experienced steady declines in our existing franchise base for the past several years. Since January 1, 2005, we had a total of 44 closures and currently have a total of 109 franchised restaurants. Of the 44 closed restaurants the majority were Western Sizzlin brand restaurants. The average annual sales of our franchised restaurants are approximately $1.6 million. The average annual sales of the closed restaurants were $1.0 million or less. The closures of franchised restaurants were caused by their operating at a competitive disadvantage which stemmed from such factors as location, facility, lack of reinvestment and mismanagement, among others factors. There is no guarantee that these reasons will be eliminated. Moreover, these closures occurred during generally favorable economic conditions and it is possible that this trend could accelerate given the present economic downturn. We are striving to reverse this trend by revitalizing our franchise models.  However, maintaining and growing our existing franchise base is dependent upon many of the same factors that apply to our Company-owned restaurants.  Sometimes the challenges of operating profitable restaurants prove to be more difficult for our franchisees.  For example, franchisees may not have access to the financial or management resources that they need to operate their restaurants. Accordingly, there is no assurance that we will be successful in doing so and as a result our franchise base may continue to decline regardless of the economic environment.

Due to our smaller restaurant base and geographic concentration, our operating results could be materially and adversely affected by the negative performance of, or the decision to close, a small number of restaurants.

Our restaurant base, both franchised and Company-owned, is smaller and less geographically diverse than many other restaurant chains.  Accordingly, poor operating results in one or more of our markets or the decision to close even a relatively small number of underperforming restaurants could materially and adversely affect our business, financial condition, results of operation, or cash flows.

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

The inability of our franchisees to operate profitable restaurants may negatively impact our financial performance.

Under the agreements we have with our franchisees, we collect royalties and other fees from our franchisees.  As a result, the ability of our franchisees to generate profits and pay royalties to us impacts our overall profitability and brand recognition.

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

We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and products.

The success of our business depends on our continued ability to use the existing trademarks, service marks, and other components of our brand to increase brand awareness and further develop branded products.  While we take steps to protect our intellectual property, our rights to our trademarks could be challenged by third parties or our use of the trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition, adversely affecting our profitability.

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

There has been substantial uncertainty and disruption in the capital and credit markets over the past twelve months. Recently the uncertainty and disruption have reached unprecedented levels.  This uncertainty could negatively impact the Company and cause fluctuation in the Company’s stock price.  Additionally, these conditions could have an adverse effect on the Company’s business, including the future operating results of the Company’s restaurants and the value of the Company’s investments.

The Company is vulnerable to changes in economic conditions and consumer spending patterns that could harm its business, financial condition, results of operations and cash flow.

The restaurant industry has been affected by the current economic factors, including the deterioration of national, regional and local economic conditions, rising unemployment and shifts in consumer spending patterns.  The recent disruptions in the overall economy have reduced and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and operating results.  As a result, decreased cash flow generated by our business may adversely affect our financial position and our ability to fund our operations.  In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets.  The disruption in the credit markets may also adversely affect the availability of financing for our franchisees’ operations, and could impact our vendors’ ability to meet our supply requirements.   There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

Furthermore, the Company could experience reduced customer traffic or limitations on the prices it can charge for its products, either of which could reduce the Company’s sales and profit margins and have a material adverse effect on the Company’s financial condition and results of operations.

Changes in guest preferences for casual dining styles or menu items could adversely affect our financial performance.

Changing guest preferences, tastes, and dietary habits can adversely impact our business and financial performance.  Our restaurant models offer a varied entrees, side dishes, salads and desserts.  Our continued success depends, in part, on the popularity of our product offerings and casual style of dining.  A change in guest preferences away from this style or our offerings in favor of other dining styles or offerings may have an adverse impact on our business.

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

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single ten year lease agreement.  The Company occupied these locations for a period of time, but before the end of the lease, subleased each of these premises to various operators.  The ten year lease agreement expired on June 30, 2006.   In the lawsuit the plaintiffs sought recovery of alleged damages for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  The case was tried to a 12 person jury in Little Rock, starting February 12, 2008.   The jury returned a verdict for the plaintiffs on February 20, 2008, in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment on the jury’s verdict in the case against the Company in the amount of $689,666 plus plaintiff’s legal costs.  The Company posted a bond to secure the judgment and stay collection pending the appeal of the verdict.  The appeal has now been fully briefed by both sides.  A decision from the Arkansas Court of Appeals is expected by June 2009.  If the appellate court affirms the judgment against the Company, the amount due the plaintiffs would include interest accrued on the judgment from February 29, 2008, through the period of the decision on appeal.  This additional amount is not expected to exceed $70,000.  If the verdict is affirmed, the Plaintiffs will renew their efforts to have the trial court award Plaintiffs their attorneys’ fees.   To date, the court has declined to make any award of fees.    There has been no change in the Company’s loss contingency accrual of $900,000 since December 31, 2007.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2008, our five (5) Company-owned restaurants are located in leased space ranging from 8,000 square feet to 10,000 square feet.  Leases are negotiated with initial terms of five to twenty years, with multiple renewal options.  All of our leases provide for a minimum annual rent, with certain locations subject to additional rent based on sales volume at the particular locations over specified minimum levels.  Generally, the leases are net leases which require us to pay the costs of insurance, taxes, and a pro rata portion of lessors’ common area costs.

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

Please see the discussion of the Parks Land Company matter on page 10.  In addition, we are involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of our management, the ultimate disposition of these other matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.         Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Common Stock Price and Dividend Data

Since February 25, 2008, our common stock has been traded on the NASDAQ Capital Market under the symbol “WEST”.  The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported.

Fiscal Year Ended December 31, 2008	High	Low
Fourth Quarter 2008	$14.35	$7.10
Third Quarter 2008	$15.90	$13.27
Second Quarter 2008	$16.50	$12.13
First Quarter 2008 (from February 25, 2008)	$20.00	$14.25

Prior to February 25, 2008, our common stock was quoted on the OTC Bulletin Board under the symbol “WSZL.OB”. The following table sets forth, for the periods indicated, the range of high and low bid prices for the common stock as reported.  Please note that quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Years Ended December 31, 2008 and 2007	High	Low
First Quarter 2008 (through February 25, 2008)	$17.50	$12.80
Fourth Quarter 2007	$18.75	$12.35
Third Quarter 2007	$17.50	$15.05
Second Quarter 2007	$16.43	$12.10
First Quarter 2007	$12.50	$8.38
First Quarter 2007	$12.50	$8.38

As of March 31, 2009 there were approximately 600 stockholders of record of our common stock.

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

During the year, the Company completed an exchange offer to acquire shares of Itex Corporation in exchange for the Company’s common stock.  A total of 864,487 shares of Itex common stock were validly tendered.  The Company issued 57,196 shares of common stock in exchange for Itex shares tendered, based upon the exchange ratio of one share of Itex common stock for .06623 shares of the Company’s common stock as set forth in the tender offer. As of December 31, 2008, the Company owns 1,704,201 shares of Itex common stock, which represents approximately 10% of Itex’s total outstanding stock.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation (the holding company) as December 31, 2008 and 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Itex Corporation	$1,487,631	$—	$(771,867)	$715,764
Other	25,093	—	(13,136)	11,957
	$1,512,724	$—	$(785,003)	$727,721
December 31, 2007
Itex Corporation	$584,332	$116,382	$—	$700,714
Other	21,057	12,463	—	33,820
	$605,389	$128,845	$—	$734,534

During 2007, the Company realized net gains on sales of marketable securities held by Western Sizzlin Corporation (the holding company) of $1,923,379, comprised of gross gains of $3,692,662 and gross losses of $1,769,483. There were no realized gains or losses from marketable equity securities held by Western Sizzlin for the year ended December 31, 2008.

Management has evaluated unrealized losses on marketable equity securities held by Western Sizzlin Corporation (the holding Company) to determine if such impairment is other than temporary, and has concluded that they are temporary as of December 31, 2008.  In the event management concludes in future periods that such losses are other than temporary, a charge will be taken in the statement of operations to reduce the cost of the securities to their fair value.

Substantially all of the marketable equity securities held by Western Sizzlin Corporation (the holding company) have been in a continuous loss position for less than six months as of December 31, 2008.

•                  Marketable Securities held by Western Acquisitions, LP

In April 2007, the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary, to serve as the general partner of Western Acquisitions, LP; a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund.  During the third quarter of 2007, the Company contributed cash along with its holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, LP.  Cash contributions from outside investors of $2,225,000 and $540,000 for the years ended December 31, 2008 and 2007, respectively, were made to the limited partnership.

As of December 31, 2008, Western Investments, Inc. owned 85.11% of Western Acquisitions, LP.  As such, Western Acquisitions, LP has been consolidated into the accompanying financial statements with the 14.89% ownership by minority limited partners presented as minority interest on the accompanying consolidated balance sheet as of December 31, 2008.   Western Acquisitions, LP is considered, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, LP pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation.  As such, marketable equity securities held by Western Acquisitions, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

As of December 31, 2008, Western Acquisitions, LP owns a total of 1,553,545 shares of The Steak n Shake Company’s common stock.

Following is a summary of marketable equity securities held by Western Acquisitions, LP as of December 31, 2008 and 2007, of which all are in the United States:

	As of December 31, 2008		As of December 31, 2007
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$19,159,412	$9,243,593	$17,902,714	$15,046,851
Other	139,881	80,737	138,660	115,480

Total marketable equity securities	$19,299,293	$9,324,330	$18,041,374	$15,162,331

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Western Acquisitions, LP were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Realized gains	$—	$83,867
Realized losses	(39,852)	(34,994)
Net realized gains (losses) on sales of marketable securities	$(39,852)	$43,873

Net unrealized gains (losses) on marketable securities held Western Acquisitions, LP	$(7,095,919)	$(2,739,003)

•                  Marketable Securities held by Mustang Capital Advisors, LP

On July 9, 2008, the Company completed an acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s wholly-owned subsidiary, Western Mustang Holdings, LLC.   The acquisition is accounted for as a purchase under GAAP and as a result, Mustang Capital Advisors, LP and Mustang Capital Management, LLC are consolidated into the Company’s financial statements.

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

Following is a summary of marketable equity securities held by Western Mustang Holdings, LLC as of September 30, 2008 and July 9, 2008 (date of acquisition), of which all are in the United States:

	As of December 31, 2008		As of July 9, 2008
	Cost	Fair Value	Cost	Fair Value
Total marketable equity securities	$6,621,658	$6,656,428	$5,253,811	$5,253,811

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Mustang Capital Advisors, LP from July 9, 2008 (date of acquisition) through December 31, 2008, were as follows:

Realized gains	$514,793
Realized losses	(270,709)
Net realized gains on sales of marketable securities	$244,084

Net unrealized losses on marketable securities held by Mustang Capital Advisors, LP	$(34,770)

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information on securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	57,000	$7.10	36,000

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

Repurchases of Common Stock

On June 24, 2008, we announced that our Board of Directors approved the repurchase of up to 500,000 shares of our common stock commencing June 25, 2008 and through June 25, 2009.  The timing, price and volume of purchases would be determined by management, based upon market conditions, relevant securities laws and other factors, either on the open market or in privately negotiated transactions.  As of December 31, 2008, we had purchased 9,099 shares pursuant to this authorization and had 490,901 remaining available for repurchase.  The following table sets forth additional information with respect to our repurchases of shares of common stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/08 – 10/31/08	0	N/A	0
11/1/08 – 11/30/08	800	$8.50	800
12/1/08 – 12/31/08	8,299	$10.10	8,299
Total	9,099		9,099	$4,900,000

Item 6.    Selected Financial Data,

Effective January 1, 2007, we restructured our operations into a holding company/subsidiary format whereby all of our operations are now conducted through wholly-owned subsidiaries.  This restructuring is not anticipated to have any tax impact and will have no impact on our financial reporting as we will continue to report consolidated financial statements.

Financial Data

The following selected historical consolidated financial information for each of the years ended December 31, 2004 through 2008 has been derived from our consolidated financial statements.  For additional information see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this report. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes included in this report.

	In Thousands
	2008	2007	2006	2005	2004

Statement of Operations Data:
Total revenues	$17,204	$17,257	$17,404	$19,372	$21,708
Income from restaurant and franchise operations	177	508	572	1,405	1,174
Income (loss) from investment activities	(7,744)	(1,163)	(105)	—	—
Net income (loss)	(6,354)	(244)	274	681	566
Basic and diluted earnings (loss) per share	$(2.29)	$(0.13)	$0.23	$0.57	$0.48
Shares used in computing basic earnings (loss) per share	2,770	1,905	1,215	1,189	1,190
Shares used in computing diluted earnings (loss) per share	2,770	1,905	1,225	1,190	1,190
Balance Sheet Data:
Working capital surplus (deficit)	3,585	(1,609)	3,238	2,001	1,480
Total assets	35,953	30,509	19,820	15,476	16,697
Long-term debt, excluding current maturities	2,834	566	685	848	2,698
Other long-term liabilities	1,208	89	464	42	15
Stockholders’ equity	18,013	23,502	17,398	11,760	10,093
Other Financial Data:
Dividends declared	—	—	—	—	—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data, and certain restaurant data for the years indicated:

Income Statement Data:	2008	2007	2006

Revenues:
Company-operated restaurants	76.0%	74.8%	74.6%
Franchise operations	21.7	22.9	23.1
Other	2.3	2.3	2.3
Total revenues	100.0	100.0	100.0
Costs and expenses - restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	56.9	53.9	53.4
Restaurant occupancy and other	13.8	13.7	14.1
Franchise operations — direct support	7.6	6.1	7.1
Subleased properties	3.2	.5	.4
Corporate expenses	11.6	13.2	12.8
Depreciation and amortization expense	6.1	6.2	6.1
Closed restaurants expense	—	—	—
Impairment and other charges	—	—	.2
Gain on settlement of insurance claims	—	—	—
Claims settlement and legal fees associated with lawsuit	1.0	4.3	1.6
Total costs and expenses — restaurant and franchise operations	100.2	97.9	95.7
Equity in income (loss) of joint venture	1.2	.8	(.9)
Income from restaurant and franchise operations	1.0	2.9	3.4

Loss from investment activities	(45.0)	(6.7)	(.6)

Other income (expense)	.2	.1	(.1)
Income (loss) before income tax expense and minority interests	(43.8)	(3.7)	2.7
Income tax expense (benefit)	(3.0)	(.2)	1.1
Minority interests	3.9	2.0	—
Net income (loss)	(36.9)%	(1.5)%	1.6%

	Years Ended December 31
	2008	2007	2006
Restaurant Data
Percentage increase (decrease) in average sales for Company-operated restaurants	.08%	(0.7)%	(2.5)%
Number of Company-operated restaurants included in the average sales computation	5	5	5
Average sales for Company-operated restaurants	$2,584,000	$2,582,000	$2,599,000
Number of Company-operated Restaurants:
Beginning of period	5	5	5
Opened	1	—	—
Closed/Franchised	1	—	—
End of period	5	5	5
Number of U.S. Franchised Restaurants:
Beginning of period	116	123	135
Opened	4	1	—
Closed	16	8	12
End of period	104	116	123
Number of Joint Venture Restaurants:
Beginning of period	1	1	—
Opened	—	—	1
Closed	—	—	—
End of period	1	1	1

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

Western Acquisitions, L.P. has an ownership interest in The Steak n Shake Company and has filed a Schedule 13D (as amended) with the SEC as a member of a group that also includes Western Investments, Inc., The Lion Fund, L.P., Biglari Capital Corp., Mr. Biglari and Philip L. Cooley, our Vice Chairman of the Board.  This group collectively beneficially owned approximately 8.5 % of Steak n Shake.  We initially purchased Steak n Shake shares utilizing funds from working capital and, during the third quarter ended September 30, 2007, contributed those shares to Western Acquisitions, L.P., through Western Investments, Inc.  Our Board of Directors determined that seeking two positions on the Board of Directors of Steak n Shake was in the best interests of our stockholders. We engaged in a proxy solicitation to get our nominees elected and agreed to share the expenses of this effort pro rata with Western Acquisitions, L.P. and The Lion Fund, L.P.  At Steak n Shake’s annual meeting of stockholders held on March 7, 2008, Steak n Shake’s stockholders elected Mr. Biglari and Dr. Cooley to the Board of Directors.

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

On July 9, 2008, the Company completed an acquisition of a 50.5% controlling interest in Mustang Capital Advisors, LP and a 51% controlling interest in its general partner, Mustang Capital Management, LLC, through the Company’s wholly-owned subsidiary, Western Mustang Holdings, LLC.  Mustang Capital Advisors, LP, a Texas limited partnership, is a registered investment advisor, and is the investment advisor to, and the general partner of Mustang Capital Partners I, LP and Mustang Capital Partners II, LP (the “Funds”).  The Funds are private investment funds organized for the purpose of trading and investing in securities.  The aggregate purchase price was $1,245,640, which consisted of $300,000 in cash, $90,092 in transaction costs, and 54,563 shares of common stock issued at a per share price of $15.68. Mustang Capital Advisors, LP managed approximately $44 million in assets through its funds and managed accounts as of December 31, 2008. The value of the 54,563 common shares issued was determined based on the average market price of the Company’s common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced.  The acquisition was accounted for as a purchase under GAAP (Generally Accepted Accounting Principles) and as a result, Mustang Capital Advisors, LP and Mustang Capital Management, LLC was consolidated into the Company’s financial statements.  As a result of the acquisition, the Company expects to diversify its holdings in marketable securities and increase the cash flow stream into the Company.

On May 13, 2008, we completed an unsolicited tender offer for shares of ITEX Corporation.  A total of 864,487 shares of ITEX common stock were validly tendered.  We issued 57,196 shares of common stock in exchange for ITEX shares tendered.  After the completed exchange, we own 1,704,201 shares of ITEX common stock, which represents approximately 10% of Itex’s total outstanding stock.

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

 In September 2006, we were served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLLP, et al. v. Western Sizzlin Corporation, et al.  On February 12, 2008, this case came before the Court for trial.   On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment in the case captioned Parks Land Company, et al. v. Western Sizzlin Corporation, et al. against us in the amount of $689,666 plus plaintiff’s legal costs.  We have currently added to the reserve as a result of the verdict and as of December 31, 2007 have $900,000 accrued.  Of this amount, $275,000 had been accrued in 2006.  We disagree with the result of the trial and are evaluating our options.  (See Note 18 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).  There can be no assurance that ultimate settlement of this case will not be more than $900,000.

2008 COMPARED TO 2007

Revenues

Total revenues decreased 0.3% to $17.2 million in 2008, from $17.3 million in 2007.  Company-operated restaurant sales increased 1.4% to $13.1 million in 2008, from $12.9 million in 2007. The Company opened and subsequently closed the Western Sizzlin Express concept in Tupelo, Mississippi during 2008.  The four months of operation at this location generated $165,000 in sales and experienced a pre-tax loss of $152,000.  Customer traffic for the Company-operated restaurants decreased slightly by 0.2% over 2007.  Price increases were implemented at certain Company-operated restaurants in 2008 and 2007.  Same store sales for 2008 experienced an overall increase 0.1% over 2007.

Franchise and other revenues decreased 5.2% to $4.1 million in 2008, from $4.3 million in 2007. The decrease is primarily attributable to 12 less franchised restaurants during 2008, with 16 closures and 4 new openings.  The openings during 2008 were in the last several months of the year and the Company has not seen the full effect of additional royalties from these locations.   Same store sales for 2008 experienced an overall decrease of 3.2% over 2007.

Costs and Expenses — Restaurant and Franchise Operations

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $476,000, (5.1%) to $9.8 million for the year ended December 31, 2008 from $9.3 million for the year ended December 31, 2007, of which $218,000 (2.2%) was attributable to the location in Tupelo These costs for the year increased as a percentage of Company-operated restaurants revenue from 72.1% in 2007 and 74.8% in 2008.  The increase in the costs was largely attributable to increased costs in commodities in 2008 over 2007, and the operation of the Tupelo location in 2008.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, increased by $14,000 (0.5%) for the year ended December 31, 2008 versus the prior year’s comparable period, of which $78,000 was attributable to Tupelo. These costs for the year decreased slightly as a percentage of Company-operated restaurant revenues for 18.3% in 2007 to 18.2% in 2008.

Cost of franchise operations direct support expense decreased $53,000 (3.9%) to $1.3 million for the year ended December 31, 2008 from $1.4 million for the year ended December 31, 2007.  The decreases are attributable to the Company’s on-going cost control efforts.

Subleased restaurant expenses include net costs associated with subleasing former Company operations and maintenance of vacant premises.  These expenses increased by $444,000 versus the prior year’s comparable period, due to increased repair costs associated with vacant properties.  All sublease arrangements expire during the fourth quarter of 2008 and no further sublease expenses are anticipated.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter activities.  These expenses increased by $23,000 (1.2%) for the year ended December 31, 2008 versus the prior year’s comparable period.  These expenses have experienced overall decreases for the year 2008 due to the Company’s on-going cost control efforts, with the exception of a one-time expense in 2008 of $250,000 accrued and payable under the Company’s severance agreement with its former President for the subsidiary operations of Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., in July 2008.

Depreciation and amortization for 2008 were slightly lower by $22,000 than 2007.

Claims settlement and legal fees associated with a lawsuit, decreased $561,000 versus the prior year’s comparable period, due to decreases in expenses associated with a lawsuit involving leased properties. (See Note 18 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

Equity in income (loss) of Joint Venture

Equity in income (loss) of joint venture increased $42,000 versus the prior year’s comparable period attributable to increased sales and profitability at the Harrisonburg, Virginia location.  (See Note 19 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

Income (Loss) from Investment Activities

Investment advisory fee income of $240,000 resulted from the acquisition of Mustang Capital Advisors, LP as of July 9, 2008.  Investment activities include net realized gains (losses) on sales of marketable securities of ($204,000) and $1,972,000 for the years ended December 31, 2008 and 2007, respectively.  The realized gain on sale of marketable securities in 2007 was largely from the sale of the investment in Friendly Ice Cream Corporation.  Net unrealized losses on marketable securities held by the limited partnerships, Western Acquisitions, LP and Mustang Capital Advisors, LP, were ($7.1) million and ($2.8) million for the years ended December 31, 2008 and 2007, respectively.  Expenses associated with investment activities were $984,000 and $348,000 for the years ended December 31, 2008 and 2007, respectively.  During 2008, the Steak n Shake Company reimbursed the Company $332,750 for certain expenses associated with the proxy contest conducted by the Company during the fourth quarter of 2007 and first quarter of 2008.  The increase in expenses for 2008 versus the prior year’s comparable periods are attributable to expenses associated with the Steak n Shake proxy contest,  the ITEX tender offer, proposed exchange offer for shares of Jack in the Box, Inc., and other investment-related activities. There were no management fees charged or collected by Western Acquisitions, LP from outside investors in 2008 or 2007.  Future management fees will depend on portfolio performance.

On June 19, 2008, the Board of Directors of The Steak n Shake Company appointed Sardar Biglari as Executive Chairman of the Board, effectively immediately.  On August 5, 2008, Mr. Biglari was appointed Chief Executive Officer of The Steak n Shake Company. Management believes that the restructuring efforts underway at Steak n Shake are positive steps toward rebuilding value for all of its stockholders.

Other Income (Expense)

Other income (expense) increased from $11,000 in 2007 to $11,200 in 2008.  Interest expense decreased $21,000 comparing 2008 to 2007.  The decrease is due to a lower average principal outstanding balance.  Interest income increased $4,000 comparing 2008 to 2007.

Income Tax Expense

Income tax expense is directly affected by levels of pretax income and changes in valuation allowances on deferred tax assets.  The Company’s effective tax rate was (6.67%) and (7.62%) for the years ended December 31, 2008 and 2007, respectively. (See Note 10 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

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

Claims settlement and legal fees associated with a lawsuit, increased $452,000 versus the prior year’s comparable period, due to increases in accrual of loss contingency associated with a lawsuit involving leased properties. (See Note 18 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

Equity in income (loss) of Joint Venture

Equity in income (loss) of joint venture increased $318,000 versus the prior year’s comparable period, due to losses incurred in 2006 of $161,000 associated with the cost of opening the restaurant on December 14, 2006.  (See Note 19 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

Income (Loss) from Investment Activities

Investment activities include net realized gains on sales of marketable securities of $2 million and net unrealized losses on marketable securities held by limited partnership, Western Acquisitions, L.P., of $2.8 million.  Expenses associated with investment activities were $348,000 and $105,000 for the years ended December 31, 2007 and 2006, respectively.  (See Note 6 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

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

Income Tax Expense

Income tax expense is directly affected by levels of pretax income and changes in valuation allowances on deferred tax assets.  The Company’s effective tax rate was (7.62%) and 40.4% for the years ended December 31, 2007 and 2006, respectively. (See Note 10 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2008, we had $331,000 of cash and cash equivalents as compared to $727,000 as of December 31, 2007.  The decrease in cash and cash equivalents was largely attributable to additional investments and related expenses of marketable securities in 2008.

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

Operating Activities and Cash Flows

We generated (used) approximately $(1.3) million, $(9.5) million, and $1.8 million in operating cash flows for the years ended December 31, 2008, 2007 and 2006, respectively.  Our primary source of operating cash flows is the operating profits generated from Company restaurant and franchise operations.  Adjustments to reconcile net income (loss) to net cash provided by restaurant and franchise activities were approximately $977,000, $2.6 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Adjustments to reconcile net income (loss) to net cash provided by (used in) investment activities were approximately $4 million for year ended December 31, 2008, $(11.9) for the year ended December 31, 2007, with no such activity in 2006.

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

During the year ended December 31, 2008, we spent approximately $34,000 on capital expenditures on Company restaurants compared to $35,000 and $492,000 during the equivalent period in the year ended December 31, 2007 and 2006, respectively.  Capital expenditures for 2006 included the remodel of two Company-operated stores in Northern Virginia.  A total of $803,000 has been spent on these two remodels since 2005.  Also during 2007, land was purchased for investment purposes for $3.7 million. Offsetting uses of cash for investing activities were proceeds from fire casualties of $785,000 for the year ended December 31, 2006. Also included in investing activities for 2006 are proceeds of $300,000 from the sale of land in Lawrenceville, Georgia.

Financing Activities

We made payments of long-term debt of $119,000, $163,000 and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.  During 2008, there were proceeds from issuance of long-term debt of $2.6 million offset by payment of $2 million on line of credit borrowings. Also during 2008, $165,000 was received from exercise of stock options, $540,000 from capital contributions from minority interests in limited partnership, offset by $91,000 on purchases of treasury stock.  Proceeds of $2 million were received from a line of credit in 2007.  Also during 2007 and 2006, financing activities included cash received from rights offerings of $7.6 million and $4.2 million, respectively, offset by costs of the rights offerings of $97,000 and $123,000, respectively, and cash received from exercise of stock options of $85,000 and $28,000, respectively.

Liquidity

Our primary sources of liquidity are cash generated from operations and, if needed, borrowings under our existing line of credit. Subsequent to year end, in January 2009, we borrowed $350,000 from the line of credit for working capital purposes. We continually review available financing alternatives.  In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

Total capital expenditures for 2009 are presently expected to approximate $50,000, and will be primarily used for necessary replacement of certain restaurant equipment.

We believe that cash flows generated by operations will be adequate to fund our restaurant and franchise operations and required debt repayments for at least the next twelve months.  In addition, we have taken aggressive action during the first quarter of 2009 to further reduce general and administrative expenses to augment our cash flows.

The money market investments of $3.7 million are funds held by Mustang Capital Advisors, LP for investment purposes, and are not available for use in operations.  (See Note 10 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

We are a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and we guaranteed 50% of the loan obligation.  We estimate the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2008.  The term of the guarantee extends through July 1, 2026 and we would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  We are accounting for the investment using the equity method and the Company’s share of the net income (loss) for the joint venture of $199,699,         $157,515 and ($160,902) for the years ended December 31, 2008, 2007 and 2006, respectively, is included in equity in earnings of unconsolidated joint venture.  The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at December 31, 2008 and 2007:

	Year Ended December 31, 2008 (unaudited)	Year Ended December 31, 2007 (unaudited)
Statement of Operations Data:
Total revenues	$4,890,392	$4,960,695
Cost of food	2,007,969	2,110,602
Payroll expense	1,445,213	1,502,077
Marketing and smallware expense	189,741	204,374
General and administrative	456,926	404,106
Depreciation and amortization	203,341	200,869
Interest	212,646	223,574
Other income (expense)	(24,842)	62
Net Income (loss)	399,398	315,031
Balance Sheet Data:
Cash	$257,490	$332,740
Current receivables	2,378	7,557
Prepaid expenses	11,364	3,171
Inventory	18,035	16,384
Land, leasehold improvements, and construction in progress, net	3,566,081	3,750,051
Loan costs, net	10,420	11,946
Total assets	3,865,970	4,122,050
Loan payable	2,951,460	3,138,580
Accounts payable and accrued expenses	365,120	433,479
Members’ equity	549,389	549,991

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

	Years Ending December 31,
Contractual Obligations and Commitments	2009	2010	2011	2012	2013	Thereafter	Totals
Long-term debt	$373,925	$2,498,483	$134,189	$148,342	52,573	$0	$3,207,512
Operating leases, net (1)	634,425	623,880	367,611	399,171	405,086	766,908	3,197,081
Interest expense (2)	97,041	40,459	27,655	13,501	1,101	0	179,757
Tax obligations (3)	7,552	—	—	—	—	—	7,552
Other long-term liabilities (4)	—	—	—	—	—	316,333	316,333
Totals	$1,112,943	$3,162,822	$529,455	$561,014	$458,760	$1,083,241	$6,908,235

(1)	Gross operating lease commitments for the periods above aggregate to approximately $3.2 million. (See Note 9 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

(2)	Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.

(3)	Reflects recognized liabilities for uncertain tax positions under the provisions of FIN 48. (See Note 10 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

(4)

Reflects the cash portion of the Company’s obligation to purchase the ownership percentage of the minority interest holder of Mustang Capital Advisors, LP (see Note 2 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K). The timing of the settlement of the obligation is not determinable as of December 31, 2008.

Bank Line of Credit

At December 31, 2008 there were no amounts outstanding on a $2 million line of credit with a bank.  The line is payable on demand, subject to annual renewal by the bank with an automatic renewal at May 31, 2009, interest rate of prime minus 0.5% and collateralized by accounts receivable and the assignment of franchise royalty contracts. Subsequent to year end, the Company borrowed $350,000 from the line of credit for working capital purposes.  The average amount of outstanding borrowings during 2008 and 2007 approximated $182,000 and $83,000, respectively.

Operating Leases

Gross operating lease commitments for the periods above aggregate to approximately $3.2 million.

Revenue Recognition

Revenue at Company-operated restaurants is recognized as customers pay for products at the time of sale.  Franchise operations revenue consists of royalties and franchise fees.  Royalties are recognized in the month earned at estimated realizable amounts.  Franchise fees are recognized when the related services have been performed, which is generally upon opening of the store, and do not include significant contingencies.  Other revenues consist of sales of seasonings and marinades to franchisees and are recognized when the products are shipped to the franchisee.  In the future, the Company may earn management fees based on a percentage of assets managed and held by Western Acquisitions, LP and on the performance of assets under management, but no such fees were earned in 2007 and 2008.  Investment advisory fee income was earned in 2008 through the acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC.

CRITICAL ACCOUNTING ESTIMATES

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

Note 1 to the consolidated financial statements provides a summary of our significant accounting policies.  The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: trade accounts and notes receivables and the allowance for doubtful accounts, investments, determination of useful lives and the evaluation of any impairment of long-lived assets (including franchise royalty contracts, investment management contracts and limited partnership agreements, goodwill and property and equipment), commitments and contingencies, and income taxes.

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

Trade Accounts and Notes Receivable and the Allowance for Doubtful Accounts

We collect royalties, and in some cases rent, from franchisees.  We view trade accounts and notes receivable and the related allowance for doubtful accounts as a critical accounting estimate since the allowance for doubtful accounts is based on judgments and estimates concerning the likelihood that individual franchisees will pay the amounts included as receivables from them.  In determining the amount of allowance for doubtful accounts to be recorded for individual franchisees, we consider the age of the receivable, the financial stability of the franchisee, discussions that may have occurred with the franchisee and our judgment as to the overall collectability of the receivable from the franchisee.  In addition, we establish an allowance for all other receivables for which no specific allowances are deemed necessary.  If average sales or the financial health of franchisees were to deteriorate, we might have to increase the allowance for doubtful accounts.

Investments

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income (loss).  Fair value is determined through the use of quoted market values on national exchanges.  Management has also evaluated unrealized losses on marketable equity securities held by Western Sizzlin Corporation (the holding company) to determine if such impairment is other than temporary, and has concluded that they are temporary as of December 31, 2008 and that the Company has the ability and the intent to hold such securities until they recover their value.  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of issuer, the length of time fair value has been less than cost, the relative amount of decline, and our ability and intent to hold the investment until fair value recovers.  In the event management concludes in future periods that such losses are other than temporary, a charge will be taken in the statement of operations to reduce the cost of the securities to their fair value.

Western Acquisitions, LP and Mustang Capital Advisors, LP are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, LP and Mustang Capital Advisors, LP pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, LP and Mustang Capital Advisors, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.  Fair value is primarily determined through the use of quoted market values on national exchanges.  (See Note 13 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

Long-lived Assets, Franchise Royalty Contracts and Goodwill

We view the determination of the carrying value of long-lived assets, franchise royalty contracts, goodwill, investment management contracts and limited partnership agreements as critical accounting estimates since we must evaluate the estimated economic useful life in order to properly depreciate or amortize our long-lived assets, franchise royalty contracts, and investment management contracts and limited partnership agreements and because we must consider if the value of any of our long-lived assets have been impaired, requiring adjustments to the carrying value.  Goodwill is not subject to amortization but is subject to at least an annual impairment test to determine if the carrying amount exceeds its fair value.

Economic useful life is the duration of time the asset is expected to be productively employed, which may be less than its physical life.  The estimated economic useful lives of long-lived assets are monitored to determine if they continue to be appropriate in light of changes in business circumstances.

We must also consider whether long-lived assets (including property and equipment and intangible assets) have been impaired to the extent that we must recognize a loss on such impairment, including goodwill impairment. We evaluate our long-lived assets for impairment at the restaurant, franchise and investment company levels on an annual basis or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of each level of assets based on the operating cash flows of the restaurant, franchise and investment operations and our plans for each restaurant unit, franchisee contract, or investments. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we must make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. In 2006, we recorded impairment of $46,284 related to leasehold improvements for which no future cash flows are anticipated associated with subleased properties.  In 2008 and 2007 there were no such expenses (see Notes 15 and 16 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

We evaluate goodwill for impairment on an annual basis during the fourth quarter of each year, or more frequently if an event occurs that triggers an interim impairment test.  We determine the fair values of our reporting units using the discounted cash flow method.  This method uses projections of cash flows from each of the reporting units.  Several of the key assumptions in estimating future cash flows include periods of operations, projections of operating profits, and weighted average cost of capital.  These assumptions are derived from our internal budgets and consideration of available market data.  The factors which contribute the greatest variability in our estimates of fair values are the weighted average cost of capital and estimates of future operating profits.  We currently have goodwill of $770,000 related to our franchising reporting unit, $3.5 million allocated to our restaurant reporting unit, and $685,000 related to our investment activities reporting unit.

Purchase Obligation

As stated in Note 2 of the Notes to the Consolidated Financial Statements, in connection with our acquisition of a controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, we are obligated to purchase the minority interest holders ownership percentage upon the occurrence of certain events.  The purchase obligation will ultimately be settled in cash and shares of the Company’s common stock.  We are accounting for this purchase obligation pursuant to Statement of Financial Accounting Standards No. 150 (As Amended) - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

Commitments and Contingencies

We view accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred.  Actual results could differ from the expected results determined based on such estimates.

Income Taxes

We record valuation allowances against deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109.

Accounting for Income Taxes.

For additional information regarding the adoption of FIN 48, see Note 10 of the Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. The Company applied the provisions of FSP FAS 157-2, Effective Date of FASB Statement 157, which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 28, 2008.  The nonfinancial assets for which we have deferred adoption include goodwill and long-lived assets.  The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis in the first quarter of 2009 and is still evaluating the impact on the Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2008, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable securities, interest rates related to certain debt obligations, and commodity risks.

Market Price Risk

Our marketable securities are currently concentrated in a few investments. A change in market prices exposes us to market risk related to the investments in marketable securities.  As of December 31, 2008, we held $17 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in an additional $1.7 million unrealized losses and a corresponding decline in their fair values at December 31, 2008.  This hypothetical decline would not affect the cash flows unless the securities were disposed of.

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the loan associated with the Texas land purchase and revolving credit facility bear interest at variable rates based on the prime rate minus .5%.  The nature and amount of borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Commodity Price Risk

We purchase certain food products such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside of our control and which are generally unpredictable. Changes in commodity prices affect us and competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. We have determined that our purchasing agreements do not qualify as derivative financial instruments or contain embedded derivative instruments. In many cases, we believe that we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower its margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices.

The table below provides information about our debt obligations that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt obligations held for other than trading purposes at December 31, 2008 (dollars in thousands):

EXPECTED MATURITY DATE

	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value
Long-term debt Fixed Rate	$110	$121	$134	$148	$53	$0	$586	$653
Average Interest Rate	10.07%	10.07%	10.07%	10.07%	10.07%	0%	10.07%

Item 8.  Consolidated Financial Statements and Supplementary Data

The information required by this item is set forth on pages F-1 through F-29 of this report.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).  Controls and Procedures

(a)          Disclosure Controls and Procedures:

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Based on our evaluation as of December 31, 2008, we concluded that the disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in the Annual Report on Form 10-K was summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Management, under the supervision and the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on management’s assessment, our Chief Executive Officer and our Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c)          Changes in Internal Control Over Financial Reporting

As of the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.  Other Information

  None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

 The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be filed on or before April 30, 2009.

Item 11.  Executive Compensation

 The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be filed on or before April 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be filed on or before April 30, 2009.

Item 13.  Certain Relationships and Related Transactions

 The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be filed on or before April 30, 2009.

Item 14.  Principal Accountant Fees and Services

 The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders expected to be filed on or before April 30, 2009.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                   Financial Statements: See our Consolidated Financial Statements filed under Item 8.

(b)                                  Exhibits required by Item 601 of Regulation S-K:  See Exhibit Index on pages 33 and 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIZZLIN CORPORATION

Dated: March 31, 2009	By:	/s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

Dated: March 31, 2009	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sardar Biglari	Chairman of the Board	March 31, 2009
Sardar Biglari

/s/ Philip L. Cooley	Vice Chairman	March 31, 2009
Philip L. Cooley

/s/ Titus W. Greene	Director	March 31, 2009
Titus W. Greene

/s/ Jonathan Dash	Director	March 31, 2009
Jonathan Dash

/s/ Kenneth R. Cooper	Director	March 31, 2009
Kenneth R. Cooper

/s/ Martin S. Fridson	Director	March 31, 2009
Martin S. Fridson

Exhibit Index

2.0

Plan of Amendment and Merger dated April 30, 1999, between Austins Steaks and Saloon, Inc. and The Western Sizzlin Corporation. (incorporated by reference to the specific exhibit to the From S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333- 78375)

3.1.1	Restated Certificate of Incorporation dated December 1, 1995

3.1.2	Certificate of Amendment to Certificate of Incorporation dated September 30, 2003

3.1.3	Amendment to Certificate of Incorporation dated June 22, 1999

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation dated July 31, 2006

3.1.5	Certificate of Amendment to Restated Certificate of Incorporation dated July 2, 2007

3.1.6	Certificate of Amendment to Restated Certificate of Incorporation dated August 11, 2008

3.2	Restated Bylaws of the Corporation

3.2.1	Amendment No. 1 to Restated Bylaws

3.2.2	Amendment No. 2 to Restated Bylaws

3.2.3	Amendment No. 3 to Restated Bylaws

4.0	Captec Promissory Notes and related loan documents (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1	November 2001 Severance Agreement (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1.1	Employment Agreement of Robyn B. Mabe (incorporated by reference to the Form 10-Q for period ended September 30, 2007)

+10.1.2	Employment Agreement of James C. Verney (incorporated by reference to the Form 10-Q for period ended September 30, 2004)

+10.1.3	Memorandum of Understanding with James C. Verney (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

+10.2	2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to the Form 10-Q for period ended June 30, 2004)

+10.3	2005 Stock Option Plan (incorporated by reference to the Schedule 14A Definitive Proxy Statement filed April 29, 2005)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Western Sizzlin Corporation

We have audited the accompanying consolidated balance sheets of Western Sizzlin Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008 and 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sizzlin Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

/s/ Dixon Hughes PLLC
High Point, North Carolina
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Western Sizzlin Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Western Sizzlin Corporation and Subsidiaries for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Western Sizzlin Corporation and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton
Greensboro, North Carolina
March 16, 2007

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$330,998	$727,378
Money market investments	3,735,821	—
Trade accounts receivable, less allowance for doubtful accounts of $339,752 in 2008 and $198,425 in 2007	1,064,389	994,085
Current installments of notes receivable, less allowance for impaired notes of $62,926 in 2008 and $50,904 in 2007	198,912	219,501
Other receivables	78,982	132,283
Income tax receivable	98,362	90,161
Inventories	59,126	73,017
Prepaid expenses	133,785	228,396
Deferred income taxes	494,926	404,334

Total current assets	6,195,301	2,869,155

Notes receivable, less allowance for impaired notes receivable of $6,980 in 2008 and $15,501 in 2007, excluding current installments	449,990	625,231
Property and equipment, net	1,500,149	1,877,694
Investment in real estate	3,745,152	3,745,152
Investments in marketable securities	16,708,479	15,896,865
Investment management customer relationships, net of accumulated amortization of $73,762 in 2008 and $0 in 2007	1,346,238	—
Franchise royalty contracts, net of accumulated amortization of $9,454,432 in 2008 and $8,824,135 in 2007	—	630,296
Goodwill	4,995,262	4,310,200
Financing costs, net of accumulated amortization of $194,639 in 2008 and $192,832 in 2007	5,572	7,378
Investment in unconsolidated joint venture	304,695	304,996
Deferred income taxes	665,805	235,655
Other assets	36,180	6,450
	$35,952,823	$30,509,072

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable — line of credit	$—	$2,000,000
Due to broker	—	342,022
Current installments of long-term debt	373,925	118,783
Accounts payable	812,839	733,983
Accrued expenses and other	1,423,092	1,283,237

Total current liabilities	2,609,856	4,478,025

Long-term debt, excluding current installments	2,833,587	566,272
Other long-term liabilities	1,208,147	89,039

	6,651,590	5,133,336

Minority interest	11,288,681	1,873,748
Commitments and contingencies (Notes 2, 9 and 18)
Stockholders’ equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 10,000,000 shares; issued (including treasury stock) 2,831,884 in 2008 and 2,696,625 shares in 2007	28,320	26,967
Treasury stock , at cost, 9,099 shares in 2008, 0 shares in 2007	(90,583)	—
Additional paid-in capital	22,235,872	20,415,785
Retained earnings (accumulated deficit)	(3,376,054)	2,978,189
Accumulated other comprehensive income (loss) — unrealized holding gains (losses), net of taxes	(785,003)	81,047

Total stockholders’ equity	18,012,552	23,501,988
	$35,952,823	$30,509,072

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues:
Company-operated restaurants	$13,083,237	$12,908,577	$12,985,109
Franchise operations	3,726,020	3,955,762	4,011,740
Other	395,490	393,274	407,091

Total revenues	17,204,747	17,257,613	17,403,940

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	9,783,218	9,307,505	9,294,432
Restaurant occupancy and other	2,379,768	2,366,121	2,458,666
Franchise operations — direct support	1,308,433	1,361,900	1,234,256
Subleased restaurant property expenses	545,226	101,664	64,438
Corporate expenses	1,989,356	1,965,862	2,226,151
Depreciation and amortization expense	1,041,818	1,063,017	1,057,492
Impairment and other charges	—	—	46,284
Claims settlement and legal fees associated with lawsuit	180,044	741,287	289,109
Total costs and expenses — restaurant and franchise operations	17,227,863	16,907,356	16,670,828

Equity in income (loss) of joint venture	199,699	157,516	(160,902)

Income from restaurant and franchise operations	176,583	507,773	572,210

Investment advisory fee income	240,478	—	—
Net realized gain on sales of marketable securities	204,232	1,972,252	—
Net unrealized losses on marketable securities held by limited partnerships	(7,130,689)	(2,787,876)	—
Amortization expense — investment activities	(73,762)	—	—
Expenses of investment activities, including interest of $109,042 in 2008 And $0 in 2007 and 2006	(983,968)	(347,634)	(105,000)

Loss from investment activities	(7,743,709)	(1,163,258)	(105,000)

Other income (expense):
Interest expense	(84,844)	(106,263)	(159,518)
Loss on early extinguishment of long-term debt	—	—	(92,535)
Interest income	110,718	106,741	69,269
Other, net	11,183	11,048	175,721
Total other income (expense), net	37,057	11,526	(7,063)

Income (loss) before income tax expense and minority interests	(7,530,069)	(643,959)	460,147

Income tax expense (benefit)	(502,200)	(49,078)	185,808
Minority interests	673,626	351,252	—
Net income (loss)	$(6,354,243)	$(243,629)	$274,339

Earnings (loss) per share (basic and diluted):
Net income (loss)	$(2.29)	$(0.13)	$0.23

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006

	Common stock		Treasury stock		Additional	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit)	Income (Loss)	Total
Balances, December 31, 2005	1,188,850	$11,889	—	$—	$8,681,775	$3,065,854	$—	$11,759,518

Net Income	—	—	—	—	—	274,339	—	274,339
Change in unrealized holding gains, net of taxes of $715,608	—	—	—	—	—	—	1,249,269	1,249,269
Comprehensive income								1,523,608
Compensation expense associated with stock option plans	—	—	—	—	39,100	—	—	39,100

Stock options exercised	3,000	30	—	—	27,570	—	—	27,600

Costs incurred in rights offering	—	—	—	—	(123,280)	—	—	(123,280)

Stock issued in rights offering	595,900	5,959	—	—	4,165,516	—	—	4,171,475
Balances, December 31, 2006	1,787,750	17,878	—	—	12,790,681	3,340,193	1,249,269	17,398,021

Net Loss	—	—	—	—	—	(243,629)	—	(243,629)
Change in unrealized holding gains, net of taxes of $32,771	—	—	—	—	—	—	54,576	54,576
Less: Reclassification of unrealized gains on securities sold during 2007, net of taxes of $700,583	—	—	—	—	—	—	(1,222,798)	(1,222,798)

Comprehensive loss								(1,411,851)

Share based compensation	—	—	—	—	5,920	—	—	5,920
Costs incurred in rights offering	—	—	—	—	(97,455)	—	—	(97,455)
Stock issued in rights offering	898,875	8,989	—	—	7,631,449	—	—	7,640,438
Stock options exercised	10,000	100	—	—	85,190	—	—	85,290
Cumulative effect of adopting FIN 48	—	—	—	—	—	(118,375)	—	(118,375)

Balances, December 31, 2007	2,696,625	26,967	—	—	20,415,785	2,978,189	81,047	23,501,988

Net Loss	—	—	—	—	—	(6,354,243)	—	(6,354,243)

Change in unrealized holding gains (losses), net of taxes of $47,798	—	—	—	—	—	—	(866,050)	(866,050)

Comprehensive loss	—	—	—	—	—	—	—	(7,220,293)
Shares issued for Mustang Capital Advisors, LP acquisition	54,563	546	—	—	855,002	—	—	855,548
Shares issued for ITEX Corp common stock	57,196	572	—	—	800,172	—	—	800,744
Stock options exercised	23,500	235	—	—	164,913	—	—	165,148
Treasury stock purchases	—	—	9,099	(90,583)	—	—	—	(90,583)

Balances, December 31, 2008	2,831,884	$28,320	9,099	$(90,583)	$22,235,872	$(3,376,054)	$(785,003)	$18,012,552

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:

Net income (loss)	$(6,354,243)	$(243,629)	$274,339

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Restaurant and franchise activities:
Depreciation and amortization of property and equipment	408,335	428,099	427,195
Amortization of franchise royalty contracts and other assets	630,296	630,296	630,295
Write-off of financing costs related to early extinguishment of long-term debt	—	—	29,699
Amortization of finance costs	1,806	4,162	22,525
Provision for doubtful accounts	145,661	124,659	110,000
Share-based compensation	—	5,920	39,100
Provision for deferred income taxes	(475,807)	695,285	185,808
Loss on disposal of property and equipment	2,879	—	11,434
Loss on sale of asset held for sale	—	—	501
Impairment charges	—	—	46,284
Equity in loss (income) of unconsolidated joint venture	(199,699)	(157,516)	160,902
Decrease in current assets and other assets	104,188	50,543	43,698
Increase (decrease) in current liabilities and other liabilities	359,006	831,788	(201,107)
	976,665	2,613,236	1,506,334
Investment activities:
Amortization of investment management customer relationships	73,762	—	—
Realized gains on sales of marketable securities, net	(204,232)	(1,972,252)	—
Unrealized losses on marketable securities, net	7,130,689	2,787,876	—
Minority interests in loss of limited partnerships	(673,626)	(351,252)	—
Proceeds from sales of marketable securities	22,998,998	12,384,056	—
Purchases of marketable securities	(25,596,362)	(24,450,012)	—
Adjustment of purchase obligation — Mustang Capital Advisors, LP	(160,531)	—	—
Decrease in money market investments	992,824	—	—
Increase (decrease) in due to broker	(342,022)	342,022	—
Provision for deferred income taxes	2,863	(765,676)	—
Increase (decrease) in current liabilities	(164,646)	128,807	—
	4,057,717	(11,896,431)	—

Net cash provided by (used in) operating activities	(1,319,861)	(9,526,824)	1,780,673

Cash flows from investing activities:
Decrease in money market and short-term investments	—	—	260,069
Additions to property and equipment	(33,669)	(35,493)	(492,107)
Purchase of real estate held for investment	—	(3,745,152)	—
Purchases of marketable securities	—	—	(4,543,768)
Purchase of Mustang Capital Advisors, net of cash acquired of $10,219	(379,872)	—	—
Distributions from unconsolidated joint venture	200,000	—	—
Proceeds from fire casualties	—	—	784,993
Proceeds from sale of property	—	—	2,800
Proceeds from sale of asset held for sale	—	—	299,499
Net cash used in investing activities	(213,541)	(3,780,645)	(3,688,514)

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from financing activities:
Cash received from exercise of stock options	$165,148	$85,290	$27,600
Cash received from stock rights offering	—	7,640,438	4,171,475
Payments on stock rights offering	—	(97,455)	(123,280)
Proceeds from issuance of long-term debt	2,641,220	—	—
Payments on long-term debt	(118,763)	(163,070)	(1,488,158)
Cash received from line of credit borrowings	—	2,000,000	695,000
Payment on line of credit borrowings	(2,000,000)	—	(695,000)
Borrowings related to margin debt	—	—	1,760,393
Payments on margin debt	—	—	(1,760,393)
Purchases of treasury stock	(90,583)	—	—
Capital contributions from minority interests in limited partnership	540,000	2,225,000	—

Net cash provided by financing activities	1,137,022	11,690,203	2,587,637

Net increase (decrease) in cash and cash equivalents	(396,380)	(1,617,266)	679,796

Cash and cash equivalents at beginning of the year	727,378	2,344,644	1,664,848

Cash and cash equivalents at end of the year	$330,998	$727,378	$2,344,644

Supplemental disclosure of cash flow information:
Cash payments for interest	$194,878	$101,176	$87,380
Adoption of FIN-48 (non-cash)	$—	$118,375	$—
Income taxes paid (refunded)	$(21,055)	$(51,969)	$402,761
Write-offs of accounts and notes receivable	$—	$521,091	$31,021

Non-cash investing and financing activities:
Unrealized gains (losses) from marketable equity securities	$(913,848)	$41,598	$1,964,877
Issuance of common stock for marketable securities	$800,744	$—	$—
Issuance of common stock for ownership interest in Mustang Capital Advisors, LP	$855,548	$—	$—

During 2006, deposits on construction of $378,455 related to company store remodels were reclassified to property and equipment upon the related assets being placed in service.

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(1)                     Summary of Significant Accounting Policies

(a)                      Introduction and Basis of Presentation

Western Sizzlin Corporation is a holding company which owns a number of subsidiaries, with its primary business activities conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc, which franchise and operate restaurants. Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, it has recently made selective investments in other companies.  At December 31, 2008, the Company had 104 franchised, 5 Company-operated and 1 joint venture restaurant operating in 19 states.

The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, The Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., Western Properties, Inc., a majority-owned limited partnership, Western Acquisitions, L.P., a solely-owned limited partnership, Western Real Estate, L.P. and Western Mustang Holdings, L.L.C. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)                 Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The money market investments of $3.7 million are funds held by Mustang Capital Advisors, LP for investment purposes, and are not available for use in operations.  (See Note 10).

(c)                      Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts, which generally are due thirty days after the invoice date and are considered past due after thirty days. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its franchisees.

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

(g)                     Marketable Securities

Marketable securities held by Western Sizzlin Corporation (the holding company) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized Investment gains and losses are included in the consolidated statement of income, as are provisions for other than temporary declines in the market value of available for-sale-securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Western Acquisitions, L.P. and Western Mustang Holdings, L.L.C. are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for these entities, pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  As such, marketable equity securities held by Western Acquisitions, L.P. and Western Mustang Holdings, L.L.C. are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from the change in fair value reflected in the consolidated Statement of Operations.

The Company determines cost on marketable securities sold based on the first in, first out method.

(h)                     Franchise Royalty Contract, Investment Management Customer Relationships

Franchise royalty contracts are amortized on a straight-line basis over fifteen years, the estimated average life of the franchise agreements. Investment management customer relationships are amortized on a straight-line basis over ten and a half years, the estimated life of the contracts and agreements.   The Company assesses the recoverability of these intangible assets by determining whether their remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.  No impairment of these intangible assets was realized in 2008, 2007, or 2006, however, there can be no assurance that future impairment tests will not result in a charge to earnings.

(i)                         Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Intangible Assets.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  No impairments to goodwill were recognized in 2008, 2007 or 2006, however, there can be no assurance that future impairment tests will not result in a charge to earnings.

On July 9, 2008, the Company completed an acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s wholly-owned subsidiary, Western Mustang Holdings, LLC.  Goodwill in the amount of $556,000 has been recorded in the Investment Activity Segment for the year ended December 31, 2008 in connection with this acquisition.

(j)                        Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

Long-lived assets, such as property and equipment, land held for investment, franchise royalty contracts and investment management contracts and limited partnership agreements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

(l)                             Revenue Recognition

Revenue at Company-operated restaurants is recognized as customers pay for products at the time of sale. Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis and are due within a month after a period ends.  Other revenues consist primarily of sales of seasonings and marinades to franchisees.  Revenues from these sales are recognized when the product is shipped to the franchisee.  Revenues are reported net of related sales taxes.

(m)      Accounting for Investment Advisory Fee Income

Investment advisory fees received by the Company are calculated quarterly based on contractual rates and the dollar amount of assets under management.  Investment advisory fees from limited partners is calculated and collected annually based on a contractual rate applied to the excess of the returns of the underlying investments over a stated threshold.

(n)                     Cost of Sales

Cost of sales of the Company contains components from each reportable segment.  Cost of Company-operated restaurants consists of food, beverage and employee costs.  Restaurant occupancy and other includes utilities, insurance, maintenance, rent and other such costs of the Company-operated stores. Cost of franchise operations-direct support, includes direct costs associated with servicing the franchisees including personnel providing direct support, training materials and opening costs. Rebates and discounts from suppliers are recorded as the related purchases are made and are recognized as a reduction to cost of sales as the related inventory is sold.

Costs incurred for advertising at the franchise level as well as at the Company-operated restaurants, is expensed as incurred.  Franchise advertising costs to promote the brand and to sell franchises totaled approximately $123,000, $169,000 and $137,000 for 2008, 2007 and 2006, respectively, and are included in costs and expenses in the accompanying consolidated statement of operations.  Company-operated advertising expense, specific to each location totaled approximately $85,000, $61,000 and $175,000 for 2008, 2007 and 2006, respectively.

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

(p)                      Earnings (Loss) Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

	Income (loss) (numerator)	Weighted average shares (denominator)	Earnings (loss) per share amount

Year ended December 31, 2008:
Net loss — basic	$(6,354,243)	2,769,779	$(2.29)
Net loss — diluted	$(6,354,243)	2,769,779	$(2.29)
Year ended December 31, 2007:
Net loss — basic	$(243,629)	1,904,885	$(0.13)
Net loss — diluted	$(243,629)	1,904,885	$(0.13)
Year ended December 31, 2006:
Net income — basic	$274,339	1,215,103	0.23
Net income — diluted	$274,339	1,224,582	0.23

Options to purchase 50,000 shares in 2006 were antidilutive and were not included in the diluted EPS calculation.  For the years ended December 31, 2008 and 2007, the Company excluded from the loss per share calculations all potential common stock because the effect on earnings per share was anti-dilutive.

(q)                      Reclassifications

Certain reclassifications have been made to the 2006 consolidated statements of operations to place them on a basis comparable with the 2008 and 2007 information which had no impact on earnings or equity.

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

(s)                       Variable Interests

The Company has a voting interest in WSI ADRF, Inc. (“ADRF”), an entity formed to develop national, regional and local advertising campaigns and materials for the benefit of the Company’s franchised and company-owned restaurants.  The Company-owned restaurants and substantially all of its franchisees are members of ADRF and therefore are required to remit a monthly payment to ADRF.  These fees, along with contributions received from certain of the Company’s vendors, are used by ADRF to develop and produce advertising and related materials for the company-owned restaurants and the franchisees.  Total revenues of ADRF were approximately $428,000, $426,000 and $532,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company determined that ADRF is a variable interest entity but that neither the Company nor its Company-owned stores are the primary beneficiary of ADRF and that the Company is not obligated to absorb the losses of ADRF, if any.  Accordingly, the results of ADRF are not consolidated with the Company.   The Company’s maximum exposure to loss as a result of its involvement with ADRF is limited to reimbursement of the costs of providing certain personnel and space to ADRF.  The reimbursements from ADRF for these services were $160,000, $178,000 and $144,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

 (t)                         Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. The Company applied the provisions of FSP FAS 157-2, Effective Date of FASB Statement 157, which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 28, 2008.  The nonfinancial assets for which we have deferred adoption include goodwill and long-lived assets.  The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis in the first quarter of 2009 and is still evaluating the impact on the Consolidated Financial Statements.

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  The FSP clarifies the application of FAS No. 157, Fair

Value Measurements, when the market for a financial asset is not active.  The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued.  The adoption of the FSP for reporting as December 31, 2008, was given consideration when making estimates of Level 2 fair value estimates, as disclosed in Note 13.

(2)                 Acquisition of Controlling Interests

On July 9, 2008, the Company completed the acquisition of  a 50.5% controlling interest in Mustang Capital Advisors, LP and a 51% controlling interest in its general partner, Mustang Capital Management, LLC, through the Company’s wholly-owned subsidiary, Western Mustang Holdings, LLC.  Mustang Capital Advisors, LP, a Texas limited partnership, is a registered investment advisor, and is the investment advisor to, and the general partner of Mustang Capital Partners I, LP and Mustang Capital Partners II, LP (the “Funds”).  The Funds are private investment funds organized for the purpose of trading and investing in securities.  The aggregate purchase price was $1,245,640, which consisted of $300,000 in cash, $90,092 in transaction costs, and 54,563 shares of common stock issued at a per share price of $15.68. Mustang Capital Advisors, LP managed approximately $34 million in assets through its funds and managed accounts as of December 31, 2008. The value of the 54,563 common shares issued was determined based on the average market price of the Company’s common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced.  The acquisition was accounted for as a purchase under GAAP (Generally Accepted Accounting Principles) and as a result, Mustang Capital Advisors, LP and Mustang Capital Management, LLC are consolidated into the Company’s financial statements.  As a result of the acquisition, the Company expects to diversify its holdings in marketable securities and increase the cash flow stream into the Company.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

At July 9, 2008
Cash	$10,219
Money market investments of investment advisory segment	4,728,645
Investments in marketable securities	5,253,811
Other assets	451
Investment management customer relationships	1,420,000
Goodwill	685,062
Total assets acquired	12,098,188

Accrued expenses	35,839
Purchase obligation	1,155,879
Total liabilities assumed	1,191,718

Minority interests	9,660,830

Net assets acquired	$1,245,640

In connection with the acquisition of Mustang Capital Advisors, L.P. in 2008, the Company acquired certain customer related intangible assets.  The value assigned to these intangible assets of $1,420,000 was determined based on the present value of the estimated cash flows to be generated by the assets.

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

At the date of settlement of the Purchase Obligation, the Applicable Amount is required to be settled by payment of 28.56% in cash and 71.44% in common stock of Western Sizzlin Corporation, and the Hypothetical Liquidation amount shall be settled by payment of cash.

The calculated Purchase Obligation at December 31, 2008 (as if a Put Event has occurred) totals $1,107,620 and is reported in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity in the accompanying consolidated balance sheet as of December 31, 2008 in other long-term liabilities.

If the Purchase Obligation as of December 31, 2008 were settled on that date, the Company would be required to pay $316,333 in cash and issue 63,865 shares of its common stock (based on a closing market value per share of $12.39).  Any change in the market value per share of the Company’s common stock will increase or decrease the number of shares required to settle the Purchase Obligation, but will not change the amount of the Purchase Obligation.

The accompanying consolidated financial statements include the results of operations and cash flows of Mustang Capital Advisors, LP and Mustang Capital Management, LLC from July 9, 2008 (date of acquisition) through December 31, 2008.

 (3)              Accounts and Notes Receivable

Activity in the allowance for doubtful accounts was as follows:

	Years Ended December 31,
	2008	2007	2006
Allowance for doubtful accounts:
Beginning of year	$264,831	$652,563	$573,584
Provision for bad debts	144,827	124,659	110,000
Recoveries	—	—	—
Accounts and notes receivable written off	—	(512,091)	(31,021)
End of year	$409,658	$264,831	$652,563
Allowance for doubtful accounts allocated to:
Accounts receivable	$339,752	$198,425	$470,758
Notes receivable	69,906	66,406	181,805
	$409,658	$264,831	$652,563

The Company has various notes receivable from franchisees for amounts due under franchise agreements. The recorded investment in notes receivable for which an impairment has been recognized and the related allowance for doubtful accounts were $69,906 and $66,406, at December 31, 2008 and 2007, respectively. The average recorded investment in impaired notes was approximately $68,000, $124,000, and $150,000 during 2008, 2007 and 2006, respectively.

The Company’s franchisees and Company-operated restaurants are not concentrated in any specific geographic region, but are concentrated in the family steak house business. A multi-unit franchisee in Mississippi with eleven Western Sizzlin restaurants represents 7.07% and 12.17% of the Company’s franchise accounts receivables at December 31, 2008 and 2007, respectively. Other than this franchisee, no single franchisee accounts for a significant amount of the Company’s franchise revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific franchisees, historical collection trends and other information. Generally, the Company does not require collateral to support receivables.

(4)                 Property and Equipment

Property and equipment at December 31, 2008 and 2007 consists of the following:

	2008	2007
Furniture, fixtures, and equipment	$2,507,809	$2,479,834
Leasehold improvements	3,715,282	3,712,619

Total property and equipment, at cost	6,223,091	6,192,453

Less accumulated depreciation and amortization	4,722,942	4,314,759
	$1,500,149	$1,877,694

(5)                 Investment in Real Estate

On December 13, 2007, Western Real Estate, LP, a Delaware limited partnership, managed by Western Properties, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, purchased approximately 23 acres of real property located in Bexar County, Texas, from unaffiliated third parties.  Western Properties, Inc. serves as the general partner of Western Real Estate, LP, which intends to operate as a private real estate investment fund.  Land held for investment by Western Real Estate, LP at December 31, 2008 and 2007 of $3,745,152 is recorded at cost. The land was originally purchased using available cash and a $2,000,000 draw on the Company’s existing line of credit.  On February 1, 2008, the purchase was refinanced through the issuance of a note payable of $2,641,220, secured by the land held for investment.

(6)                 Investments in Marketable Securities

Investment and capital allocation decisions of Western Sizzlin Corporation and Western Acquisitions, LP are made by Mr. Sardar Biglari, the Company’s Chairman and Chief Executive Officer, under limited authority delegated by the Board of Directors for Western Sizzlin Corporation, and the management of Western Acquisitions, LP.  The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations.  As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million.  The Company has a margin securities account with a brokerage firm. The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately .75% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by the brokerage firm, in its discretion, from time to time. The margin loan balances at December 31, 2008 and 2007 were $0 and $342,022, respectively.  The collateral securing the margin loans are the Company’s holdings in marketable securities.  The minimum and maximum amount of any particular margin may be established by the brokerage firm, in its discretion, regardless of the amount of collateral delivered to the brokerage firm, and the brokerage firm may change such minimum and maximum amounts from time to time.

The minority interest holder in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, has authority to manage the investments in these particular Funds.

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

During the year, the Company completed an exchange offer to acquire shares of ITEX Corporation in exchange for the Company’s common stock.  A total of 864,487 shares of ITEX common stock were validly tendered.  The Company issued 57,196 shares of common stock in exchange for ITEX shares tendered, based upon the exchange ratio of one share of ITEX common stock for .06623 shares of the Company’s common stock as set forth in the tender offer. As of December 31, 2008, the Company owns 1,704,201 shares of ITEX common stock, which represents approximately 10% of Itex’s total outstanding stock.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation (the holding company) as December 31, 2008 and 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Itex Corporation	$1,487,631	$—	$(771,867)	$715,764
Other	25,093	—	(13,136)	11,957
	$1,512,724	$—	$(785,003)	$727,721
December 31, 2007
Itex Corporation	$584,332	$116,382	$—	$700,714
Other	21,358	12,464	—	33,820
	$605,690	$128,846	$—	$734,534

During 2007, the Company realized net gains on sales of marketable securities held by Western Sizzlin Corporation (the holding company) of $1,923,379, comprised of gross gains of $3,692,662 and gross losses of $1,769,483. There were no realized gains or losses from marketable equity securities held by Western Sizzlin Corporation (the holding company) for the year ended December 31, 2008.

Management has evaluated the unrealized losses on marketable equity securities held by Western Sizzlin Corporation (the holding Company) to determine if such impairment is other than temporary, and has concluded that they are temporary as of December 31, 2008.  In the event management concludes in future periods that such losses are other than temporary, a charge will be taken in the statement of operations to reduce the cost of the securities to their fair value.

Substantially all of the marketable equity securities held by Western Sizzlin Corporation (the holding company) have been in a continuous loss position for less than six months as of December 31, 2008.

Western Sizzlin Corporation’s (the holding company) investments in Itex Corporation account for substantially all of its unrealized losses at December 31, 2008. Unrealized losses on the investments in Itex Corporation did not occur until August 2008 due, in management’s judgment to the volatility and illiquidity of the stock and not to the performance of Itex Corporation.  Management’s philosophy is to seek and invest in stocks of businesses at prices below their intrinsic business value.

•                  Marketable Securities held by Western Acquisitions, LP

In April 2007, the Company formed Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary, to serve as the general partner of Western Acquisitions, LP, a Delaware limited partnership that operates as a private investment fund.  Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund.  During the third quarter of 2007, the Company contributed cash along with its holdings in the common stock of The Steak n Shake Company to Western Investments, Inc., which in turn contributed these assets to Western Acquisitions, LP.  Cash contributions from outside investors of $540,000 and $2,225,000 for the years ended December 31, 2008 and 2007, respectively, were made to the limited partnership.

As of December 31, 2008 and 2007, Western Investments, Inc. owned 85.11% and 87.57% of Western Acquisitions, LP.  As such, Western Acquisitions, LP has been consolidated into the accompanying financial statements with the 14.89% and 12.43% ownership by minority limited partners presented as minority interest on the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively.   Western Acquisitions, LP is considered, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, LP pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation.  As such, marketable equity securities held by Western Acquisitions, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

As of December 31, 2008, Western Acquisitions, LP owns a total of 1,553,545 shares of The Steak n Shake Company’s common stock.

Following is a summary of marketable equity securities held by Western Acquisitions, LP as of December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$19,159,412	$9,243,593	$17,902,714	$15,046,851
Other	139,881	80,737	138,660	115,480

Total marketable equity securities	$19,299,293	$9,324,330	$18,041,374	$15,162,331

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Western Acquisitions, LP were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Realized gains	$—	$83,867
Realized losses	(39,852)	(34,994)
Net realized gains (losses) on sales of marketable securities	$(39,852)	$48,873

Net unrealized losses on marketable securities held by Western Acquisitions, LP	$(7,095,919)	$(2,787,876)

•                  Marketable Securities held by Mustang Capital Advisors, LP

On July 9, 2008, the Company completed an acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s wholly-owned subsidiary, Western Mustang Holdings, LLC.   The acquisition was accounted for as a purchase under GAAP and as a result, Mustang Capital Advisors, LP and Mustang Capital Management, LLC are consolidated into the Company’s financial statements.

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

Following is a summary of marketable equity securities held by Western Mustang Holdings, LLC as of December 31, 2008 and July 9, 2008 (date of acquisition):

	As of December 31, 2008		As of July 9, 2008
	Cost	Fair Value	Cost	Fair Value
Total marketable equity securities	$6,621,658	$6,656,428	$5,253,811	$5,253,811

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Mustang Capital Advisors, LP from July 9, 2008 (date of acquisition) through December 31, 2008, were as follows:

Realized gains	$884,147
Realized losses	(660,063)

Net realized gains on sales of marketable securities	$244,084
Net unrealized losses on marketable securities held by Mustang Capital Advisors, LP	$(34,770)

(7)                         Debt

At December 31, 2008, there were no amounts outstanding on a $2,000,000 line of credit with a bank.  The line is payable on demand, subject to annual renewal by the bank with an automatic renewal at May 31, 2009, carries an interest rate of prime minus 0.50% (2.75% at December 31, 2008 and 6.75% at December 31, 2007) and collateralized by accounts receivable and the assignment of all franchise royalty contracts.  Subsequent to year end, the Company borrowed $350,000 from the line on January 9, 2009.  The average amount of outstanding borrowings during 2008 and 2007 approximated $182,000 and $83,000, respectively.

The investment in real estate was originally purchased using available cash and a $2,000,000 draw on the Company’s line of credit on December 13, 2007.  On February 1, 2008, the purchase was refinanced through the issuance of a note payable to a bank of $2,641,220, secured by the land held for investment.   Interest accrues on the unpaid principal balance at prime minus 0.5%, or 2.75% as of December 31, 2008 with one payment of principal of $264,122 due and payable on January 29, 2009, with all remaining principal and accrued interest due on January 30, 2010.

The Company has various notes payable to a finance company with interest rates ranging from 9.82% to 10.07% due in equal monthly installments, including principal and interest, ranging from $6,591 to $13,487, with a final payment due on April 13, 2010.  The notes payable require pre-payment premiums in certain circumstances and contain certain restrictive covenants, including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain Company-operated restaurants that collateralize the notes payable. At December 31, 2008 the Company was in compliance with all covenants on the notes payable.  The notes payable are collateralized by accounts receivable, inventory and property and equipment.

Following is a summary of long-term debt as of December 31, 2008 and 2007:

	2008	2007
Note payable to bank	$2,641,220	$—
Notes payable to finance company	566,292	685,055
	3,207,512	685,055

Less current installments	373,925	118,783
Long-term debt, excluding current installments	$2,833,587	$566,272

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2008 are as follows: 2009, $373,925; 2010, $2,498,483; 2011, $134,189; 2012, $148,342 and 2013, $52,573.

As of December 31, 2007, the Company had amounts due to a broker of $342,022.  Due to broker represents cash borrowed on margin from a custodian broker for investment.  No such amounts were due as of December 31, 2008.

(8)                         Stockholders’ Equity

The Board of Directors approved a share repurchase program on June 24, 2008 authorizing the Company to repurchase up to 500,000 shares of the Company’s common stock commencing June 25, 2008 at prices set as the Company’s management deems appropriate.  Management expects to make, on an opportunistic basis, repurchases of the Company’s common stock to the extent permitted by applicable regulatory requirements.  The program can be suspended or terminated at any time without prior notice, but in any event shall terminate no later than June 25, 2009.  The Company made repurchases of 9,099 shares during the fourth quarter of 2008 and has recorded as treasury stock.

During the quarter ended June 30, 2008, the Company issued 57,196 shares of common stock in exchange for 864,487 shares of ITEX Corporation common stock related to the exchange offer.  The fair value of the Company’s common stock issued was recorded at the closing market price of $14.00 per share on May 13, 2008, the expiration date of the tender offer. (See Note 6.)

On July 9, 2008, the Company completed an acquisition of controlling interests in Mustang Capital Advisors, LP and its general partner, Mustang Capital Management, LLC, through the Company’s wholly-owned subsidiary, Western Mustang Holdings, LLC.  The aggregate purchase price included the issuance of 54,563 shares of common stock issued at a per price share of $15.68 (See Note 2).

The Company conducted a rights offering during the fourth quarter of 2007.  The Company’s Form S-3 Registration Statement (as amended) became effective as of October 17, 2007.  The record date for the offering was October 10, 2007 and the offering expired November 16, 2007.  The Company distributed, at no charge to stockholders, one transferable right for each share of common stock held on the record date.  For every two rights held, a stockholder was entitled to purchase one share of the Company’s common stock for $8.50.  The net cash proceeds from the sale of the common stock offered, after payment of fees and expenses, were approximately $7.6 million.  The Company used proceeds for purchases of marketable securities and the purchase of land held for investment. The balance of the proceeds were used for general corporate purposes, working capital needs and acquisitions of, or  investments in, related or unrelated lines of business, as described in the offering prospectus.

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

The Company conducted a rights offering during the fourth quarter of 2006.  The Company’s Form S-3 Registration Statement (as amended) became effective as of November 7, 2006.  The record date for the offering was November 9, 2006 and the offering expired December 8, 2006.  The Company distributed, at no charge to stockholders, one transferable right for each share of common stock held on the record date.  For every two rights held, a stockholder was entitled to purchase one share of the Company’s common stock for $7.00.  The net cash proceeds from the sale of the common stock offered, after payment of fees and expenses, were approximately $4 million.  The Company used approximately $2.5 million of the net proceeds to pay off the balance of the line of credit of $695,000 and to pay off margin debt of $1.8 million on the investment in marketable securities.

(9)                     Leases

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

At December 31, 2008, minimum rental payments due under operating leases and sublease rentals to be received by the Company are as follows:

	Operating leases	Sublease rentals	Net
2009	$634,425	$—	$634,425
2010	623,880	—	623,880
2011	367,611	—	367,611
2012	399,171	—	399,171
2013	405,086	—	405,086
Subsequent years	766,908	—	766,908

Total minimum lease payments	$3,197,081	$—	$3,197,081

Total rent expense (net of sublease rentals of $40,500, $54,000, and $377,000, under operating leases for 2008, 2007 and 2006, respectively) approximated $705,000, $787,000 and $878,000 for 2008, 2007 and 2006, respectively. Contingent rentals approximated $0, $0 and $109,000 in 2008, 2007 and 2006, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

Certain of the Company’s sublease arrangements are with franchisees.  Sublease income received from franchisees amounted to $40,500 in 2008, $54,000 in 2007 and $208,000 in 2006.

(10)              Income Taxes

Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	Current	Deferred	Total
Year ended December 31, 2008:
Federal	$(32,835)	$(446,459)	$(479,294)
State	3,579	(26,485)	(22,906)
	$(29,256)	$(472,944)	$(502,200)
Year ended December 31, 2007:
Federal	$64,421	$(71,955)	$(7,534)
State	(43,108)	1,564	(41,544)
	$21,313	$(70,391)	$(49,078)
Year ended December 31, 2006:
Federal	$—	$174,238	$174,238
State	—	11,570	11,570
	$—	$185,808	$185,808

Income tax expense (benefit) differs from the amount computed by applying the statutory corporate tax rate of 34% to income (loss) before income tax expense as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected income tax expense (benefit)	$(2,564,771)	$(218,946)	$156,450
State income tax, net of federal income tax benefit	(156,201)	35,906	11,570
Effective state income tax rate adjustment	—	—	11,390
Adjustment of purchase obligation	(54,581)	—	—
Stock options exercised	(52,910)	—	—
Tips credit	(114,209)	—	—
Change in valuation allowance	2,206,631	120,000	—
FIN 48 adjustments	(20,904)	(78,289)	—
NOL carryforward adjustment	1,782	(26,568)	—
Minority interest in net loss of limited partnerships	229,033	119,426	—
Other	23,930	(607)	6,398
	$(502,200)	$(49,078)	$185,808

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred income tax assets:
Net operating loss carryforwards	$792,219	$364,096
Accounts receivable, principally due to allowance for doubtful accounts	149,197	96,451
Accrued expenses	350,736	394,041
AMT credit	80,152	76,285
Tips credit	91,247	—
Unrealized losses on securities	3,094,436	871,138
Stock options	9,287	9,287
Contribution carryforward	1,168	—
Severance pay	45,525	—
Other	34,643	—
Less valuation allowance	(2,326,631)	(120,000)
Subtotal	2,321,979	1,691,298
Deferred income tax liabilities:
Investment in joint venture	(2,975)	(2,975)
Property and equipment, principally due to impairment charges	(107,785)	(105,869)
Prepaid expenses	(48,724)	(83,181)
Goodwill	(1,001,764)	(859,284)
Subtotal	(1,161,248)	(1,051,309)
Net deferred income tax assets	$1,160,731	$639,989

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of a valuation allowance of $2,326,631and $120,000 at December 31, 2008 and 2007, respectively, related to the unrealized losses of marketable securities.

At December 31, 2008, the Company has net operating loss carryforwards for income tax purposes of $2,175,246 available to offset future taxable income. Loss carryforwards of $844,755 are subject to certain annual limitations of $199,154 per year.

Expiration date:
2018	$844,755
2026	149,937
2028	1,180,544
$2,175,246

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions in the amount of $118,376, including interest of $25,595, which was accounted for as an adjustment to the beginning balance of retained earnings.   As of December 31, 2008, the Company has a recorded liability of $7,552, including interest of $2,236, for such uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.   For the years ended December 31, 2008 and 2007, the Company recognized expense (benefit) of $(11,307) and $5,467, respectively, related to accrued interest associated with uncertain tax positions.

The following table summarizes the changes in the Company’s unrecognized tax benefits:

	2008	2007
January 1,	$28,456	$118,375
Increase due to current tax positions	—	22,037
Settlements	(9,597)	(45,294)
Adjustment	(11,307)	(66,662)
December 31,	$7,552	$28,456

The Company is generally no longer subject to U.S. federal, state and local tax examinations by taxing authorities for years prior to 2005.

(11)                  Stock Options

The Company has two stock option plans: the 2005 Stock Option Plan and the 2004 Non-Employee Directors’ Stock Option Plan.  The 1994 Incentive and Non-qualified Stock Option Plan was terminated in 2008 with the exercise of all outstanding options under this plan during year ended December 31, 2008.  Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.

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

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows.  SFAS No. 123R requires that such benefits be recognized as a financing cash flow.  The benefits of tax deductions in excess of recognized stock compensation expense for the years ended December 31, 2008 and 2007 were immaterial.

There were no options granted during 2008.  The fair values of options granted during the years ended December 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions in the table below:

	Years Ended December 31,
	2008	2007	2006
Expected term (years)	—	5	5
Risk-free interest rate	—	4.50%	5.08%
Volatility	—	78.83%	84.03%
Dividend yield	—	—	—

There were 1,000 stock options granted during the year ended December 31, 2007, all at an estimated fair value of $5.92.  There were 6,000 stock options granted during the year ended December 31, 2006. The estimated fair value at the date of grant was $5.10 per option for the 1,000 stock options granted during the first quarter of 2006 and $6.80 per option for the 5,000 stock options granted during the second quarter of 2006. There were no stock options granted during the third or fourth quarters of 2006. The estimated weighted average fair value of the stock options granted during the year ended December 31, 2006 was $6.50 per option.   Stock option activity during the years ended December 31, 2008, 2007 and 2006 was as follows:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average (years)	Aggregate Intrinsic Value
Balance, December 31, 2005	67,000	$9.00	—	$—
Granted	6,000	9.80	—	—
Exercised	(3,000)	9.20	—	—
Expired	(12,000)	9.08	—	—
Balance, December 31, 2006	58,000	9.00	—	—
Granted	1,000	9.15	—	—
Exercised	(10,000)	8.36	—	—
Expired	(13,000)	8.75	—	—
Balance, December 31, 2007	36,000	7.10	—	—
Granted	—	—	—	—
Exercised	23,500	7.03	—	—
Expired	—	—	—	—
Balance, December 31, 2008	12,500	$7.25	1.83	$64,284

All options outstanding at December 31, 2008 are fully vested and exercisable.  The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $0, $5,920 and $39,100, respectively.  At December 31, 2008, there were 40,000 shares available for future grants under the plans, however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.  The Company recorded $0, $5,920 and $39,100 of compensation expense for stock options for the years ended December 31, 2008, 2007 and 2006, respectively.

(12)                          Employee Benefit Plan

The Company maintained a 401(k) investment plan (the Plan) for the benefit of its employees through December 31, 2006. Employees were eligible to participate in the 401(k) plan after a 12-month period of service. Under the Plan, employees elected to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis and invested on their behalf. The Plan provided for discretionary contributions by the Company. For the year ended December 31, 2006, the Company did not provide for any discretionary contribution.  Effective January 1, 2007, the Company terminated the Plan.

(13)                          Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

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

At December 31, 2008, the Company’s investments in marketable securities are carried at fair value, based on quoted market prices, in the consolidated balance sheets and are classified within Level 1 of the fair value hierarchy, with the exception of $1.5 million that have been valued, in the absence of observable market prices, by Mustang Capital Advisors, LP.  The Funds investments in Level 1 securities are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the period.

Approximately $1.5 million of the investments held by Mustang Capital Advisors, LP have been classified within Level 2 of the fair value hierarchy and have been valued, in the absence of observable market prices, by the management of Mustang Capital Advisors, LP.  Fair value is determined using valuation methodologies after giving consideration to a range of observable factors including last known sales price; any current bids or offers on the stock; comparisons to publicly traded stocks with appropriate discounts for liquidity; size of position; control data research; and current market conditions. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that can not be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.

(14)         Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties:

	2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$330,998	$330,998	$727,378	$737,378
Money market investments	3,735,821	3,735,821	—	—
Trade-accounts receivable	1,064,389	1,064,389	994,085	994,085
Notes receivable	648,902	642,239	844,732	828,311
Other receivables	78,982	98,982	132,283	132,283
Investments in marketable securities	16,708,479	16,708,479	15,896,865	15,896,865

Financial liabilities:
Note payable - line of credit	—	—	2,000,000	2,000,000
Due to broker	—	—	342,022	342,022
Long-term debt	3,207,512	3,294,575	685,055	747,354
Accounts payable	812,839	812,839	733,983	733,983
Accrued expenses and other	1,423,092	1,423,092	1,283,237	1,283,237
Other liabilities	1,208,147	1,208,147	89,039	89,039

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

(15)              Impairment and Other Charges

In 2006, the Company recorded impairment charges of $46,284 related to leasehold improvements for which no future cash flows are anticipated associated with subleased properties.  In 2008 and 2007 there were no such expenses.

The impairment charges relate to the “Franchising” operating segment as discussed in Note 16.

(16)          Reportable Segments

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

The following table summarizes reportable segment information:

	Years Ended December 31,
	2008	2007	2006
Revenues from reportable segments:
Restaurants	$13,083,237	$12,908,577	$12,985,109
Franchising	4,121,510	4,349,036	4,418,831
Total revenues	$17,204,747	$17,257,613	$17,403,940
Depreciation and amortization: (non-investing)
Restaurants	$379,102	$401,199	$385,332
Franchising	630,196	630,755	630,295
Corporate	32,420	31,063	41,865
Total depreciation and amortization	$1,041,818	$1,063,017	$1,057,492
Interest expense:
Restaurants	$61,856	$76,732	$136,097
Corporate	22,988	29,531	23,421
Total interest expense	$84,844	$106,263	$159,518

	Years Ended December 31,
	2008	2007	2006
Interest income:
Corporate	$110,718	$106,741	$69,269
Total interest income	$110,718	$106,741	$69,269
Income (loss) from restaurant and franchise operations:
Restaurants and equity in joint venture	$740,847	$991,268	$685,777
Franchising	2,182,782	2,667,653	2,554,280
Subleased restaurant expenses, impairment and other unallocated expenses	(725,270)	(842,951)	(399,831
Corporate	(2,021,776)	(2,308,197)	(2,268,016

Total income from restaurant and franchise operations:	$176,583	$507,773	$572,210

Income (loss) from investment activities
Investment advisory fee income	$240,478	$—	$—
Net realized gain (loss) on sales of marketable securities	204,232	1,624,618	—
Net unrealized losses on marketable securities held by limited partnership	(7,130,689)	(2,787,876)	—
Expense of investment activities	(1,057,730)	—	(105,000)

Total income (loss) from investment activities	$(7,743,709)	$(1,163,258)	$(105,000)

		2008	2007
Total assets:
Restaurants		$6,523,219	$6,032,635
Franchising		1,920,513	2,803,432
Corporate		1,203,830	1,901,467
Investment activities		26,305,261	19,771,538

Total assets		$35,952,823	$30,509,072

Total goodwill:
Restaurants		$3,539,057	$3,539,057
Franchising		771,143	771,143
Investment activities		556,062	—

Total goodwill		$4,866,262	$4,310,000

(17)     Amortizing Intangible Assets

	As of December 31, 2008			As of December 31, 2007
	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Franchise royalty contracts	$9,454,432	15.0	$9,454,432	$9,454,432	15.0	$8,824,136
Investment in management contracts and limited partnership agreements	1,420,000	10.5	73,762	—	—	—
	$10,874,432	10.5	$9,528,194	$9,454,432	15.0	$8,824,136

In connection with the acquisition of Mustang Capital Advisors, L.P. (See Note 2) in 2008, the Company acquired certain customer related intangible assets.  The value assigned to these intangible assets of $1,420,000 was determined based on the present value of the estimated cash flows to be generated by the assets.

Amortization expense for amortizing intangible assets for the years ended December 31, 2008, 2007 and 2006 was $704,058, $630,296, and $630,296, respectively.  Franchise royalty contracts are fully amortized as of December 31, 2008.  The estimated annual amortization expense for the remaining amortizing intangible assets is $75,238 per year through 2018.

(18)   Commitments and Contingencies

Commitments

Western Investments, Inc. is the general partner of Western Acquisitions, L.P.  Limited partnership interests in Western Acquisitions, L.P. are either Class A or Class B.  The classes are identical except that Class A interests must be held for two years, whereas Class B interests are held for five years.  Additionally, Western Investments, Inc., will, at the end of the five year period, reimburse the holders of Class B interests for the first 30% of any cumulative net losses they may suffer.  As of December 31, 2008, Western Acquisitions, L.P., did not have any limited partners holding Class B interests.  As of December 31, 2008, minority limited partners holding Class A interests held 14.89% ownership.

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

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single ten year lease agreement.  The Company occupied these locations for a period of time, but before the end of the lease, subleased each of these premises to various operators.  The ten year lease agreement expired on June 30, 2006.   In the lawsuit the plaintiffs sought recovery of alleged damages for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  The case was tried to a 12 person jury in Little Rock, starting February 12, 2008.   The jury returned a verdict for the plaintiffs on February 20, 2008, in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment on the jury’s verdict in the case against the Company in the amount of $689,666 plus plaintiff’s legal costs.  The Company posted a bond to secure the judgment and stay collection pending the appeal of the verdict.  The appeal has now been fully briefed by both sides.  A decision from the Arkansas Court of Appeals is expected by June 2009.  If the appellate court affirms the judgment against the Company, the amount due the plaintiffs would include interest accrued on the judgment from February 29, 2008, through the period of the decision on appeal.  This additional amount is not expected to exceed $70,000.  If the verdict is affirmed, the Plaintiffs will renew their efforts to have the trial court

award Plaintiffs their attorneys’ fees.   To date, the court has declined to make any award of fees.    There has been no change in the Company’s loss contingency accrual of $900,000 since December 31, 2007.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(19)              Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee, for a new restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation, with the partner guaranteeing the other 50%.  The Company estimates the fair value of the guarantee to be approximately $30,000 and recorded the amount in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying balance sheet at December 31, 2008 and 2007.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income (loss) for the joint venture of $199,699, $157,516 and ($160,902) for the years ended December 31, 2008, 2007 and 2006, respectively, is included in equity in earnings of unconsolidated joint venture.  Distributions were received from the joint venture of $200,000, $0, and $0 for the years ended December 31, 2008, 2007, and 2006, respectively.  The amount of the Company’s equity represented by undistributed earnings of the joint venture totaled $274,695 at December 31, 2008. The restaurant opened for business on December 14, 2006.

Financial Data

The following is selected financial information for the joint venture at December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$4,890,392	$4,960,695
Cost of food	2,007,969	2,110,602
Payroll expense	1,445,213	1,502,077
Marketing and smallware expense	189,741	204,374
General and administrative	456,926	404,106
Depreciation and amortization	203,341	200,869
Interest	212,646	223,574
Other income (expense)	(24,842)	62
Net Income (loss)	399,398	315,031
Balance Sheet Data:
Cash	$257,490	$332,740
Current receivables	2,378	7,557
Prepaid expenses	11,364	3,171
Inventory	18,035	16,384
Land, leasehold improvements, and construction in progress, net	3,566,081	3,750,051
Loan costs, net	10,420	11,946
Total assets	3,865,970	4,122,050
Loan payable	2,951,460	3,138,580
Accounts payable and accrued expenses	365,120	433,479
Members’ equity	549,389	549,991

20)                  Quarterly Results of Operations (Unaudited)

The following tables summarize unaudited quarterly results of operations:

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2008:
Total revenues	$4,175,251	$4,562,228	$4,435,137	$4,032,131
Income (loss) before income tax expense and minority interest	(4,588,974)	(2,257,287)	3,213,314	(3,897,122)
Net income (loss)	(3,850,995)	(1,956,024)	2,939,713	(3,486,937)
Net income (loss) per common share — basic	(1.43)	(.72)	1.04	(1.24)
Net income (loss) per common share — diluted	(1.43)	(.72)	1.04	(1.24)

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2007:
Total revenues	$4,129,690	$4,690,571	$4,522,015	$3,915,337
Income (loss) before income tax expense and minority interest	251,731	378,009	3,894,617	(5,168,316)
Net income (loss)	149,957	232,163	2,472,115	(3,097,864)
Net income (loss) per common share — basic	.08	.13	1.38	(1.38)
Net income (loss) per common share —diluted	.08	.13	1.37	(1.38)

Total revenues and net income are typically higher in the second and third quarters as opposed to the first and fourth quarters in the Company’s industry segment.

Realized gains on sales of marketable securities, net, of $1,972,252 were recorded in the third quarter of 2007.

During the fourth quarter of 2007, the Company recorded $2,430,000 of unrealized losses, net of minority interest, on marketable securities held by the limited partnership.  In addition, the accrual for the legal loss contingency of $600,000 (See Note 18) and additional legal expenses associated with investment activities were other major reasons for the net loss in the fourth quarter of 2007.

During 2008, unrealized (losses) gains on marketable securities held by limited partnerships totaled $(4.2) million, $(2.3) million, $3.3 million, and $(3.9) million, for the first, second, third and fourth quarters, respectively.

During 2008, investment advisory fee income of $124,024 and $116,454 were recorded during the third and fourth quarters, respectively.