Form 10-K/A
period 2008-12-31
WESTERN SIZZLIN CORP
filed 2009-04-30
CIK 930686

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregated market value of the Company’s voting common stock held by non-affiliates, based upon the average bid and asked price as of June 30, 2008, was approximately $16,724,917. For purposes of this computation, the registrant assumed that its Directors and Executive Officers were “affiliates.”

As of March 31, 2008, there were 2,822,785 shares, $0.01 par value, of common stock outstanding.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of the six members of the Company’s Board of Directors and their business experience over the past five years are set forth below:

Name of Nominee	Age	Position	Since
Sardar Biglari	31	Chairman of the Board and Chief Executive Officer	2005
Philip L. Cooley	65	Vice Chairman of the Board	2005
Titus W. Greene	72	Director	2002
Jonathan Dash	30	Director	2006
Kenneth R. Cooper	64	Director	2007
Martin S. Fridson	56	Director	2007

Sardar Biglari has been a director since December  2005 and Chairman since March 2006.  In  May  2007, Mr. Biglari was appointed President and Chief Executive Officer of the Company. Mr. Biglari is the Chairman and Chief Executive Officer of Biglari Capital Corp., the general partner of The Lion Fund, L.P., a private investment fund. He is a director of The Steak n Shake Company (NYSE: SNS), since April 2008, and its Chairman and Chief Executive Officer since August 2008.

Philip L. Cooley Ph.D. has been a director since December 2005 and Vice Chairman since March 2006.  Dr. Cooley is the Prassel Distinguished Professor of Business at Trinity University in San Antonio, Texas, since 1985.  He has served as an advisory director of  Biglari Capital Corp. since 2000.  He is a director of  the Steak n Shake Company (NYSE:  SNS), Consumer Credit Counseling Service of Greater San Antonio, Financial Management Association International and Eastern Finance Association..

Titus W. Greene has been a director since September  2002, and previously served as Chairman of the Board and a director from 1993 to 1996.  Mr. Greene was a Western Sizzlin franchisee from 1973 to 1996.

Jonathan Dash has been a director since March  2006.  Mr. Dash is the President of Dash Acquisitions, LLC, whose principal business is investment management.

Kenneth R. Cooper has been a director since February  2007.  Mr. Cooper is engaged in the private practice of law in San Antonio, Texas, specializing in real estate transactions.

Martin S. Fridson has been a director since November  2007.  Mr. Fridson has been the Chief Executive Officer of FridsonVision LLC, an independent investment research firm, since 2003.  From 1989 to 2002, Mr. Fridson was Chief High Yield Strategist at Merrill Lynch & Co.

The following is a list of the names and ages of the current officers of the Company, their business history for the last five years and their term of office with the Company:

NAME	AGE	POSITION AND PRINCIPAL OCCUPATION SINCE 2002	OFFICER SINCE
Sardar Biglari	31	President and Chief Executive Officer of the Company since May 2007. Chairman of the Board of Directors since March 2006, director since December 2005. Director of The Steak n Shake Company since April 2008; Chairman and Chief Executive Officer since August 2008. Chairman and Chief Executive Officer of Biglari Capital Corp.	2007

Robyn B. Mabe	47	Vice President and Chief Financial Officer; Secretary/Treasurer. Western Sizzlin’s Director of Accounting and Corporate Controller from January 1994 through December 2003; Secretary/Treasurer since January 1999; Western Sizzlin’s Vice President and Chief Financial Officer since February 1, 2001.	1999

Robert R. Moore	59	President and Chief Executive Officer of wholly-owned subsidiaries, Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., since June 23, 2008. Prior to employment with the company, Mr. Moore was Chief Restaurant Operations Officer for Whataburger, Inc. in Corpus Christi, Texas from December 1991 to July 1995, rejoining Whataburger in November 1997 to July 2007. Mr. Moore was self-employed from July 2007 until joining Western Sizzlin in June 2008.	2003

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2008, timely filings were made.

The Company has adopted a Code of Ethics applicable to directors, officers and employees.  A copy of the Code of Ethics will be provided, without charge, a copy upon written request made to the Chief Financial Officer.

The Audit and Finance Committee of the Board of Directors is comprised of Dr. Cooley (Chair), Mr. Greene, Mr. Cooper, and Mr. Fridson.  The Board has determined that Dr. Cooley is an “audit committee financial expert” as defined by Item 401 of SEC Regulation S-K.  The Board has determined that Dr. Cooley, Mr. Greene, Mr. Cooper, and Mr. Fridson meet the special independence requirements applicable to audit committee members under the rules applicable to companies listed on the Nasdaq Capital Market.  The Audit and Finance Committee has adopted a written charter, a copy of which was appended to the 2006 Proxy Statement.

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

Base Salary.  Factors considered by the Compensation Committee in setting executive salaries are typically subjective, such as the Committee’s perception of functional responsibility and performance.  In the case of the Chief Executive Officer (prior to Mr. Biglari’s appointment), the Committee also considered its expectations as to his future contributions in directing the long-term success of the Company and its business.  Base salaries have historically been reviewed annually and may be changed based upon the individual performance, subject to any contractual arrangement with the executive.  This philosophy is also applied to key executives of the Company’s subsidiaries, such as Mr. Moore who was appointed Chief Executive Officer of the Company’s wholly-owned subsidiaries Western Sizzlin Stores, Inc. and Western Sizzlin Franchise Corporation in July 2008.  Mr. Moore replaced James C. Verney in these positions.

Mr. Moore’s salary in 2008 was $250,000 annually, pro-rated for his time with the Company.  In 2009, Mr. Moore’s salary will be $250,000.  Mr. Verney’s salary in 2008, 2007 and 2006 was $210,000, $260,000 and $260,000, respectively.

The Compensation Committee also sets the base salary of the Chief Financial Officer.  Mrs. Mabe’s salary in 2008, 2007 and 2006 was $129,000 and $125,000, and $121,000, respectively.   In 2009, Mrs. Mabe’s salary will be $132,000.

Cash Bonus.  The Company utilizes two types of bonuses — a performance based bonus and a discretionary bonus.  The performance based bonus programs are established annually by the Compensation Committee and approved by the Board, with bonus payments tied to performance milestones applicable to each executive.  No performance bonuses were paid in 2008 to any of the named executive officers.   Mrs. Mabe was paid discretionary bonuses in 2008 and 2007 of $8,000 and $10,000 in 2006 , on the basis of her expeditiously facilitating a number of initiatives directed by the Board.  Mr. Moore did not receive a discretionary bonus in

2008.  Mr. Verney did not receive a discretionary bonus in either 2008 or 2007; he was paid a $25,000 discretionary bonus in 2006.  Discretionary bonuses are tied to the Compensation Committee’s judgment of the executive’s performance in the following areas and other areas deemed appropriate in the Board’s discretion:

•              Retention of current franchises.

•              Addition of new franchises.

•              Restaurant openings by franchises.

•              Profit performance of the five Company-owned stores.

•              Management of the Company’s accounts receivable and notes receivable.

Overarching these four areas is the Board’s interest in increasing free cash flow.

In 2009, the Company intends to utilize a bonus structure similar to that applied in 2008, with updated targets set in regard to return on investment, cash flow, and system-wide sales increases.

Employment Agreements  Mr. Biglari, who was appointed President and Chief Executive Officer in  May  2007, does not have an employment agreement.  Mr. Moore, who was appointed Chief Executive Officer of the Company’s wholly-owned subsidiaries Western Sizzlin Stores, Inc. and Western Sizzlin Franchise Corporation in July 2008, did not have an employment agreement in 2008.Mr. Verney was employed pursuant a written Employment Agreement dated July 1, 2003, as subsequently amended by a written Binding Memorandum of Understanding dated January 4, 2005 and an Amendment dated May 16, 2007.  The initial term of the agreement was 18 months, and it renewed for successive one-year terms absent written notice of non-renewal from either party.  The agreement (as amended) provided Mr. Verney compensation in the form of a base salary, cash bonus and stock options.  The salary amount was subject to annual adjustment by the Compensation Committee, as described above.  Mr. Verney was eligible to receive performance bonuses pursuant to a plan established annually by the Compensation Committee.  All stock options required to be granted by the Company to Mr. Verney under this agreement were issued since 2005.  No discretionary options were issued since that time.  Mr. Verney’s agreement provided other benefits of the type available to other Company employees such as health insurance and retirement plan participation.  The agreement provided for a severance payment of one year’s base salary at the rate then in effect plus reimbursement for premiums for health benefits in the event of termination without cause.  Mr. Verney’s employment was terminated in July 2008 by mutual agreement of the parties and pursuant to the terms of a Severance and Release Agreement.  Severance payments to Mr. Verney are consistent with his Employment Agreement and are comprised of one-year’s base salary at the rate then in effect and pursuant to the Company’s regular payroll practices, plus reimbursement for premiums for health benefits, totaling approximately $216,000.  The Severance and Release Agreement also provides for mutual non-disparagement, non-solicitation (19 months), confidentiality/trade secret and intellectual property protection, non-competition (12 months) and mutual releases.

Subsequent to December 31, 2008, in March, 2009, the Company entered into a written Employment Agreement with Robert R. Moore, President and Chief Executive Officer the Company’s wholly-owned subsidiaries Western Sizzlin Stores, Inc., and Western Sizzlin Franchise Corporation. The Agreement provides Mr. Moore with a minimum base salary of $250,000 per year. He is eligible for bonus compensation equal to twenty percent (20%) of Cash Flows (as defined in the Agreement) in excess of $2.3 million annually as adjusted by a charge of 20% of any incremental investment of capital during each year. He also receives a monthly car allowance of $1,500 per month and a housing allowance of $1,500 per month. He is eligible for such other benefits as are offered other employees from time to time and will be reimbursed for out-of-pocket expenses pursuant to the Company’s existing policies. The initial term of the agreement expires on December 31, 2009, and it automatically renews for successive one-year renewal terms. During any term the Agreement is terminable by either party on thirty (30) days prior written notice, automatically in the event of Mr. Moore’s death or disability, any time by mutual written agreement, or by the Company for cause (as defined in the Agreement). In the event the Agreement is terminated by the Company without cause, Mr. Moore is entitled to severance benefits equal to three (3) months’ salary during the initial term, six (6) months’ salary during the first renewal term, nine (9) months’ salary during the second renewal term and twelve (12) months’ salary if during a subsequent renewal term. In the event of such termination he would also be offered continuing insurance coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) and the Company will reimburse premiums paid by him for a period of three (3) months. The Agreement also contains customary provisions concerning the protection of Company property and confidential information. It also provides for periods of non-competition and non-solicitation.

The Company has a severance provision contained within the Employment Agreement with Robyn B. Mabe, its Chief Financial Officer. The agreement provides certain termination benefits in the event that Mrs. Mabe’s employment with the Company is terminated without cause and upon a change of control. Under the terms of the agreement, in the event of termination without cause Mrs. Mabe will receive termination benefits equal to six months of her annual base salary in effect on the termination date and the continuation of health and welfare benefits through the termination date of the agreement. In the event of a change of control, she will receive termination benefits equal to her base salary in effect on the change of control date and the continuation of health and welfare benefits through the termination date of the agreement.  Assuming a termination date of December 31, 2008, as required by SEC rules, the approximate value of the severance benefits would have been approximately $135,000.

The Company’s obligations under the above-described agreements are conditioned upon compliance with the terms of the agreement, which include as applicable provisions concerning non-disclosure of confidential information, non-solicitation of employees, and covenants not to compete with the Company.

Compensation Committee Report on Executive Compensation for the Fiscal Year Ended December 31, 2008

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K/A with management.  Based upon this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Kenneth R. Cooper (Chair)

Philip L. Cooley

Jonathan Dash

Summary Compensation Table

The following table sets forth compensation paid to certain executive officers during the last three fiscal years:

Name and Principle Position	Year	Salary ($)	Bonus ($) (1)	Option Awards	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)(3)	Total ($)
Sardar Biglari, CEO	2008	0	0	0	0	14,000	14,000
	2007	0	0	0	0	13,500	13,500
	2006	0	0	0	0	13,000	13,000
Robert R. Moore, President and CEO of subsidiaries - Western Sizzlin Stores, Inc. and Western Sizzlin Franchise Corporation	2008	125,000	0	0	0	21,000	146,000
James C. Verney, Former President and CEO of Western Sizzlin Stores, Inc. and Western Sizzlin Franchise Corporation	2008	210,000	0	0	0	0	210,000
	2007	260,000	0	0	0	0	260,000
	2006	260,000	0	0	0	12,000	272,000
Robyn B. Mabe, Chief Financial Officer	2008	129,000	8,000	0	0	0	137,000
	2007	125,000	8,000	0	0	0	133,000
	2006	121,000	10,000	0	0	0	131,000

(1)   Represents discretionary bonuses paid to the named executive.

(2)          This amount for Mr. Biglari includes Director fees.

(3)          The amount for Mr.  Moore  includes car allowance and housing allowance pro-rated based on hire date; and for Mr. Verney includes annual car allowance of $12,000 in 2006 which was eliminated in 2007.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS

NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Sardar Biglari	0	0	N/A	N/A

James C. Verney	0	0	N/A	N/A

Robert R. Moore	0	0	N/A	N/A

Robyn B. Mabe	2,500	0	7.15	8/24/2010

OPTION EXERCISES

	Option Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)
James C. Verney	22,500	149,503

Compensation of Directors

In 2008, directors were paid a $1,000 quarterly retainer for the first quarter and $1,500 for the remaining three quarters.  In addition, each committee chair received an additional $250 per quarter. Each director is paid an additional $1,500 and reimbursement for out-of-pocket expenses incurred for attending each Board meeting in person.  The directors receive $500 for each telephonic Board meeting and committee meeting when not part of a full Board meeting.  In the past, the directors have received stock options under the Company’s two stock option plans.  In February, 2007, Mr. Biglari informed the Board that he did not wish to receive future grants of stock options and that he relinquished all stock options previously granted to him.  In April 2007, the Board determined to suspend indefinitely the granting of future stock options to directors.  At that time the Board also revised its fee structure to increase by $500 each the quarterly retainer, and to pay $500 extra per quarter to the Chair of the Audit and Finance Committee.  The following table summarizes compensation paid to the Company’s directors in fiscal 2008:

Director Compensation

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Sardar Biglari	14,000	0	0	14,000
Philip L. Cooley	13,500	0	0	13,500
Jonathan Dash	11,000	0	0	11,000
Titus W. Greene	12,500	0	0	12,500
Kenneth R. Cooper	11,500	0	0	11,500
Martin S. Fridson	11,000	0	0	11,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2009, the beneficial ownership of the Company’s Common Stock (a) by each current executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”), (b) by each current director, (c) by all directors and executive officers as a group, and (d) by all persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock.  Unless otherwise indicated, the address for these individuals is 416 S. Jefferson St, Suite 600, Roanoke, Virginia 24011.

NAME AND ADDRESS OF PERSON	NO. OF SHARES		PERCENT OF CLASS

Robyn B. Mabe	4,000	(1)	(2)
Vice President, Chief Financial Officer, Secretary/Treasurer

Sardar Biglari	934,215	(3)	33.1%
President and Chief Executive Officer, Chairman of the Board
9311 San Pedro Avenue, Suite 1440
San Antonio, TX 78216

Titus W. Greene	30,550		1.1%
Director
2109 Windermere Lane
Shelby, NC 28150

Jonathan Dash	232,570	(4)	8.2%
Director
183 Rodeo Drive
Beverly Hills, CA 90212

Philip L. Cooley	14,211	(5)	(2)
Director
Trinity University
One Trinity Place
San Antonio, TX 78212-7200

Kenneth R. Cooper	1,522		(2)
Director
14607 San Pedro, Suite 130
San Antonio, TX 78232

Martin S. Fridson	—		—
Director
54 West 21st Street. Suite 1007
New York, NY 10010

Shawn Sedaghat	409,131	(6)	14.5%
9701 Wilshire Blvd
Beverly Hills, CA 90201

Ibis Management, LLC	138,474	(7)	4.9%
600 Madison Avenue, 16th Floor
New York, NY 10022

All directors and officers as a group beneficially own 1,217,068 shares or 43.0% of the outstanding Common Stock as of the Record Date of March 31, 2009.  This number includes currently exercisable stock options.

(1)          This number of beneficially owned shares includes 2,500 shares purchasable pursuant to currently exercisable stock options.

(2)          Represents less than 1% of the outstanding Common Stock of the Company.

(3)          This number of beneficially owned shares is owned by The Lion Fund, L.P. in which Sardar Biglari has sole voting and dispositive power through his control of the general partner, Biglari Capital Corp

(4)          This number of beneficially owned shares includes 2,000 shares purchasable pursuant to currently exercisable stock options. The number of beneficially owned shares also includes 203,187 shares owned by clients of Mr. Dash’s investment advisory business, Dash Acquisitions, LLC, and over which Mr. Dash exercises sole voting and dispositive power.

(5)          This number of beneficially owned shares includes 2,000 shares purchasable pursuant to currently exercisable stock options.

(6)          Based on a Schedule 13D/A filed with the SEC on December 17, 2008.

(7)             Based on a Schedule 13G/A filed with the SEC on February 13, 2008. Each of Ibis Management, LLC and Joseph J. D’Ambrosio has shared voting and dispositive power with respect to such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information on securities authorized for issuance under our equity compensation plans as of December 31, 2008.

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

The Company has three stock option plans: the 2005 Stock Option Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 1994 Incentive and Non-qualified Stock Option Plan.  Both the 2005 and 1994 Plans were adopted with the approval of its stockholders.  Under the 2004 Plan, our Non-Employee Directors were granted options to purchase 1,000 shares of common stock, priced at fair market value on the date of the option grant.  Options were granted automatically each year on the date of the Annual Meeting of Stockholders, or in the case of new Directors, on the first business day following their election to the Board.  All options were exercisable immediately upon grant.  All options outstanding at December 31, 2008 are exercisable.  At December 31, 2008, there were 36,000 shares available for future grants under the plans; however, in April 2007, our Board of Directors elected to indefinitely suspend future grants under all plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

In accordance with applicable SEC rules, the Board of Directors has determined that all directors, other than Sardar Biglari, are “independent” as measured by the Corporate Governance Rules applicable to companies listed on the Nasdaq Capital Market.

Item 14.   Principal Accountant Fees and Services

Dixon-Hughes, PLLC served as the independent registered public accounting firm for the Company for the fiscal years ended December 31, 2007 and 2008. Grant Thornton LLP served as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2006.

Upon the recommendation of the Audit & Finance Committee of the Board of Directors, the Company selected Dixon Hughes, PLLC to serve as its independent  registered public accounting firm for fiscal 2009.  Prior to its  initial engagement in 2007, the Company had not previously had consulted with Dixon Hughes, PLLC on any matters.

Dixon-Hughes, PLLC’s report on the financial statements for the fiscal years ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  Additionally, during the fiscal years ended December 31, 2008 and 2007 there were no disagreements with Dixon-Hughes, PLLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Dixon-Hughes, PLLC’s, satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years.

Grant Thornton, LLP’s, report on the financial statements for the fiscal year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

During the fiscal years ended December 31, 2008 and 2007  there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses previously reported by the Company in Item 9A of its Annual Reports on Form 10-K for the year ended December 31, 2007.

Representatives of Dixon Hughes, PLLC are expected to be present at the 2009 Annual Meeting and will be given an opportunity to make any statements they desire and will also be available to respond to questions.

Summary of Accountants’ Fees

Audit Fees. Dixon Hughes, PLLC’s aggregate fees billed for the 2008 and 2007 annual audits of the Company’s consolidated financial statements and quarterly reviews of the consolidated financial statements were $124,671 and $105,000, respectively.  Dixon-Hughes also billed the Company during 2008 and 2007 for additional audit procedures related to:  consents required for the Company’s Registration Statement on Forms S-3 and S-4 of $36,685 and $3,650, respectively;  the Company’s Uniform Franchise Offering Circular for 2008 and 2007 of $2,395 and $1,550, respectively; $18,000 related to the 2007 audit of Mustang Capital Advisors billed in 2008; and miscellaneous accounting consultations of $1,545 and $300, respectively.

Audit-Related Fees. Dixon Hughes, PLLC did not provide the Company with audit-related services in either 2008 or 2007.

Tax Fees.  Dixon Hughes, PLLC did not provide the Company with tax services in either 2008 or 2007.

All Other Fees.  Dixon Hughes, PLLC did not provide other services to the Company in either 2008 or 2007.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(b)         Exhibits required by Item 601 of Regulation S-K:  See Exhibit Index on pages 12 and 13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIZZLIN CORPORATION

Dated: April 30, 2009	By: /s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

Dated: April 30, 2009	By: /s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sardar Biglari	Chairman of the Board	April 30, 2009
Sardar Biglari

/s/ Philip L. Cooley	Vice Chairman	April 30, 2009
Philip L. Cooley

/s/ Titus W. Greene	Director	April 30, 2009
Titus W. Greene

/s/ Jonathan Dash	Director	April 30, 2009
Jonathan Dash

/s/ Kenneth R. Cooper	Director	April 30, 2009
Kenneth R. Cooper

/s/ Martin S. Fridson	Director	April 30, 2009
Martin S. Fridson

Exhibit Index

2.0

Plan of Amendment and Merger dated April 30, 1999, between Austins Steaks and Saloon, Inc. and The Western Sizzlin Corporation. (incorporated by reference to the specific exhibit to the From S-4 Registration Statement, as filed with the Securities and Exchange Commission on May 13, 1999, Registration No. 333- 78375)

3.1.1	Restated Certificate of Incorporation dated December 1, 1995 (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.1.2	Certificate of Amendment to Certificate of Incorporation dated September 30, 2003 (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.1.3	Amendment to Certificate of Incorporation dated June 22, 1999 (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation dated July 31, 2006 (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.1.5	Certificate of Amendment to Restated Certificate of Incorporation dated July 2, 2007 (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.1.6	Certificate of Amendment to Restated Certificate of Incorporation dated August 11, 2008 (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.2	Restated Bylaws of the Corporation (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.2.1	Amendment No. 1 to Restated Bylaws (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.2.2	Amendment No. 2 to Restated Bylaws (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

3.2.3	Amendment No. 3 to Restated Bylaws (incorporated by reference to the Form 10-K for the year ended December 31, 2008)

4.0	Captec Promissory Notes and related loan documents (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1	November 2001 Severance Agreement (incorporated by reference to the Form 10-Q for the period ended June 30, 2002)

+10.1.1	Employment Agreement of Robyn B. Mabe (incorporated by reference to the Form 10-Q for period ended September 30, 2007)

+10.1.2	Employment Agreement of James C. Verney (incorporated by reference to the Form 10-Q for period ended September 30, 2004)

+10.1.3	Memorandum of Understanding with James C. Verney (incorporated by reference to the Form 10-K for the year ended December 31, 2005)

+10.2	2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to the Form 10-Q for period ended June 30, 2004)

+10.3	2005 Stock Option Plan (incorporated by reference to the Schedule 14A Definitive Proxy Statement filed April 29, 2005)

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