Form 10-Q
period 2009-03-31
WESTERN SIZZLIN CORP
filed 2009-05-06
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009,

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 6, 2009, there were 2,831,884 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Three Months Ended March 31, 2009

PART I. FINANCIAL INFORMATION

WESTERN SIZZLIN CORPORATION

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$527,532	$330,998
Money market investments	3,467,847	3,735,821
Trade accounts receivable, net of allowance for doubtful accounts of $378,752 in 2009 and $339,752 in 2008	1,052,895	1,064,389
Current installments of notes receivable, less allowance for impaired notes of $62,926 in 2009 and 2008	223,132	198,912
Other receivables	60,599	78,982
Income taxes receivable	87,093	98,362
Inventories	81,517	59,126
Prepaid expenses	182,761	133,785
Deferred income taxes	459,026	494,926
Total current assets	6,142,402	6,195,301
Notes receivable, less allowance for impaired notes receivable of $6,980 in 2009 and 2008, excluding current installments	425,768	449,990
Property and equipment, net	1,407,699	1,500,149
Investment in real estate	3,745,152	3,745,152
Investments in marketable securities	18,936,272	16,708,479
Intangible assets, net of accumulated amortization of $101,468 in 2009 and $73,762 in 2008	1,318,532	1,346,238
Goodwill	4,995,262	4,995,262
Financing costs, net of accumulated amortization of $194,974 in 2009 and $194,639 in 2008	5,237	5,572
Investment in unconsolidated joint venture	310,859	304,695
Deferred income taxes	411,441	665,805
Other assets	27,568	36,180
	$37,726,192	$35,952,823
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable — line of credit	$350,000	$—
Current installments of long-term debt	2,489,688	373,925
Accounts payable	731,708	812,839
Accrued expenses and other	1,299,465	1,423,092
Total current liabilities	4,870,861	2,609,856

Long-term debt, excluding current installments	427,277	2,833,587
Other long-term liabilities	947,127	1,208,147
	6,245,265	6,651,590

Redeemable noncontrolling interests	10,920,880	11,288,681

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 10,000,000 shares; issued and outstanding 2,831,884 in 2009 and 2008	28,320	28,320
Treasury stock, at cost, 9,099 shares in 2009 and 2008	(90,583)	(90,583)
Additional paid-in capital	22,235,872	22,235,872
Retained earnings (accumulated deficit)	(1,082,997)	(3,376,054)
Accumulated other comprehensive income — unrealized holding losses	(530,565)	(785,003)
Total stockholders’ equity	20,560,047	18,012,552
	$37,726,192	$35,952,823

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Company-operated restaurants	$3,162,427	$3,126,110
Franchise operations	957,148	1,049,141

Total revenues	4,119,575	4,175,251

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	2,380,888	2,310,888
Restaurant occupancy and other	542,771	559,938
Franchise operations — direct support	285,182	304,535
Subleased restaurant property expenses	—	27,303
Corporate expenses	488,966	484,250
Depreciation and amortization expense	97,711	265,002
Claims settlement and legal fees associated with lawsuit	26,420	137,784
Total costs and expenses — restaurant and franchise operations	3,821,938	4,089,700

Equity in income of joint venture	56,164	45,992
Income from restaurant and franchise operations	353,801	131,543

Investment advisory fee income	101,806	—
Net realized gain (loss) on sales of marketable securities	317,628	(40,606)
Net unrealized gains (losses) on marketable securities held by limited partnerships	1,417,678	(4,162,663)
Amortization expense — investment activities	(27,706)	—
Expenses of investment activities, including interest of $16,042 in 2009 and $23,808 in 2008	(119,359)	(500,267)
Purchase obligation adjustment	200,989	—
Income (loss) from investment activities	1,891,036	(4,703,536)

Other income (expense):
Interest expense	(15,686)	(38,447)
Interest income	33,718	20,864
Other, net	41	602
Total other income (expense), net	18,073	(16,981)

Income (loss) before income tax expense (benefit)	2,262,910	(4,588,974)

Income tax expense (benefit):
Current	11,893	(4,194)
Deferred	290,266	(142,571)
Total income tax expense (benefit)	302,159	(146,765)
Net income (loss)	1,960,751	(4,442,209)
Losses attributable to redeemable noncontrolling interests	332,306	591,214
Net income (loss) attributable to Western Sizzlin Corporation	$2,293,057	$(3,850,995)
Earnings (loss) per share (basic and diluted):
Net income (loss) attributable to Western Sizzlin Corporation - basic	$.81	$(1.43)
Net income (loss) attributable to Western Sizzlin Corporation - diluted	$.81	$(1.43)

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2009
(Unaudited)

	Common stock		Treasury stock		Additional Paid-	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Dollars	Shares	Dollars	in Capital	Deficit)	Income (Loss)	Total
Balances, December 31, 2008	2,831,884	$28,320	9,099	$(90,583)	$22,235,872	$(3,376,054)	$(785,003)	$18,012,552

Net income attributable to Western Sizzlin Corporation	—	—	—	—	—	2,293,057	—	2,293,057
Change in unrealized holding gains (losses)	—	—	—	—	—	—	254,438	254,438
Comprehensive income								2,547,495
Balances, March 31, 2009	2,831,884	$28,320	9,099	$(90,583)	$22,235,872	$(1,082,997)	$(530,565)	$20,560,047

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended
	March 31
	2009	2008
Cash flows from operating activities:

Net income (loss)	$1,960,751	$(4,442,209)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Restaurant and franchise activities:
Depreciation and amortization of property and equipment	97,031	106,278
Amortization of franchise royalty contracts and other assets	—	157,574
Amortization of finance costs	335	805
Provision for doubtful accounts	39,000	30,000
Equity in income of unconsolidated joint venture, net of distributions of $50,000 in 2009	(6,164)	(45,992)
Provision for deferred income taxes (benefit)	282,588	(173,000)
(Increase) decrease in current assets and other assets	(60,607)	78,461
Increase (decrease) in current liabilities and other liabilities	(203,293)	110,533
	148,890	264,659
Investment activities:
Change in money market investments	267,974	—
Realized (gains) losses on sales of marketable securities, net	(317,628)	40,606
Unrealized gains (losses) on marketable securities, net	(1,417,678)	4,162,663
Amortization expense of investment management customer relationships	27,706	—
Proceeds from sales of marketable securities	2,538,502	70,809
Purchases of marketable securities	(2,776,551)	(803,595)
Decrease in due to broker	—	(342,022)
Change in purchase obligation	(200,989)	—
Provision for deferred income taxes	7,676	30,429
Decrease in current liabilities	—	(75,683)
	(1,870,988)	3,083,207

Net cash provided by (used in) operating activities	238,653	(1,094,343)

Cash flows from investing activities:
Additions to property and equipment	(4,581)	(5,014)
Net cash used in investing activities	(4,581)	(5,014)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,641,220
Payments on long-term debt	(290,547)	(43,312)
Proceeds from (payments on) line of credit borrowings	350,000	(2,000,000)
Capital contributions from (distributions to) noncontrolling interests in limited partnerships	(96,991)	540,000

Net cash provided by (used in) financing activities	(37,538)	1,137,908

Net increase in cash and cash equivalents	196,534	38,551

Cash and cash equivalents at beginning of the period	330,998	727,378

Cash and cash equivalents at end of the period	$527,532	$765,929

Supplemental disclosure of cash flow information:
Cash payments for interest	$31,640	$62,615
Income taxes paid, net of refunds	$624	$31,734

Non-cash investing and financing activities:
Unrealized (gains) losses from marketable equity securities	$(254,438)	$74,840

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

(1)                                 Introduction and Basis of Presentation

Western Sizzlin Corporation is a holding company which owns a number of subsidiaries, with its primary business activities conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc, which franchise and operate restaurants. Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, it has recently made selective investments in other companies. At March 31, 2009, the Company had 100 franchised, 5 Company-operated and 1 joint venture restaurant operating in 19 states.

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

The accompanying unaudited consolidated financial statements of Western Sizzlin Corporation, (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included. The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(2)                                 Summary of Significant Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. The Company applied the provisions of FSP FAS 157-2, Effective Date of FASB Statement 157, which deferred the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 28, 2008. The nonfinancial assets for which we deferred adoption include goodwill and long-lived assets. The Company has adopted SFAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis in the first quarter of 2009. As of March 31, 2009, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”), and Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards significantly change the accounting for and reporting for business combinations and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are effective for the first fiscal period beginning on or after

December 15, 2008.  Accordingly, the Company has adopted SFAS 141(R) and SFAS 160 in the first quarter of 2009. SFAS 141R will impact the Company if it completes an acquisition or obtains additional minority interests after the effective date. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this statement requires that the consolidated net income (loss) attributable to the parent and the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of operations. The redeemable noncontrolling interests reported in the consolidated balance sheet represent limited partner ownership in investment fund subsidiaries consolidated into the Company’s financial statements. The limited partnership agreements of these funds contain certain redemption features that are not solely within control of the Company. As such, in accordance with EITF Topic No. D-98, the redeemable noncontrolling interests are classified outside of stockholders’ equity in the accompanying consolidated balance sheets. Certain reclassifications resulting from the adoption of SFAS 160 and EITF Topic No. D-98 have been made to the 2008 amounts to conform to the current year’s presentation.

In March 2008, the FASB issued Statement of Financial Accounting Standards SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This standard was adopted in the first quarter of 2009 and did not impact the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  The Company has adopted FSP 142-3 in the first quarter of 2009 and did not impact the Company’s consolidated financial statements.

(3)                                 Investments in Marketable Securities

Investment and capital allocation decisions of Western Sizzlin Corporation and Western Acquisitions, LP are made by Mr. Sardar Biglari, the Company’s Chairman and Chief Executive Officer, under limited authority delegated by the Board of Directors for Western Sizzlin Corporation, and the management of Western Acquisitions, LP. The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations. As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million. The Company has a margin securities account with a brokerage firm. The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately .75% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by the brokerage firm, in its discretion, from time to time. The margin loan balances at March 31, 2009 and 2008 were $0. The collateral securing the margin loans are the Company’s holdings in marketable securities. The minimum and maximum amount of any particular margin may be established by the brokerage firm, in its discretion, regardless of the amount of collateral delivered to the brokerage firm, and the brokerage firm may change such minimum and maximum amounts from time to time.

The noncontrolling interest holder in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, has authority to manage the investments in these particular Funds.

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

•                  Marketable Securities held by Western Sizzlin Corporation (the holding company)

Marketable equity securities held by Western Sizzlin Corporation (the holding company) are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income (loss). Substantially all of the marketable securities held by Western Sizzlin Corporation have been in a continuous loss position for less than nine months as of March 31, 2009.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation (the holding company) as of March 31, 2009 and December 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
Itex Corporation	$1,487,631	$—	$(516,237)	$971,394
Other	25,093	—	(14,328)	10,765
	$1,512,724	$—	$(530,565)	$982,159
December 31, 2008
Itex Corporation	$1,487,631	$—	$(771,867)	$715,764
Other	25,093	—	(13,136)	11,957
	$1,512,724	$—	$(785,003)	$727,721

There were no realized gains or losses from marketable equity securities held by Western Sizzlin Corporation (the holding company) for the three months ended March 31, 2009 or 2008.

•                  Marketable Securities held by Western Acquisitions, LP

Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary, serves as the general partner of Western Acquisitions, LP, a Delaware limited partnership that operates as a private investment fund. Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund. Cash contributions from outside investors of $0 and $540,000 for the three months ended March 31, 2009 and 2008, respectively, were made to the limited partnership.

As of March 31, 2009 and December 31, 2008, Western Investments, Inc. owned 85.1% of Western Acquisitions, LP. As such, Western Acquisitions, LP has been consolidated into the accompanying financial statements with the 14.9% ownership by noncontrolling limited partners presented as redeemable noncontrolling interests on the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively. Western Acquisitions, LP is considered, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies. The Company has retained the specialized accounting for Western Acquisitions, LP pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation. As such, marketable equity securities held by Western Acquisitions, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

As of March 31, 2009, Western Acquisitions, LP owns a total of 1,553,545 shares of The Steak n Shake Company’s common stock.

Following is a summary of marketable equity securities held by Western Acquisitions, LP as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009		As of December 31, 2008
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$19,159,412	$11,760,336	$19,159,412	$9,243,593
Other	139,881	60,254	139,881	80,737

Total marketable equity securities	$19,299,293	$11,820,590	$19,299,293	$9,324,330

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Western Acquisitions, LP were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Realized gains	$—	$—
Realized losses	—	(40,606)
Net realized gains (losses) on sales of marketable securities	$—	$(40,606)

Net unrealized gains (losses) on marketable securities held by Western Acquisitions, LP	$2,496,258	$(4,162,663)

•                  Marketable Securities held by Mustang Capital Advisors, LP

Western Mustang Holdings, LLC owns a 50.5% controlling interest in Mustang Capital Advisors, LP and a 51% controlling interest in its general partner, Mustang Capital Management, LLC. Western Mustang Holdings, LLC, is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies. The Company has retained the specialized accounting for Mustang Capital Advisors, LP pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation. As such, marketable equity securities held by Mustang Capital Advisors, LP are recorded at fair value in Investments in Marketable Securities, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

Following is a summary of marketable equity securities held by Western Mustang Holdings, LLC as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009		As of December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Total marketable equity securities	$7,270,939	$6,133,523	$6,621,658	$6,656,428

Net realized gains (losses) and net change in unrealized gains (losses) for the three months ended March 31, 2009, from marketable equity securities held by Mustang Capital Advisors, LP were as follow:

Three Months Ended March 31, 2009
Realized gains	$357,078
Realized losses	(39,450)

Net realized gains on sales of marketable securities	$317,628
Net unrealized losses on marketable securities held by Mustang Capital Advisors, LP	$(1,078,580)

(4)                                 Stock Options

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

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows. SFAS No. 123R requires that such benefits be recognized as a financing cash flow. The benefits of tax deductions in excess of recognized stock compensation expense for the three months ended March 31, 2009 and 2008 were immaterial.

There were no options granted during the three months ended March 31, 2009 and 2008.

The following table summarizes stock options outstanding as of March 31, 2009, as well as activity during the three month period then ended:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2008	12,500	$7.25	1.83	$64,284
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Balance, March 31, 2009	12,500	$7.25	1.58	$15,659

All options outstanding at March 31, 2009 are fully vested and exercisable. At March 31, 2009, there were 40,000 shares available for future grants under the plans, however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.

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

Amortizing Intangible Assets

	As of March 31, 2009			As of December 31, 2008
	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Investment in management customer relationships	$1,420,000	10.5	$101,468	$1,420,000	10.5	$73,762
	$1,420,000	10.5	$101,468	$1,420,000	10.5	$73,762

In connection with the acquisition of Mustang Capital Advisors, L.P in 2008, the Company acquired certain customer related intangible assets. The value assigned to these intangible assets of $1,420,000 was determined based on the present value of the estimated cash flows to be generated by the assets.

Amortization expense for amortizing intangible assets for the three months ended March 31, 2009 and 2008 was $27,706 and $157,574, respectively. Franchise royalty contracts, originally acquired in January 2004, were fully amortized as of December 31, 2008. The estimated annual amortization expense for the remaining amortizing intangible asset is $135,240 per year through 2018.

(6)                                 Debt

At March 31, 2009, there was $350,000 outstanding on a $2,000,000 line of credit with a bank.  The line is payable on demand, subject to annual renewal by the bank with an automatic renewal at May 31, 2009, carries an interest rate of prime minus 0.50% (2.75% at March 31, 2009 and at December 31, 2008) and collateralized by accounts receivable and the assignment of all franchise royalty contracts.

In 2008, the Company’s purchase of the investment in real estate was refinanced through the issuance of a note payable to a bank of $2,641,220, secured by the land held for investment.  Interest accrues on the unpaid principal balance at prime minus 0.5%, or 2.75% as of March 31, 2009.  The Company made one payment of principal of $264,122 on January 29, 2009, and all remaining principal and accrued interest is due on January 30, 2010.  Accordingly, the outstanding balance of this debt is classified as a current liability at March 31, 2009.

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

(7)                                 Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As of March 31, 2009, the Company has a recorded liability of $9,872, including interest of $4,556, for such uncertain tax positions.  The recorded liability was increased by $2,320 during the three months ended March 31, 2009.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of a valuation allowance of $1,754,000, $2,326,631 and $1,433,000 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, related to the unrealized losses on marketable securities.

(8)                                 Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) attributable to Western Sizzlin Corporation by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three months ended March 31, 2009
Net income attributable to Western Sizzlin Corporation — basic	$2,293,057	2,831,884	$0.81
Net income attributable to Western Sizzlin Corporation — diluted	$2,293,057	2,833,288	$0.81

Three months ended March 31, 2008
Net loss attributable to Western Sizzlin Corporation — basic	$(3,850,995)	2,696,625	$(1.43)
Net loss attributable to Western Sizzlin Corporation — diluted	$(3,850,995)	2,696,625	$(1.43)

For the three months ended March 31, 2008, the Company excluded from the loss per share calculation all common stock equivalents because the effect on loss per share was anti-dilutive.

(9)                                 Reportable Segments

The Company has organized segment reporting with additional information to reflect how the Company views its business activities.  The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Investment Activity segment consists of investment activities and certain direct expenses associated with legal matters. The Company does not allocate certain expenses to any business segment.  These costs include expenses of the following functions: legal, accounting, stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These unallocated expenses are designated as unallocated corporate expenses. Certain other expenses (such as sublease property expense and claims settlement and legal fees associated with a lawsuit) are also not allocated to any reportable segment.

The following table summarizes reportable segment information:

	Three Months
	Ended March 31,
	2009	2008
Revenues from reportable segments:
Restaurants	$3,162,427	$3,126,110
Franchising	957,148	1,049,141
Total revenues	$4,119,575	$4,175,251
Depreciation and amortization:
Restaurants	$89,665	$99,357
Franchising	8,046	165,645
Total depreciation and amortization	$97,711	$265,002
Interest expense:
Restaurants	$15,686	$38,447
Total interest expense	$15,686	$38,447
Interest income:
Corporate	$33,718	$20,864
Total interest income	$33,718	$20,864
Income (loss) from restaurant and franchise operations:
Restaurants and equity in joint venture	$205,267	$201,919
Franchising	663,920	578,961
Unallocated expenses	(26,420)	(165,087)
Corporate	(488,966)	(484,250)
Total income from restaurant and franchise operations:	$353,801	$131,543
Income (loss) from investment activities:
Investment advisory fee income	$101,806	$—
Net realized gains (losses) on sales of marketable securities	317,628	(40,606)
Net unrealized gains (losses) on marketable securities held by limited partnership	1,417,678	(4,162,663)
Expenses of investment activities	(147,065)	(500,267)
Purchase obligation adjustment	200,989	—
Total income (loss) from investment activities	$1,891,036	$(4,703,536)

	March 31,	December 31,
	2009	2008
Total assets:
Restaurants	$6,682,429	$6,523,219
Franchising	1,831,122	1,920,513
Corporate	1,312,161	1,203,830
Investment activities	27,900,480	26,305,261
Total assets	$37,726,192	$35,952,823

	March 31,	December 31,
	2009	2008
Total goodwill:
Restaurants	$3,539,057	$3,539,057
Franchising	771,143	771,143
Investment activities	685,062	685,062
Total goodwill	$4,995,262	$4,995,262

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

At March 31, 2009 and December 31, 2008, the Company’s investments in marketable securities are carried at fair value, based on quoted market prices, in the consolidated balance sheets and are classified within Level 1 of the fair value hierarchy, with the exception of $1.3 million that have been valued, in the absence of observable market prices, by Mustang Capital Advisors, LP.  The Funds investments in Level 1 securities are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the period.

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

(11)                          Commitments and Contingencies

Commitments

The limited partners of the two investment funds managed by Mustang Capital Advisors, LP can redeem their investments annually.  The limited partners of Western Acquisitions. LP can redeem their investments after two years from contribution dates.  The earliest redemption date for a Western Acquisitions, LP limited partner is August 2009.

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

The Company has a severance provision contained within the Employment Agreement with the President of one of its subsidiaries, Western Sizzlin Franchise Corporation. The agreement provides for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. Under the terms of the agreement, in the event of termination without cause, the executive will receive termination benefits equal to one year of the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits through the termination date of the agreement.

In connection with the acquisition of controlling interests in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, the Company is obligated to purchase the noncontrolling interest holder’s ownership upon the occurrence of certain events.  The purchase obligation will ultimately be settled in cash and shares of the Company’s common stock.  The Company is accounting for this purchase obligation pursuant to Statement of Financial Accounting Standards No. 150 (As Amended) - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  The resulting liability is reported in other long-term liabilities on the accompanying consolidated balance sheet.  The change in the purchase obligation liability for the first quarter of 2009 is a decrease of $200,989.

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

(12)                          Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income of the joint venture is reported in the accompanying statements of operations as equity in earnings of unconsolidated joint venture.

Financial Data

The following is selected financial information for the joint venture as of and for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$1,268,072	$1,204,942
Cost of food	524,155	489,503
Payroll expense	348,818	353,340
Gross profit	395,099	362,099
Marketing and smallware expense	46,075	47,768
General and administrative	135,226	117,048
Depreciation and amortization	51,210	50,460
Interest	50,260	54,082
Other income (expense)
Net income	112,328	92,741
Balance Sheet Data:
Cash	$141,845	$334,166
Current receivables	5,844	605
Prepaid expenses	20,474	18,899
Inventory	20,601	21,187
Land, leasehold improvements, and construction in progress	3,515,252	3,702,795
Loan costs, net	10,039	11,565
Other assets	200	200
Total assets	3,714,255	4,089,417
Loan payable	2,901,779	3,092,720
Accounts payable and accrued expenses	250,756	354,720
Members’ equity	561,717	641,977

(13)                         Impact of Recently Issued Accounting Standards

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination of fair value or reporting of its financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of its financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require an entity to provide interim disclosure about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company is currently evaluating the impact the adoption of this FSP will have on the Company’s consolidated financials statements and related disclosures.

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

Western Sizzlin Corporation is a holding company owning subsidiaries engaged in a number of diverse business activities.  The Company’s primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate 106 restaurants in 19 states, including five Company-owned, 100 franchise restaurants, and one joint venture restaurant.  The Company currently operates and/or franchises the following concepts:  Western Sizzlin, Western Sizzlin Wood Grill, Great American Steak & Buffet, and Quincy Steakhouses.

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

Results of Operations

Net income attributable to Western Sizzlin Corporation for the three months ended March 31, 2009 was $2,293,057 compared to net loss attributable to Western Sizzlin Corporation of ($3,850,995) for the three months ended March 31, 2008.  Income (loss) from investment activities that impacted net income (loss) attributable to Western Sizzlin Corporation, excluding losses attributable to noncontrolling interests,  for the three months ended March 31, 2009 and 2008 were $2,223,342 and, ($4,112,322), respectively.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months
	Ended March 31,
	2009	2008
Revenues:
Company-operated restaurants	76.8%	74.9%
Franchise operations	23.2	25.1
	100.0	100.0
Total revenues
Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	57.8	55.4
Restaurant occupancy and other	13.2	13.4
Franchise operations — direct support	6.9	7.3
Subleased restaurant property expenses	—	.7
Corporate expenses	11.9	12.5
Depreciation and amortization expense	2.4	6.3
Claims settlement and legal fees associated with lawsuit	.6	3.3
Total costs and expenses — restaurant and franchise operations	92.8	98.9

Equity in income of joint venture	1.4	1.1
Income from restaurant and franchise operations	8.6	2.2

Investment advisory fee income	2.5	—
Net realized gain (loss) on sales of marketable securities	7.7	(.9)
Net unrealized gains (losses) on marketable securities held by limited partnerships	34.5	(99.7)
Amortization expense	(.7)	—
Expense of investment activities	(2.9)	(11.6)
Purchase obligation adjustment	4.8	—
Income (loss) from investment activities	45.9	(112.2)

Other income (expense):
Interest expense	(.4)	(.4)
Interest income	.8	.5
Other, net	—	—
Total other income (expense), net	.4	.1

Income (loss) before income tax expense	54.9	(109.9)
Income tax expense (benefit)
Current	.3	(.1)
Deferred	7.0	(3.4)
Total income tax expense (benefit)	7.3	(3.5)
Net income (loss)	47.6	(106.40)
Losses attributable to noncontrolling interests	8.1	14.2
Net income (loss) attributable to Western Sizzlin Corporation	55.7%	(92.2)%

	Three Months
	Ended March 31,
	2009	2008
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5
Opened	—	—
Closed	—	—
Franchised	—	—
End of period	5	5
Number of U.S. Franchised Restaurants:
Beginning of period	104	116
Opened	—	—
Closed	(4)	(1)
End of period	100	115
Number of Joint Venture Restaurants:
Beginning of period	1	1
Opened	—	—
Closed	—	—
End of period	1	1

Revenues

Total revenues decreased 1.3% to $4.12 million for the three months ended March 31, 2009 from $4.18 million for the comparable three months ended March 31, 2008. Company-operated restaurant revenues increased 1.2% to $3.16 million for the three months ended March 31, 2009 as compared to $3.13 million for the comparable three months ended March 31, 2008.  Same store sales for the three months ended March 31, 2009 experienced an overall increase of 1.2% for Company-operated restaurants.  Franchise revenues decreased 8.8% to $957,000 for the three months ended March 31, 2009 as compared to $1.05 million for the comparable three months ended March 31, 2008.  The decrease is attributable to fewer franchised units in the system at March 31, 2009 as compared to March 31, 2008.  Same store sales for franchised units for the three months ended March 31, 2009 experienced an overall decrease of 3.3%.

Costs and Expenses —restaurant and franchise operations

Cost of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $70,000 (3.0%) to $2.38 million for the three months ended March 31, 2009 from $2.31 million for the three months ended March 31, 2008.  These costs for the three month period as a percentage of Company-operated restaurants revenue were 75.3% and 73.9% for the three months ended March 31, 2009 and 2008, respectively.  The increase in the costs was largely attributable to increased costs in commodities during the first quarter of 2009.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $17,000 (3.0%) for the three months ended March 31, 2009 versus the prior year’s comparable period. These costs for the three month period decreased as a percentage of Company-operated restaurant revenues from 17.9% in 2008 to 17.2% in 2009.  The decrease for the three months ended March 31, 2009 was largely attributable to control of certain expense items to combat the increase in commodities.

Cost of franchise operations direct support expense increased by $5,000 (6.4%) for the three months ended March 31, 2009 versus the prior year’s comparable period.  The decrease was largely attributable to targeted expense reductions for 2009.

Subleased properties include net costs associated with subleasing former Company-operated restaurants and maintenance of vacant premises.  These expenses increased by $27,000 (100%) for the three months ended March 31, 2009 versus the prior year’s comparable period.  All sublease arrangements expired during the fourth quarter of 2008 and no further sublease expenses are anticipated.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarters activities.  These expenses increased by $5,000 (0.5%) for the three months ended March 31, 2009 versus the prior year’s comparable period.  A one time legal expense of $25,000 was incurred during 2009 for a settlement and release of a company store lease termination and subsequent renegotiation of lease terms.  Taken that into consideration, unallocated corporate expenses actually were running below the previous period due to targeted expense reductions for 2009.

Depreciation and amortization expense for 2009 was $98,000 compared to $265,000 for 2008.  The variance of $167,000 is largely attributable to franchise royalty contracts being fully amortized as of December 31, 2008.

Legal fees associated with lawsuit decreased by $111,000 for the three months ended March 31, 2009 versus the prior year’s comparable period due to decreased legal fees associated with the trial and appeal of the Company’s lawsuit in Little Rock, Arkansas.  (See Note 11 to the consolidated financial statements).

Equity in income of Joint Venture

Equity in income of joint venture increased $10,200 for the three months ended March 31, 2009, versus the prior year’s comparable period, due to better operating performance of the restaurant during 2009.  (See Note 12)

Income (Loss) from Investment Activities

Investment activities include investment advisory fee income of $102,000 for the three months ended March 31, 2009 and $0 for 2008; net realized gains (losses) on sales of marketable securities of $318,000 and ($41,000) for the three months ended March 31, 2009 and 2008, respectively, and net unrealized gains (losses) on marketable securities held by the limited partnerships, Western Acquisitions, L.P. and Mustang Capital Advisors, L.P., of $1.42 million and ($4.2) million for the three months ended March 31, 2009 and 2008, respectively.  Amortization expense associated with investment activities of $28,000, and a purchase obligation adjustment of $201,000 were recorded in the three months ended March 31, 2009, with no such adjustments in the same period of 2008. Expenses associated with investment activities were $119,000 and $500,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in expenses for 2009 versus the prior year’s comparable period is attributable to expenses in 2008 associated with the Steak n Shake proxy contest, the ITEX tender offer, and other investment related activities.  There were no management fees charged or collected from outside investors by Western Acquisitions LP in 2009 or 2008.  Future management fees for Western Acquisitions LP will depend on portfolio performance.

Other Income (Expense)

Interest expense decreased $22,800 for the three months ended March 31, 2009 over the comparable period in 2008 due to lower debt outstanding.  Interest income fluctuates according to the levels of available cash balances.

Other income decreased by $600 for the three months ended March 31, 2009 over the comparable period in 2008.

Income tax expense (benefit) is directly affected by the levels of pretax income (loss) and the valuation allowance established on deferred tax assets. The Company’s effective tax rate was 13.2% and (3.8%) % for the three months ended March 31, 2009 and 2008, respectively.  The provision for deferred income taxes for the three months ended March 31, 2009 and 2008 includes an increase (decrease)  for the valuation allowance of ($573,000) and $1,313,000, respectively, which impacted the Company’s effective tax rate for the quarters.

Cash and Cash Equivalents

As of March 31, 2009, the Company had $528,000 of cash and cash equivalents which is comparable to $331,000 as of December 31, 2008.

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

Operating Activities and Cash Flows

The Company provided (used) approximately $239,000 and ($1.1) million in operating cash flows for the three months ended March 31, 2009 and 2008, respectively, with the significant variance in investment activities.  The Company’s primary source of operating cash flows is the operating profits generated from restaurant and franchise activities.  Adjustments to reconcile net income (loss) to net cash provided by restaurant and franchise activities were approximately $149,000 and $265,000 for the three months ended March 31, 2009 and 2008, respectively.  Adjustments to reconcile net income (loss) to net cash provided by (used in) investment activities were approximately ($1.9) million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively.

Investing Activities

During the three months ended March 31, 2009 and 2008, the Company spent $4,600 and $5,000 on capital expenditures on Company restaurants.

Financing Activities

The Company made scheduled payments on long-term debt of $291,000 and $43,000 for the three months ended March 31, 2009 and 2008, respectively, and paid down $2 million on line of credit borrowings during 2008.  Also, the Company received proceeds from line of credit of $350,000 and from issuance of long-term debt of $2.6 million for the three months ended March 31, 2009 and 2008, respectively.  Also included in financing activities are $97,000 in distributions to noncontrolling interests in 2009 and $540,000 in capital contributions from noncontrolling interests in 2008.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews its available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of March 31, 2009:

	Payment due by period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Totals
Long-term debt	$2,839,688	$92,170	$134,189	$148,342	$52,576	—	$3,266,965
Operating leases	501,190	639,880	367,611	399,171	405,086	766,908	3,079,846
Interest expense (1)	83,007	40,459	27,655	13,501	1,101		165,723
Tax obligations (2)	9,872	—	—	—	—	—	9,872
Other long-term liabilities (3)	—	—	—	—	—	382,462	382,462
Totals	$3,433,757	$772,509	$529,455	$561,014	$458,763	$1,149,370	$6,904,868

(1)         Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.  Interest on the Company’s variable rate debt is based on the interest rate in effect at March 31, 2009.

(2)         Reflects recognized liabilities for uncertain tax positions under the provision FIN 48.  (See Note 7)

(3)         Reflects the cash portion of the Company’s purchase obligation to purchase the ownership percentage of the minority interest holder of Mustang Capital Advisors, LP.

CRITICAL ACCOUNTING ESTIMATES

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

Long-lived Assets, Franchise Royalty Contracts and Goodwill

The Company views the determination of the carrying value of long-lived assets, franchise royalty contracts, goodwill, investment management contracts and limited partnership agreements as critical accounting estimates since it must evaluate the estimated economic useful life in order to properly depreciate or amortize the long-lived assets, franchise royalty contracts, and investment management contracts and limited partnership agreements and because it must consider if the value of any of the long-lived assets have been impaired, requiring adjustments to the carrying value.  Goodwill is not subject to amortization but is subject to at least an annual impairment test to determine if the carrying amount exceeds its fair value.

Economic useful life is the duration of time the asset is expected to be productively employed, which may be less than its physical life.  The estimated economic useful lives of long-lived assets are monitored to determine if they continue to be appropriate in light of changes in business circumstances.

The Company must also consider whether long-lived assets (including property and equipment and intangible assets) have been impaired to the extent that we must recognize a loss on such impairment, including goodwill impairment. The Company evaluates its long-lived assets for impairment at the restaurant, franchise and investment company levels on an annual basis or whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of each level of assets based on the operating cash flows of the restaurant, franchise and investment operations and our plans for each restaurant unit, franchisee contract, or investments. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in the Company’s assessment. In performing our assessment, the Company must make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, the Company writes the assets down to their fair value. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter of each year, or more frequently if an event occurs that triggers an interim impairment test.  The Company determines the fair values of our reporting units using the discounted cash flow method.  This method uses projections of cash flows from each of the reporting units.  Several of the key assumptions in estimating future cash flows include periods of operations, projections of operating profits, and weighted average cost of capital.  These assumptions are derived from the Company’s internal budgets and consideration of available market data.  The factors which contribute the greatest variability in our estimates of fair values are the weighted average cost of capital and estimates of future operating profits.

Purchase Obligation

In connection with our acquisition of a controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, the Company is obligated to purchase the minority interest holders ownership percentage upon the occurrence of certain events.  The purchase obligation will ultimately be settled in cash and shares of the Company’s common stock.  The Company is accounting for this purchase obligation pursuant to Statement of Financial Accounting Standards No. 150 (As Amended) - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  The resulting liability is reported in other long-term liabilities on the accompanying financial statements.

Commitments and Contingencies

The Company views accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred.  Actual results could differ from the expected results determined based on such estimates.

Income Taxes

The Company records valuation allowances against deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. The Company assesses the likelihood that deferred tax assets in each of the jurisdictions in which it operates will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that the Company deems likely not to be realized.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2009, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities, interest rates related to certain debt obligations, and commodity risks.

Market Price Risk

The Company’s marketable securities are currently concentrated in a few investments. A change in market prices exposes the Company to market risk related to the investments in marketable securities.  As of March 31, 2009, the Company held $19 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in $1.9 million of unrealized losses and a corresponding decline in their fair values at March 31, 2009.  This hypothetical decline would not affect the Company’s cash flows unless the securities were disposed of.

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

Item 4T.  Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended),  the Company’s  Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of March 31, 2009.  There have been no changes in its internal control over financial reporting that occurred during the current quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 6.    Exhibits:

See Exhibit Index on page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

	By:	/s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date: May 6, 2009

EXHIBIT INDEX

10.1.4	Employment Agreement of Robert Moore

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.