Form 10-Q
period 2009-06-30
WESTERN SIZZLIN CORP
filed 2009-08-11
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 001-13650

Western Sizzlin Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0723400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Albemarle Ave SE, Roanoke, Virginia	24013
(Address of principal executive offices)	(Zip Code)

(540) 345-3195
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of August 11, 2009, there were 2,831,884 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Six Months Ended June 30, 2009

PART I. FINANCIAL INFORMATION
WESTERN SIZZLIN CORPORATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,247,670	$330,998
Money market investments	2,998,881	3,735,821
Trade accounts receivable, net of allowance for doubtful accounts of $412,161 in 2009 and $339,752 in 2008	1,016,879	1,064,389
Current installments of notes receivable, less allowance for impaired notes of $62,926 in 2009 and 2008	247,066	198,912
Other receivables	72,762	78,982
Income taxes receivable	81,429	98,362
Inventories	86,056	59,126
Prepaid expenses	210,281	133,785
Deferred income taxes	442,379	494,926
Total current assets	6,403,403	6,195,301
Notes receivable, less allowance for impaired notes receivable of $6,980 in 2009 and 2008, excluding current installments	381,031	449,990
Property and equipment, net	1,312,940	1,500,149
Investment in real estate	3,745,152	3,745,152
Investments in marketable securities	22,905,910	16,708,479
Intangible assets, net of accumulated amortization of $135,279 in 2009 and $73,762 in 2008	1,284,721	1,346,238
Goodwill	4,995,262	4,995,262
Financing costs, net of accumulated amortization of $195,306 in 2009 and $194,639 in 2008	4,904	5,572
Investment in unconsolidated joint venture	273,847	304,695
Deferred income taxes	357,999	665,805
Other assets	34,853	36,180
	$41,700,022	$35,952,823
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable — line of credit	$300,000	$—
Current installments of long-term debt	2,492,547	373,925
Accounts payable	657,478	812,839
Accrued expenses and other	1,380,120	1,423,092
Total current liabilities	4,830,145	2,609,856

Long-term debt, excluding current installments	397,324	2,833,587
Other long-term liabilities	1,182,780	1,208,147
	6,410,249	6,651,590

Redeemable noncontrolling interests	12,605,961	11,288,681

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, series A, $10 par value (involuntary liquidation preference of $10 per share). Authorized 25,000 shares; none issued and outstanding	—	—
Convertible preferred stock, series B, $1 par value (involuntary liquidation preference of $1 per share). Authorized 875,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 10,000,000 shares; issued and outstanding 2,831,884 in 2009 and 2008	28,320	28,320
Treasury stock, at cost, 9,099 shares in 2009 and 2008	(90,583)	(90,583)
Additional paid-in capital	22,235,872	22,235,872
Retained earnings (accumulated deficit)	848,470	(3,376,054)
Accumulated other comprehensive loss — unrealized holding losses	(338,267)	(785,003)
Total stockholders’ equity	22,683,812	18,012,552
	$41,700,022	$35,952,823

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Company-operated restaurants	$3,551,693	$3,490,292	$6,714,120	$6,616,402
Franchise operations	894,610	1,071,936	1,851,758	2,121,077

Total revenues	4,446,303	4,562,228	8,565,878	8,737,479

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	2,551,604	2,491,597	4,932,492	4,802,485
Restaurant occupancy and other	590,697	573,873	1,133,468	1,133,811
Franchise operations — direct support	199,161	309,386	484,343	613,921
Subleased restaurant property expenses	—	37,188	—	64,491
Corporate expenses	361,253	431,445	850,219	915,695
Depreciation and amortization expense	95,437	263,613	193,148	528,615
Corporate litigation fees and expenses	3,768	20,980	30,188	158,764
Total costs and expenses — restaurant and franchise operations	3,801,920	4,128,082	7,623,858	8,217,782

Equity in income of joint venture	82,989	61,335	139,153	107,327
Income from restaurant and franchise operations	727,372	495,481	1,081,173	627,024

Investment advisory fee income	83,304	—	185,110	—
Net realized gains (losses) on sales of marketable securities	217,894	754	535,522	(39,852)
Net unrealized gains (losses) on marketable securities held by limited partnerships	2,031,243	(2,280,461)	3,448,921	(6,443,124)
Amortization expense – investment activities	(33,811)	—	(61,517)	—
Expenses of investment activities, including interest of $16,042 and $29,879 for the three month periods and $32,566 and $53,686 for the six month periods ended June 30, 2009 and 2008, respectively	(144,180)	(468,406)	(263,539)	(968,673)
Purchase obligation adjustment	(193,346)	—	7,643	—
Income (loss) from investment activities	1,961,104	(2,748,113)	3,852,140	(7,451,649)

Other income (expense):
Interest expense	(15,780)	(15,748)	(31,466)	(54,195)
Interest income	37,493	11,503	71,211	32,367
Other, net	29,107	(410)	29,148	192
Total other income (expense), net	50,820	(4,655)	68,893	(21,636)

Income (loss) before income tax expense (benefit)	2,739,296	(2,257,287)	5,002,206	(6,846,261)

Income tax expense (benefit):
Current	11,321	18,815	23,214	14,621
Deferred	70,086	39,436	360,352	(103,035)
Total income tax expense (benefit)	81,407	58,351	383,566	(88,414)
Net income (loss)	2,657,889	(2,315,638)	4,618,640	(6,757,847)
(Income) losses attributable to redeemable noncontrolling interests	(726,422)	359,614	(394,116)	950,828
Net income (loss) attributable to Western Sizzlin Corporation	$1,931,467	$(1,956,024)	$4,224,524	$(5,807,019)

Earnings (loss) per share (basic and diluted):
Net income (loss) attributable to Western Sizzlin Corporation – basic	$.68	$(.72)	$1.49	$(2.14)
Net income (loss) attributable to Western Sizzlin Corporation - diluted	$.68	$(.72)	$1.49	$(2.14)
See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2009
(Unaudited)

	Common stock		Treasury stock		Additional Paid-	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Dollars	Shares	Dollars	in Capital	Deficit)	Income (Loss)	Total
Balances, December 31, 2008	2,831,884	$28,320	9,099	$(90,583)	$22,235,872	$(3,376,054)	$(785,003)	$18,012,552

Net income attributable to Western Sizzlin Corporation	—	—	—	—	—	4,224,524	—	4,224,524
Change in unrealized holding gains (losses)	—	—	—	—	—	—	446,736	446,736
Comprehensive income								4,671,260
Balances, June 30, 2009	2,831,884	$28,320	9,099	$(90,583)	$22,235,872	$848,470	$(338,267)	$22,683,812

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	June 30
	2009	2008
Cash flows from operating activities:

Net income (loss)	$4,224,524	$(5,807,019)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Restaurant and franchise activities:
Depreciation and amortization of property and equipment	191,790	211,637
Amortization of franchise royalty contracts and other assets	—	315,148
Amortization of finance costs	668	1,828
Provision for doubtful accounts	78,000	60,580
Equity in income of unconsolidated joint venture, net of distributions of $170,000 in 2009 and $80,000 in 2008	30,848	(27,326)
Provision for deferred income taxes (benefit)	460,615	(170,778)
(Increase) decrease in current assets and other assets	(88,631)	86,435
Increase (decrease) in current liabilities and other liabilities	(195,902)	217,387
	477,388	694,911
Investment activities:
Change in money market investments	736,940	—
Realized (gains) losses on sales of marketable securities, net	(535,522)	39,852
Unrealized (gains) losses on marketable securities, net	(3,448,921)	6,443,124
Minority interest in net profit (loss) of limited partnership	394,116	(950,828)
Amortization expense of investment management customer relationships	61,517	—
Proceeds from sales of marketable securities	4,898,428	91,979
Purchases of marketable securities	(6,664,680)	(1,389,438)
Decrease in due to broker	—	(341,654)
Change in purchase obligation	(7,643)	—
Provision for deferred income taxes	(100,262)	67,743
Decrease in current liabilities	—	(97,498)
	(4,666,027)	3,863,280
Net cash provided by (used in) operating activities	35,885	(1,248,828)

Cash flows from investing activities:
Additions to property and equipment	(4,581)	(12,074)
Net cash used in investing activities	(4,581)	(12,074)

Cash flows from financing activities:
Cash received from exercise of stock options	—	59,057
Proceeds from issuance of long-term debt	—	2,641,220
Payments on long-term debt	(317,641)	(67,822)
Proceeds from (payments on) line of credit borrowings, net	300,000	(2,000,000)
Capital contributions from noncontrolling interests in limited partnerships, net	903,009	540,000

Net cash provided by financing activities	885,368	1,172,455
Net increase (decrease) in cash and cash equivalents	916,672	(88,447)

Cash and cash equivalents at beginning of the period	330,998	727,378
Cash and cash equivalents at end of the period	$1,247,670	$638,931

Supplemental disclosure of cash flow information:
Cash payments for interest	$64,393	$108,448
Income taxes paid, net of refunds	$6,281	$32,946
Non-cash investing and financing activities:
Gross unrealized (gains) losses from marketable equity securities	$446,736	$(315,247)
Issuance of common stock for marketable securities	$—	$800,744
See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

(1)	Introduction and Basis of Presentation

Western Sizzlin Corporation is a holding company which owns a number of subsidiaries, with its primary business activities conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc, which franchise and operate restaurants. Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, it has recently made selective investments in other companies. At June 30, 2009, the Company had 99 franchised, 5 Company-operated and 1 joint venture restaurants operating in 19 states.

The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, The Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., Western Properties, Inc., a majority-owned limited partnership, Western Acquisitions, L.P., a solely-owned limited partnership, Western Real Estate, L.P., Western Mustang Holdings, L.L.C., a majority-owned limited liability company, Mustang Capital Management, L.L.C., a majority-owned limited partnership, Mustang Capital Advisors, L.P., and two limited partnerships, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(2)	Summary of Significant Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. The Company applied the provisions of FSP FAS 157-2, Effective Date of FASB Statement 157, which deferred the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 28, 2008. The nonfinancial assets for which we deferred adoption include goodwill and long-lived assets. The Company adopted SFAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis in the first quarter of 2009. As of June 30, 2009, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”), and Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards significantly change the accounting for and reporting for business combinations and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are effective for the first fiscal period beginning on or after December 15, 2008.  Accordingly, the Company adopted SFAS 141(R) and SFAS 160 in the first quarter of 2009. SFAS 141R will impact the Company if it completes an acquisition or obtains additional minority interests after the effective date. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this statement requires that the consolidated net income (loss) attributable to the parent and the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of operations. The redeemable noncontrolling interests reported in the consolidated balance sheet represent limited partner ownership in investment fund subsidiaries consolidated into the Company’s financial statements. The limited partnership agreements of these funds contain certain redemption features that are not solely within control of the Company. As such, in accordance with EITF Topic No. D-98, the redeemable noncontrolling interests are classified outside of stockholders’ equity in the accompanying consolidated balance sheets. Certain reclassifications resulting from the adoption of SFAS 160 and EITF Topic No. D-98 have been made to the 2008 amounts to conform to the current year’s presentation.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  The Company adopted FSP 142-3 in the first quarter of 2009 but the adoption did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company adopted FSP FAS 157-4 in the second quarter of 2009 but the adoption did not impact the determination of fair value or reporting of its financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this new FSP in the second quarter of 2009. It did not have a significant impact on the determination or reporting of its financial results but did result in additional disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require an entity to provide interim disclosure about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this new FSP in the second quarter of 2009. (See Note 11)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted the provisions of SFAS No. 165 in the second quarter of 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements and related disclosures.

(3)	Investments in Marketable Securities

Investment and capital allocation decisions of Western Sizzlin Corporation and Western Acquisitions, LP are made by Mr. Sardar Biglari, the Company’s Chairman and Chief Executive Officer, under limited authority delegated by the Board of Directors for Western Sizzlin Corporation, and the management of Western Acquisitions, LP. The delegated authority includes the authority to borrow funds in connection with making investments in marketable securities or derivative securities, subject to Board reporting requirements and various limitations. As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million. The Company has a margin securities account with a brokerage firm. The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately .75% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by the brokerage firm, in its discretion, from time to time. The margin loan balances at June 30, 2009 and 2008 were $0. The collateral securing the margin loans are the Company’s holdings in marketable securities. The minimum and maximum amount of any particular margin may be established by the brokerage firm, in its discretion, regardless of the amount of collateral delivered to the brokerage firm, and the brokerage firm may change such minimum and maximum amounts from time to time.

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

Marketable equity securities held by Western Sizzlin Corporation (the holding company) are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income (loss). Substantially all of the marketable securities held by Western Sizzlin Corporation have been in a continuous loss position for less than twelve months as of June 30, 2009.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation (the holding company) as of June 30, 2009 and December 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Itex Corporation	$1,487,631	$—	$(328,774)	$1,158,857
Other	25,096	—	(9,493)	15,603
	$1,512,727	$—	$(338,267)	$1,174,460
December 31, 2008
Itex Corporation	$1,487,631	$—	$(771,867)	$715,764
Other	25,093	—	(13,136)	11,957
	$1,512,724	$—	$(785,003)	$727,721

There were no realized gains or losses from marketable equity securities held by Western Sizzlin Corporation (the holding company) for the three or six months ended June 30, 2009 or 2008.

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable equity security with an unrealized loss has suffered other-than-temporary impairment, pursuant to FSP FAS 115-2 and FAS 124-2.    Western Sizzlin Corporation’s (the holding company) investments in Itex Corporation account for substantially all of its unrealized losses at June 30, 2009 and December 31, 2008.  Unrealized losses on the investments in Itex Corporation did not occur until August 2008. In management’s judgment, the future earnings potential and underlying business economics is favorable and the Company intends to hold this position for the long term.

•	Marketable Securities held by Western Acquisitions, LP

Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary, serves as the general partner of Western Acquisitions, LP, a Delaware limited partnership that operates as a private investment fund. Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund. Cash contributions from outside investors of $0 and $540,000 for the six months ended June 30, 2009 and 2008, respectively, were made to the limited partnership.

As of June 30, 2009 and December 31, 2008, Western Investments, Inc. owned 85.1% of Western Acquisitions, LP.  As such, Western Acquisitions, LP has been consolidated into the accompanying financial statements with the 14.9% ownership by noncontrolling limited partners presented as redeemable noncontrolling interests on the accompanying consolidated balance sheets totaling $2,040,150 and $1,396,092 as of June 30, 2009 and December 31, 2008, respectively,  pursuant to EITF 04-05 – Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Limited Rights.

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

As of June 30, 2009, Western Acquisitions, LP owns a total of 1,553,545 shares of The Steak n Shake Company’s common stock.

Following is a summary of marketable equity securities held by Western Acquisitions, LP as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009		As of December 31, 2008
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$19,159,412	$13,577,983	$19,159,412	$9,243,593
Other	139,881	69,892	139,881	80,737

Total marketable equity securities	$19,299,293	$13,647,875	$19,299,293	$9,324,330

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Western Acquisitions, LP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gains.	$—	$754	$—	$—
Realized losses	—	—	—	(39,852)
Net realized gains (losses) on sales of marketable securities	$—	$754	$—	$(39,852)

Net unrealized gains (losses) on marketable securities	$1,827,287	$(2,280,461)	$4,323,545	$(6,443,124)

•	Marketable Securities held by Mustang Capital Advisors, LP

Western Mustang Holdings, LLC owns a 50.5% controlling interest in Mustang Capital Advisors, LP (“MCA”) and a 51% controlling interest in its general partner, Mustang Capital Management, LLC (“MCA”) as July 9, 2008.

MCM owns a 1% interest in, and serves as general partner of MCA.  MCA is a registered investment advisor and serves as the investment advisor to, and the general partner of, Mustang Capital Partners I, LP and Mustang Capital Partners II, LP (the "Funds”). The Funds are private investment funds organized for the purpose of trading and investing in securities.

As of June 30, 2009 and December 31, 2008, MCA ownership interest in the Funds was 4.4% and 5.0%, respectively, with the remaining interests in the Funds held by various limited partners who are unrelated to the Company.  The combined equity of the unrelated limited partners in the Funds totaled 95.6% and 95.0% of the net assets of the Funds as of June 30, 2009 and December 31, 2008, respectively.   As a result of the significant investments in the Funds by these limited partners, as well as the 49.5% non-controlling interest in MCA and the 49% non-controlling interest in MCM (which owns 1% of MCA), the Company owned approximately 2% of the combined net assets of the Funds as of June 30, 2009 and December 31, 2008.  However, through its majority interest in MCA, the General Partner of the Funds, the Company controls the investments and operations of the Funds.  As such, the balance sheets of the Funds and the results of their operations are included in the accompanying consolidated financial statements pursuant to EITF 04-05 – Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Limited Rights.

The assets of the Funds consist primarily of money market investments totaling $2,998,881 and $3,735,821 as of June 30, 2009 and December 31, 2008, respectively, (representing 100% of the amounts included in the Company's consolidated balance sheets under the line item “money market investments” as of each balance sheet date), and of marketable securities totaling $8,083,575 and $6,656,428 as of June 30, 2009 and December 31, 2008, respectively, (representing 35% and 40%, respectively, of the amounts included in the Company's consolidated balance sheets under the line item “investments in marketable securities” at each balance sheet date).

The combined equity of the unrelated limited partners in the Funds and the non-controlling interests in MCA and MCM totaled $10,565,811 and $9,892,589 as of June 30, 2009 and December 31, 2008, respectively, and is included in redeemable noncontrolling interests in the accompanying consolidated balance sheets.

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

Following is a summary of marketable equity securities held by Western Mustang Holdings, LLC as of June 30. 2009 and December 31, 2008:

	As of June 30, 2009		As of December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Total marketable equity securities	$9,017,035	$8,083,575	$6,621,658	$6,656,428

Net realized gains (losses) and net change in unrealized gains (losses) for the six months ended June 30, 2009, from marketable equity securities held by Mustang Capital Advisors, LP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gains	$289,195	$—	$646.273	$—
Realized losses	(71,301)	—	(110,751)	—
Net realized gains (losses) on sales of marketable securities	$217,894	$—	$535,522	$—

Net unrealized gains (losses) on marketable securities	$1,827,287	$—	$(874,624)	$—

(4)	Stock Options

The Company has two stock option plans: the 2005 Stock Option Plan and the 2004 Non-Employee Directors’ Stock Option Plan. The 1994 Incentive and Non-qualified Stock Option Plan were terminated in 2008 with the exercise of all outstanding options under this plan during year ended December 31, 2008. Under the 2005 and 2004 Plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant.

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

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows. SFAS No. 123R requires that such benefits be recognized as a financing cash flow. The benefits of tax deductions in excess of recognized stock compensation expense for the three and six months ended June 30, 2009 and 2008 were immaterial.

There were no options granted during the three or six months ended June 30, 2009 and 2008.

The following table summarizes stock options outstanding as of June 30, 2009, as well as activity during the six month period then ended:
	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2008	12,500	$7.25	1.83	$64,284
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Balance, June 30, 2009	12,500	$7.25	1.33	$62,534

All options outstanding at June 30, 2009 are fully vested and exercisable. At June 30, 2009, there were 40,000 shares available for future grants under the plans, however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.

(5)	Goodwill and Other Intangible Assets

The Company conforms to the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company is required to perform impairment tests each year at the end of the calendar year, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

Amortizing Intangible Assets

	As of June 30, 2009			As of December 31, 2008
	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Investment in management customer relationships	$1,420,000	10.5	$135,279	$1,420,000	10.5	$73,762
	$1,420,000	10.5	$135,279	$1,420,000	10.5	$73,762

In connection with the acquisition of Mustang Capital Advisors, L.P in 2008, the Company acquired certain customer related intangible assets. The value assigned to these intangible assets of $1,420,000 was determined based on the present value of the estimated cash flows to be generated by the assets.

Amortization expense for amortizing intangible assets for the three and six months ended June 30, 2009 was $33,811 and $61,517, respectively. Franchise royalty contracts, originally acquired in January 2004, were fully amortized as of December 31, 2008. The estimated annual amortization expense for the remaining amortizing intangible asset is $135,240 per year through 2018.

(6)           Debt

At June 30, 2009, there was $300,000 outstanding on a $2,000,000 line of credit with a bank.  The line is payable on demand, subject to annual renewal by the bank with a renewal at August 30, 2009, carries an interest rate of prime minus 0.50% (2.75% at June 30, 2009 and at December 31, 2008) and is collateralized by accounts receivable and the assignment of all franchise royalty contracts.

In 2008, the Company’s purchase of the investment in real estate was refinanced through the issuance of a note payable to a bank of $2,641,220, secured by the land held for investment.  Interest accrues on the unpaid principal balance at prime minus 0.5%, or 2.75% as of June 30, 2009.  The Company made one payment of principal of $264,122 on January 29, 2009, and all remaining principal and accrued interest is due on January 30, 2010.  Accordingly, the outstanding balance of this debt is classified as a current liability at June 30, 2009.

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

(7)           Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As of June 30, 2009, the Company has a recorded liability of $10,826, including interest of $5,510, for such uncertain tax positions.  The recorded liability was increased by $3,274 during the three months ended June 30, 2009.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of a valuation allowance of $1,048,000, $2,327,000 and $2,065,000 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively, related to the unrealized losses on marketable securities.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three months ended June 30, 2009
Net income — basic	$1,931,467	2,831,884	$.68
Net income — diluted	$1,931,467	2,835,085	$.68

Three months ended June 30, 2008
Net loss — basic	$(1,956,024)	2,730,236	$(.72)
Net loss — diluted	$(1,956,024)	2,730,236	$(.72)

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Six months ended June 30, 2009
Net income — basic	$4,224,524	2,831,884	$1.49
Net income — diluted	$4,224,524	2,837,388	$1.49

Six months ended June 30, 2008
Net loss — basic	$(5,807,019)	2,713,431	$(2.14)
Net loss — diluted	$(5,807,019)	2,713,431	$(2.14)

For the three and six months ended June 30, 2008, the Company excluded from the loss per share calculation all common stock equivalents because the effect on loss per share was anti-dilutive.

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

The following table summarizes reportable segment information:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008
Revenues from reportable segments:
Restaurants	$3,551,693	$3,490,292	$6,714,120	$6,616,402
Franchising	894,610	1,071,936	1,851,758	2,121,077
Total revenues	$4,446,303	$4,562,228	$8,565,878	$8,737,479
Depreciation and amortization:
Restaurants	$88,315	$97,750	$177,980	$197,107
Franchising	7,122	165,863	15,168	165,863
Total depreciation and amortization	$95,437	$263,613	$193,148	$528,615

Income from restaurant and franchise operations:
Restaurants and equity in joint venture	$404,066	$388,407	$609,333	$590,326
Franchising	688,327	596,687	1,352,247	1,175,648
Subleased properties expenses	—	(37,188)	—	(64,491)
Unallocated expenses	(3,768)	(20,980)	(30,188)	(158,764)
Corporate	(361,253)	(431,445)	(850,219)	(915,695)
Total income from restaurant and franchise operations:	$727,372	$495,481	$1,081,173	$627,024

Income (loss) from investment activities:
Investment advisory fee income	$83,304	$—	$185,110	$—
Net realized gains (losses) on sales of marketable securities	228,566	754	546,194	(39,852)
Net unrealized gains ( losses) on marketable securities held by limited partnership	2,020,571	(2,280,461)	3,438,249	(6,443,124)
Amortization expense – investment activities	(33,811)	—	(61,517)	—
Expenses of investment activities	(144,180)	(468,406)	(263,539)	(968,673)
Purchase obligation adjustment	(193,346)	—	7,643	—
Total income (loss) from investment activities	$1,961,104	$(2,748,113)	$3,852,140	$(7,451,649)

Interest Expense:
Restaurants	$15,780	$15,748	$31,466	$54,195
Total interest expense	$15,780	$15,748	$31,466	$54,195
Interest Income:
Corporate	$37,493	$11,503	$71,211	$32,367
Total interest income	$37,493	$11,503	$71,211	$32,367

	June 30,	December 31,
	2009	2008
Total assets:
Restaurants	$7,247,640	$6,523,219
Franchising	1,836,895	1,920,513
Corporate	1,522,676	1,203,830
Investment activities	31,092,811	26,305,261
Total assets	$41,700,022	$35,952,823

	June 30,	December 31,
	2009	2008
Total goodwill:
Restaurants	$3,539,057	$3,539,057
Franchising	771,143	771,143
Investment activities	685,062	685,062
Total goodwill	$4,995,262	$4,995,262

(10)	Fair Value Measurements

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

At June 30, 2009 and December 31, 2008, the Company’s investments in marketable securities are carried at fair value, based on quoted market prices, in the consolidated balance sheets and are classified within Level 1 of the fair value hierarchy, with the exception of $1.5 million that have been valued, in the absence of observable market prices, by Mustang Capital Advisors, LP.  The Funds investments in Level 1 securities are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the period.

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

The Company’s investments in marketable securities are measured at fair value on a recurring basis.  There have been no changes in inputs during the period ended June 30, 2009.

(11)	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties:

	June 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$1,247,670	$1,247,670	$330,998	$330,998
Money market investments	2,998,881	2,998,881	3,735,821	3,735,821
Trade-accounts receivable	1,016,879	1,016,879	1,064,389	1,064,389
Notes receivable	628,097	618,486	648,902	642,239
Other receivables	72,762	72,762	78,982	78,982
Investments in marketable securities	22,905,910	22,905,910	16,708,479	16,708,479

Financial liabilities:
Note payable - line of credit	300,000	283,019	—	—
Long-term debt	2,889,871	2,755,472	3,207,512	3,294,575
Accounts payable	657,478	657,478	812,839	812,839
Accrued expenses and other	1,380,120	1,380,120	1,423,092	1,423,092
Other liabilities	1,182,780	1,182,780	1,208,147	1,208,147

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash and cash equivalents, trade accounts receivable, other receivables, notes payable-line of credit, due to broker, accounts payable, accrued expenses and other liabilities: The carrying amounts approximate fair value because of the short maturity of those instruments.

    Notes receivable: The fair value is determined as the present value of expected future cash flows discounted at the interest rate which approximates the rate currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

    Long-term debt: The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates which approximate those currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

There were no changes to the methods or significant assumptions used to estimate fair values for the period ended June 30, 2009.

(12)           Commitments and Contingencies

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

The Company has a severance provision contained within the Employment Agreement with the President of one of its subsidiaries, Western Sizzlin Franchise Corporation. The agreement provides for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. Under the terms of the agreement, in the event of termination without cause, the executive will receive termination benefits on a graduated percentage of base salary and continuation of health and welfare benefits based on length of service.

In connection with the acquisition of controlling interests in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, the Company is obligated to purchase the noncontrolling interest holder’s ownership upon the occurrence of certain events.  The purchase obligation will ultimately be settled in cash and shares of the Company’s common stock.  The Company is accounting for this purchase obligation pursuant to Statement of Financial Accounting Standards No. 150 (As Amended) - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The resulting liability is reported in other long-term liabilities on the accompanying consolidated balance sheet.  The change in the purchase obligation liability for the second quarter of 2009 is an increase of $193,346.

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

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single ten year lease agreement.  The Company occupied these locations for a period of time, but before the end of the lease, subleased each of these premises to various operators.  The ten year lease agreement expired on June 30, 2006.   In the lawsuit the plaintiffs sought recovery of alleged damages for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  The case was tried to a 12 person jury in Little Rock, starting February 12, 2008.   The jury returned a verdict for the plaintiffs on February 20, 2008, in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment on the jury’s verdict in the case against the Company in the amount of $689,666 plus plaintiff’s legal costs.  On appeal by the Company, on May 14, 2009, the Arkansas Supreme Court reversed and remanded the case for a new trial.  On June 25, 2009, the Arkansas Supreme Court issued a per curiam order denying Parks Land Company’s petition for a rehearing.  As previously reported, the Company has accrued $900,000 related to this loss contingency. There has been no change in the Company’s loss contingency accrual of $900,000 since December 31, 2007.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(13)           Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income of the joint venture is reported in the accompanying statements of operations as equity in earnings of unconsolidated joint venture.

Financial Data

The following is selected financial information for the joint venture as of and for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations Data:
Total revenues	$1,354,894	$1,218,393	$2,622,966	$2,423,335
Cost of food	552,017	496,971	1,076,172	986,474
Payroll expense	360,131	347,202	708,949	700,542
Gross profit	442,746	374,220	837,845	763,319
Marketing and operating expense	55,291	43,283	101,366	91,051
General and administrative	120,200	112,424	255,426	224,092
Depreciation and amortization	51,320	50,549	102,530	100,919
Interest	49,958	53,282	100,218	107,364
Net income	165,977	122,667	278,305	214,653

	June 30, 2009	June 30, 2008
Balance Sheet Data:
Cash	$94,095	$193,635
Prepaid expenses	17,796	16,854
Inventory	19,310	20,421
Land, equipment and building improvements, net	3,466,480	3,657,761
Loan costs, net	9,658	11,183
Total assets	3,714,254	3,900,776
Loan payable	2,851,797	3,046,061
Accounts payable and accrued expenses	273,904	204,745
Members’ equity	487,694	604,644

(14)	Impact of Recently Issued Accounting Standards

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

In June 2009, the FASB issued FAS Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R), which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  SFAS No. 166 eliminates the qualifying special purpose entity (“QSPE”) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions.  SFAS No. 167 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. These statements require additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  The statements are effective January 1, 2010.  The Company is currently evaluating these new statements but does not believe that they will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   SFAS 168 will not have a material impact on our financial statements.

(15)	Subsequent Events

In accordance with the provisions of SFAS No. 165, the Company has evaluated subsequent events through August 11, 2009, which is the date these financial statements were issued.  All subsequent events requiring recognition as of June 30, 2009, have been incorporated into the consolidated financial statements presented herein.

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

Western Sizzlin Corporation is a holding company owning subsidiaries engaged in a number of diverse business activities.  The Company’s primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate 105 restaurants in 19 states, including five Company-owned, 99 franchise restaurants, and one joint venture restaurant.  The Company currently operates and/or franchises the following concepts:  Western Sizzlin, Western Sizzlin Wood Grill, Great American Steak & Buffet, and Quincy Steakhouses.

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

The Company seeks to invest, at the holding company and through subsidiaries, including Western Acquisitions, L.P., in stocks of businesses at prices below their intrinsic business value.  The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of these investments are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio.  A significant decline in the price of major investments may produce a large decrease in the Company’s net earnings and its stockholders’ equity (See Note 3 to the Company’s consolidated financial statements included in Item 1 of this report).

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

Results of Operations

Net income attributable to Western Sizzlin Corporation for the three and six months ended June 30, 2009 was $1,931,467 and $4,224,524 compared to net loss attributable to Western Sizzlin Corporation of ($1,956,024) and ($5,807,019) for the three and six months ended June 30, 2008.  The significant improvement was primarily attributable to targeted reduced expenses in restaurant and franchise operations and improvements in the performance of investment activities.  Income from investment activities that impacted net income (loss) attributable to Western Sizzlin Corporation, excluding income (losses) attributable to noncontrolling interests, for the three and six months ended June 30, 2009 was $1,234,682 and $3,458,024 compared to net loss from investment activities of ($2,388,499) and ($6,500,821) for the three and six months ended June 30, 2008.   This improvement in results of investment activities was largely due to recoveries in marketable securities over the prior period.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Company-operated restaurants	79.9%	76.5%	78.4%	75.7%
Franchise operations	20.1	23.5	21.6	24.3
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	57.4	54.6	57.6	55.0
Restaurant occupancy and other	13.3	12.6	13.2	13.0
Franchise operations — direct support	4.5	6.8	5.7	7.0
Subleased restaurant property expenses	—	.8	—	.7
Corporate expenses	8.1	9.4	9.9	10.5
Depreciation and amortization expense	2.1	5.8	2.3	6.1
Corporate litigation fees and expenses	.1	.5	.04	1.8
Total costs and expenses — restaurant and franchise operations	85.5	90.5	89.1	94.1

Equity in income of joint venture	1.9	1.3	1.6	1.2
Income from restaurant and franchise operations	16.4	10.8	12.5	7.1
Investment advisory fee income	1.9	—	2.2	—
Net unrealized gains (losses) on marketable securities held by limited partnerships	45.4	(50.0)	40.1	(73.7)
Net realized gains (losses) on sales of marketable securities	5.1	—	6.4	(.5)
Amortization expense – investment activities	(.8)	—	(.7)	—
Expense of investment activities	(3.2)	(10.3)	(3.1)	(11.1)
Purchase obligation adjustment	(4.3)	—	.1
Loss from investment activities	44.1	(60.3)	45.0	(85.3)
Other income (expense):
Interest expense	(.4)	(.3)	(.4)	(.6)
Interest income	.8	.3	.8	.4
Other, net	.7	—	.4	—
Total other income (expense), net	.11	—	.8	(.2)

Income (loss) before income tax (benefit)	61.6	(49.5)	58.3	(78.4)
Income tax expense (benefit):
Current	.3	.4	.3	.2
Deferred	1.6	.9	4.2	(1.2)
Total income tax expense (benefit)	1.8	1.3	4.5	(1.0)
Net income (loss)	59.8	(50.8)	53.8	(77.3)
(Income) losses attributable to redeemable noncontrolling interests	(16.3)	7.9	(4.6)	10.9
Net income (loss) attributable to Western Sizzlin Corporation	43.5	(42.9)	49.2	(66.4)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5	5	5
Opened	—	—	—	—
Closed	—	—	—	—
Franchised	—	—	—	—
End of period	5	5	5	5
Number of U.S. Franchised Restaurants:
Beginning of period	100	115	104	116
Opened	—	—	—	—
Closed	(1)	(4)	(5)	(5)
End of period	99	111	99	111
Number of Joint Venture Restaurants:
Beginning of period	1	1	1	1
Opened	—	—	—	—
Closed	—	—	—	—
End of period	1	1	1	1

Revenues

Total revenues decreased 2.5% to $4.45 million for the three months ended June 30, 2009 from $4.56 million for the three months ended June 30, 2008. Total revenues decreased 2.0% to $8.57 million for the six months ended June 30, 2009 from $8.74 million for the six months ended June 30, 2008.  The decreases in total revenues were due to the decreases in franchise revenues over the same periods, which were partially offset by increases in company operated restaurant revenues, as further described below.

Company-operated restaurant revenues increased 1.8% to $3.56 million for the three months ended June 30, 2009 as compared to $3.49 million for the three months ended June 30, 2008. Company-operated restaurant revenues increased 1.5% to $6.71 million for the six months ended June 30, 2009 as compared to $6.62 million for the six months ended June 30, 2008.

Franchise revenues decreased 16.5% to $895,000 for the three months ended June 30, 2009 as compared to $1.07 million for the three months ended June 30, 2008. Franchise revenues decreased 12.7% to $1.85 million for the six months ended June 30, 2009 as compared to $2.12 million for the six months ended June 30, 2008.  The overall decrease in franchise revenues is attributable to fewer franchised units in the system during the relevant periods in 2009 as compared to the relevant periods in 2008.  Same store sales at franchise operations for the three and six months ended June 30, 2009, experienced overall decreases of 4.41% and 3.92%, respectively, compared to the same periods in 2008.

Costs and Expenses —restaurant and franchise operations

Costs of Company-operated restaurants, consisting primarily of food, beverage, and labor costs increased $60,000 (2.4%) to $2.55 million for the three months ended June 30, 2009 from $2.49 million for the three months ended June 30, 2008.   These costs for the three month period as a percentage of Company-operated restaurants revenue were 71.8% and 71.4% for the three months ended June 30, 2009 and 2008, respectively.  Costs of Company-operated restaurants increased $130,000 (2.7%) to $4.93 million for the six months ended June 30, 2009 from $4.80 million for the six months ended June 30, 2008.   These costs for the six month period as a percentage of Company-operated restaurants revenue were 73.5% and 72.6% for the six months ended June 30, 2009 and 2008, respectively.  These costs have increased due to the rising costs of commodities.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, increased by $17,000 (2.9%) for the three months ended June 30, 2009 versus the prior year’s comparable period. These costs for the three month period increased as a percentage of Company-operated restaurant revenues from 16.4% in 2008 to 16.6% in 2009.  Restaurant occupancy and other remained relatively flat for the six months ended June 30, 2009 compared to the same period in 2008.  These costs for the six month period decreased slightly as a percentage of Company-operated restaurant revenues from 17.1% in 2008 to 16.9% in 2009.

Cost of franchise operations direct support expense decreased by $110,000 and $130,000 for the three and six months ended June 30, 2009 versus the prior years’ comparable periods.  The decreases were largely attributable to targeted expense reductions for 2009.

Subleased properties include net costs associated with subleasing former Company-operated restaurants and maintenance of vacant premises.  There were no such expenses for the three and six months ended June 30, 2009 and were $37,188 and $64,491 for the three and six months ended June 30, 2008.  Subleasing arrangements expired at the end of 2008.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses decreased by $70,000 and $65,000 for the three and six month periods ended June 30, 2009 versus the prior year’s comparable periods.  The decreases are a result of managing expenses at the corporate level. and targeted expense reductions for 2009.

Depreciation and amortization expense decreased $168,000 and $335,000 for the three and six months period ended June 30, 2009 versus the prior year’s comparable periods.  The variance is largely attributable to franchise royalty contracts being fully amortized as of December 31, 2008.

Corporate litigation fees decreased by $17,000 for the three months ended June 30, 2009 versus the prior year’s comparable period and decreased $129,000 for the six months ended June 30, 2009 versus the prior year’s comparable period.  These expenses relate to legal fees associated with the trial and appeal of the lawsuit involving the Company in Little Rock, Arkansas.  (See Note 12 to the Company’s consolidated financial statements included in Item 1 of this report).

Equity in income of Joint Venture

Equity in income of joint venture increased $22,000 for the three months ended June 30, 2009, versus the prior year’s comparable period  and increased $32,000 for the six months ended June 30, 2009, versus the prior year’s comparable period due to increased performance of the restaurant during the relevant periods in 2009.  (See Note 13 to the Company’s consolidated financial statements included in Item 1 of this report)

Income (Loss) from Investment Activities

Investment activities include investment advisory fee income of $83,000 and $185,000 for the three and six months ended June 30, 2009, respectively, and $0 for the comparable periods in 2008.  Net realized gains (losses) on sales of marketable securities were $218,000 and $536,000 for the three and six months ended June 20, 2009, respectively, and $750 and ($40,000) for the three and six months ended June 30, 2008.  Net unrealized gains (losses) on marketable securities held by the limited partnerships, Western Acquisitions, L.P. and Mustang Capital Advisors, L.P., were $2.0 million and $3.5 million for the three and six months ended June 30, 2009 and ($2.3 million) and ($6.4 million) for the three and six months ended June 30, 2008.   Amortization expense associated with investment activities of $34,000 and $ $62,000 were recorded in the three and six months ended June 30, 2009, respectively, and $0 for the comparable periods in 2008.  Purchase obligation adjustments of ($193,000) and $7,643 were recorded in the three and months ended June 30, 2009, respectively and $0 for the comparable periods in 2008. Expenses associated with investment activities were $144,000 and $264,000 for the three and six months ended June 30, 2009, respectively, and $468,000 and $969,000 for the three and six months ended June 30, 2008.  The decrease in expenses for the relevant periods in 2009 versus the prior year’s comparable period is attributable to expenses in 2008 associated with the Steak n Shake proxy contest, the ITEX tender offer, and other investment related activities.  There were no management fees charged or collected from outside investors by Western Acquisitions LP in first six months of 2009 or 2008.

Other Income (Expense)

Interest expense increased $30 and decreased $23,000 for the three and six months ended June 30, 2009 over the comparable period in 2008.    Interest income fluctuates according to the levels of available cash balances.

Other income increased by $30,000 both for the three and six months ended June 30, 2009 over the comparable periods in 2008.

Income tax expense is directly affected by the levels of pretax income and the valuation allowance established on deferred tax assets. The Company’s effective tax rate was 3.0% and 2.6% for the three months ended June 30, 2009 and 2008, respectively and 7.7% and (1.3%) for the six months ended June 30, 2009 and 2008, respectively.  The provisions for deferred income taxes for the three and six month periods ended June 30, 2009 includes provision decreases for the valuation allowance of $706,000 and $1,279,000, respectively, which decreased the Company’s effective tax rate for the periods.

Cash and Cash Equivalents

As of June 30, 2009, the Company had $1.25 million of cash and cash equivalents compared to $331,000 as of December 31, 2008.

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

As previously discussed in Note 3 to the Company’s consolidated financial statements included in Item 1 of this report, the Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to its Chairman, Sardar Biglari, subject to Board reporting requirements and various limitations that have been or may be from time to time adopted by the Board of Directors.  These investments may include significant and highly concentrated direct investments with respect to the equity securities of public companies.  Any such investments will involve risks, and stockholders should recognize that the Company’s balance sheet may change depending on the performance of investments.  Furthermore, such investments could be subject to volatility that may affect both the recorded value of the investments as well as the Company’s periodic earnings.

Operating Activities and Cash Flows

The Company provided approximately $36,000 and used $1.2 million in operating cash flows for the six months ended June 30, 2009 and 2008, respectively, including the purchase of marketable securities of $6.7 million and $1.4 million in the six months ended June 30, 2009 and 2008, respectively.  Proceeds from sales of marketable securities were $4.9 million and $92,000 for the six months ended June 30, 2009 and 2008, respectively. Net unrealized gains (losses) on marketable securities were $3.5 million and ($6.4 million) for the six months ended June 30, 2009 and 2008, respectively. Net realized gains (losses) were $536,000 and ($40,000) for the six months ended June 30, 2009 and 2008, respectively.  The Company’s primary source of operating cash flows is the operating profits generated from Company’s restaurant and franchise operations.  Adjustments to reconcile net income (loss) to net cash provided by restaurant and franchise activities were approximately $477,000 and $695,000 for the six months ended June 30, 2009 and 2008, respectively.  Adjustments to reconcile net income (loss) to net cash provided by (used in) investment activities were approximately ($4.6 million) and $3.9 million for the six months ended June 30, 2009 and 2008, respectively.

Investing Activities

During the six months ended June 30, 2009 and 2008, the Company spent $4,600 and $12,100 on capital expenditures on Company restaurants.

Financing Activities

The Company made scheduled payments on long-term debt of $318,000 and $68,000 for the six months ended June 30, 2009 and 2008, respectively.  During the first half of 2009, proceeds of $350,000 were received from borrowings on the line of credit and $50,000 of payments were made on the line of credit.  Also during the first half of 2009, net capital contributions were received from noncontrolling interests in limited partnerships of $903,000.  During the same period in 2008, $59,000 were received from the exercise of stock options, proceeds of $2.6 million were received from the issuance of a note payable, capital contributions of $540,000 were received from minority interests in the limited partnership, and payment of $2 million was made on the line of credit.

Certain notes payable require pre-payment premiums in certain circumstances.  In addition, certain notes payable contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain Company-operated restaurants that collateralize the notes payable. At June 30, 2009, the Company was in compliance with all covenants on the notes payable.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews its available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of June 30, 2009:

	Payment due by period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Totals
Long-term debt	$2,792,547	$62,214	$134,189	$148,342	$52,579	—	$2,889,871
Operating leases	331,734	639,880	367,611	399,171	405,086	766,908	2,910,390
Interest expense (1)	66,483	40,459	27,655	13,501	1,101		149,199
Tax obligations (2)	10,826	—	—	—	—	—	10,826
Other long-term liabilities (3)	—	—	—	—	—	308,397	308,397
Totals	$3,201,590	$742,553	$529,455	$561,014	$458,766	$1,075,305	$6,568,683

(1)
Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.  Interest on the Company’s variable rate debt is based on the interest rate in effect at June 30, 2009.

(2)	Reflects recognized liabilities for uncertain tax positions under the provision FIN 48. (See Note 7 to the Company’s consolidated financial statements included in Item 1 of this report)

(3)	Reflects the cash portion of the Company’s purchase obligation to purchase the ownership percentage of the minority interest holder of Mustang Capital Advisors, LP.

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

Investments

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income (loss).  Fair value is determined through the use of quoted market values on national exchanges.  On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable equity security with an unrealized loss has suffered other-than-temporary impairment, pursuant to FSP FAS 115-2 and FAS 124-2.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2009, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities, interest rates related to certain debt obligations, and commodity risks.

Market Price Risk

The Company’s marketable securities are currently concentrated in a few investments. A change in market prices exposes the Company to market risk related to the investments in marketable securities.  As of June 30, 2009, the Company held $23 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in $2.3 million of unrealized losses and a corresponding decline in their fair values at June 30, 2009.  This hypothetical decline would not affect the Company’s cash flows unless the securities were disposed of.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended),  the Company’s  Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in its internal control over financial reporting that occurred during the current quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In addition to those proceedings discussed in Note 12 to the Company’s consolidated financial statements included in Item 1 of this report, the Company is involved in various other claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of the management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Date: August 11, 2009