Form 10-Q
period 2009-09-30
WESTERN SIZZLIN CORP
filed 2009-11-12
CIK 930686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 12, 2009, there were 2,844,402 shares of common stock outstanding.

Western Sizzlin Corporation

Form 10-Q
Nine Months Ended September 30, 2009

PART I. FINANCIAL INFORMATION
WESTERN SIZZLIN CORPORATION

Item 1.  Fianancial Statements (Unaudited)
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,538,840	$330,998
Money market investments	2,176,728	3,735,821
Trade accounts receivable, net of allowance for doubtful accounts of $486,551 in 2009 and $339,752 in 2008	963,804	1,064,389
Current installments of notes receivable, less allowance for impaired notes of $62,926 in 2009 and 2008	250,731	198,912
Other receivables	68,792	78,982
Income taxes receivable	82,066	98,362
Inventories	69,327	59,126
Prepaid expenses	205,465	133,785
Deferred income taxes	380,959	494,926
Total current assets	5,736,712	6,195,301
Notes receivable, less allowance for impaired notes receivable of $6,980 in 2009 and 2008, excluding current installments	345,771	449,990
Property and equipment, net	1,220,565	1,500,149
Investment in real estate	3,745,152	3,745,152
Investments in marketable securities	1,156,553	727,721
Investments in marketable securities held by limited partnerships	28,538,208	15,980,758
Intangible assets, net of accumulated amortization of $169,089 in 2009 and $73,762 in 2008	1,250,911	1,346,238
Goodwill	4,995,262	4,995,262
Financing costs, net of accumulated amortization of $195,641 in 2009 and $194,639 in 2008	4,570	5,572
Investment in unconsolidated joint venture	294,156	304,695
Deferred income taxes	—	665,805
Other assets	39,469	36,180
	$47,327,329	$35,952,823
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable — line of credit	$100,000	$—
Current installments of long-term debt	2,495,478	373,925
Accounts payable	621,423	812,839
Accrued expenses and other	1,245,350	1,423,092
Total current liabilities	4,452,251	2,609,856

Long-term debt, excluding current installments	366,611	2,833,587
Other long-term liabilities	1,419,809	1,208,147
Deferred income taxes	123,924	—
	6,372,595	6,651,590

Redeemable noncontrolling interests	14,519,875	11,288,681

Stockholders’ Equity:
Common stock, $0.01 par value. Authorized 10,000,000 shares; issued and outstanding 2,840,384 in 2009 and 2,831,884 in 2008	28,405	28,320
Treasury stock, at cost, 9,099 shares in 2009 and 2008	(90,583)	(90,583)
Additional paid-in capital	22,296,562	22,235,872
Retained earnings (accumulated deficit)	4,426,932	(3,376,054)
Accumulated other comprehensive loss — unrealized holding losses	(226,457)	(785,003)
Total stockholders’ equity	26,434,859	18,012,552
	$47,327,329	$35,952,823

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Company-operated restaurants	$3,350,238	$3,434,035	$10,064,358	$10,050,437
Franchise operations	843,528	1,001,102	2,695,286	3,122,179
Total revenues	4,193,766	4,435,137	12,759,644	13,172,616

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	2,443,975	2,607,642	7,376,467	7,410,127
Restaurant occupancy and other	606,915	629,125	1,740,383	1,762,936
Franchise operations — direct support	211,898	309,570	696,241	923,491
Subleased restaurant property expenses	—	362,766	—	427,257
Corporate expenses	359,858	725,693	1,210,077	1,641,389
Depreciation and amortization expense	93,057	258,062	286,205	786,676
Corporate litigation fees and expenses	5,225	4,056	35,413	162,820
Total costs and expenses — restaurant and franchise operations	3,720,928	4,896,914	11,344,786	13,114,696

Equity in income of joint venture	80,309	43,258	219,462	150,585
Income from restaurant and franchise operations	553,147	(418,519)	1,634,320	208,505

Investment advisory fee income	101,600	124,024	286,710	124,024
Net realized gains (losses) on sales of marketable securities	588,293	24,122	1,123,815	(15,730)
Net unrealized gains (losses) on marketable securities held by limited partnerships	5,482,399	3,255,469	8,931,320	(3,187,655)
Amortization expense – investment operations	(33,810)	—	(95,327)	—
Reimbursements (expenses) of investment activities, including interest of $16,706 and $30,374 for the three month periods and $49,272 and $84,060 for the nine month periods ended September 30, 2009 and 2008, respectively	(212,008)	174,318	(475,547)	(794,355)
Purchase obligation adjustment	(253,416)	—	(245,773)	—
Income (loss) from investment operations	5,673,058	3,577,933	9,525,198	(3,873,716)

Other income (expense):
Interest expense	(14,100)	(15,827)	(45,566)	(70,022)
Interest income	32,491	69,801	103,702	102,168
Other, net	(478)	(74)	28,670	118
Total other income, net	17,913	53,900	86,806	32,264

Income (loss) before income tax expense (benefit)	6,244,118	3,213,314	11,246,324	(3,632,947)

Income tax expense (benefit):
Current	11,537	(19,877)	34,751	(5,256)
Deferred	673,062	(57,966)	1,033,414	(161,005)
Total income tax expense (benefit)	684,599	(77,843)	1,068,165	(166,261)
Net income (loss)	5,559,519	3,291,157	10,178,159	(3,466,686)
(Income) losses attributable to redeemable noncontrolling interests	(1,981,057)	(351,444)	(2,375,173)	599,384
Net income (loss) attributable to Western Sizzlin Corporation	$3,578,462	$2,939,713	$7,802,986	$(2,867,302)
Earnings (loss) per share (basic and diluted):
Net income (loss) attributable to Western Sizzlin Corporation – basic	$1.26	$1.04	$2.75	$(1.04)
Net income (loss) attributable to Western Sizzlin Corporation – diluted	$1.26	$1.04	$2.75	$(1.04)

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2009
(Unaudited)

	Common stock		Treasury stock		Additional Paid-	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Dollars	Shares	Dollars	in Capital	Deficit)	Income (Loss)	Total
Balances, December 31, 2008	2,831,884	$28,320	9,099	$(90,583)	$22,235,872	$(3,376,054)	$(785,003)	$18,012,552

Net income attributable to Western Sizzlin Corporation	—	—	—	—	—	7,802,986	—	7,802,986
Change in unrealized holding losses, net of tax benefit of $129,718	—	—	—	—	—	—	558,546	558,546
Comprehensive income
Stock options exercised	8,500	85	—	—	60,690	—	—	60,775
Balances, September 30, 2009	2,840,384	$28,405	9,099	$(90,583)	$22,296,562	$4,426,932	$(226,457)	$26,434,859

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$10,178,159	$(3,466,686)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Restaurant and franchise activities:
Depreciation and amortization of property and equipment	284,165	311,447
Amortization of franchise royalty contracts and other assets	—	472,722
Amortization of finance costs	1,002	2,507
Provision for doubtful accounts	153,000	90,580
Equity in income of unconsolidated joint venture, net of distributions of $230,000 in 2009 and $150,000 in 2008	10,539	(585)
Provision for deferred income taxes (benefit)	1,033,414	(206,303)
(Increase) decrease in current assets and other assets	(58,699)	138,866
Increase (decrease) in current liabilities and other liabilities	(359,485)	495,847
	1,063,936	1,305,081
Investment operations:
Change in money market investments	1,559,093	970,521
Realized (gains) losses on sales of marketable securities, net	(1,123,815)	15,730
Unrealized (gains) losses on marketable securities, net	(8,931,320)	3,187,655
Amortization expense of investment management customer relationships	95,327	—
Proceeds from sales of marketable securities held by limited partnerships	8,314,505	4,293,837
Purchases of marketable securities	(10,816,824)	(5,943,630)
Decrease in due to broker	—	(290,411)
Change in purchase obligation	245,773	(18,275)
Provision for deferred income taxes	—	45,298
Decrease in current liabilities	—	(128,807)
	(10,657,261)	2,131,918
Net cash provided by (used in) operating activities	584,834	(29,687)
Cash flows from investing activities:
Additions to property and equipment	(4,581)	(22,505)
Purchases of marketable securities	—	(803,314)
Purchase of Mustang Capital Advisors, LP, net of cash acquired of $10,219	—	(379,872)
Net cash used in investing activities	(4,581)	(1,205,691)

Cash flows from financing activities:
Cash received from exercise of stock options	60,775	165,148
Proceeds from issuance of long-term debt	—	2,641,220
Payments on long-term debt	(345,423)	(92,954)
Proceeds from (payments on) line of credit borrowings, net	100,000	(2,000,000)
Capital contributions from noncontrolling interests in limited partnerships, net	812,237	540,000

Net cash provided by financing activities	627,589	1,253,414
Net increase in cash and cash equivalents	1,207,842	18,036

Cash and cash equivalents at beginning of the period	330,998	727,378
Cash and cash equivalents at end of the period	$1,538,840	$745,414

Supplemental disclosure of cash flow information:
Cash payments for interest	$95,433	$154,848
Income taxes paid, net of refunds	$19,884	$27,508
Non-cash investing and financing activities:
Gross unrealized (gains) losses from marketable equity securities	$428,828	$—
Issuance of common stock for marketable securities	$—	$800,744
Issuance of common stock for ownership interest in Mustang Capital Advisors, LP	$—	$855,548

See accompanying notes to consolidated financial statements.

WESTERN SIZZLIN CORPORATION

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(1)	Introduction and Basis of Presentation

Western Sizzlin Corporation is a holding company which owns a number of subsidiaries, with its primary business activities conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc, which franchise and operate restaurants. Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, it has recently made selective investments in other companies. At September 30, 2009, the Company had 96 franchised, 5 Company-operated and 1 joint venture restaurants operating in 19 states.

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

(2)	Summary of Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“FASB ASC”) (formerly SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162).  The codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become nonauthoritative.  The codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company for the periods ended September 30, 2009.   The codification did not have a material impact on the consolidated financial statements.

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820, (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements) for financial assets and liabilities.   FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC 820 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FASB ASC 820 does not require any new fair value measurements. In the first quarter of 2009, using the transition provision contained in FASB ASC 820-10, (formerly FSP FAS 157-2, Effective Date of FASB Statement 157) the Company adopted the guidance in FASB ASC 820 for its nonfinancial assets and liabilities that are measured on a non-recurring basis. The nonfinancial assets for which the Company deferred adoption include goodwill and long-lived assets. As of September 30, 2009, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

In the first quarter of 2009, the Company adopted FASB ASC 805-10 and FASB ASC 810-10-65 (formerly Statement of Financial Accounting Standards No. 141(R), Business Combinations, and Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51).  FASB ASC 805-10 and FASB ASC 810-10-65 significantly changed the accounting for and reporting for business combinations and noncontrolling (minority) interests in consolidated financial statements. FASB ASC 805-10 and FASB ASC 810-10-65 were effective for the first fiscal period beginning on or after December 15, 2008.  FASB ASC 805-10 will impact the Company if it completes an acquisition or obtains additional minority interests after the effective date. FASB ASC 810-10-65 amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this statement requires that the consolidated net income (loss) attributable to the parent and the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of operations. The redeemable noncontrolling interests reported in the consolidated balance sheet represent limited partner ownership in investment fund subsidiaries consolidated into the Company’s financial statements. The limited partnership agreements of these funds contain certain redemption features that are not solely within control of the Company. As such, in accordance with FASB ASC 480-10 (formerly EITF Topic No. D-98), the redeemable noncontrolling interests are classified outside of stockholders’ equity in the accompanying consolidated balance sheets. Certain reclassifications resulting from the adoption of FASB ASC 810-10-65 and FASB ASC 480-10 have been made to the 2008 amounts to conform to the current year’s presentation.

In the first quarter of 2009, the Company adopted FASB ASC 815-10-65 (formerly Statement of Financial Account Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133). FASB ASC 815-10-65 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FASB ASC 815-10-65 was effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815-10-65 did not impact the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB ASC 350-30 and FASB ASC 275-10-50 (formerly FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets).  FASB ASC 350-30 and FASB ASC 275-10-50 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures.  The adoption of FASB ASC 350-30 and FASB ASC 275-10-50 did not impact the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted FASB ASC 820-10-65 (formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). FASB ASC 820-10-65 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. The adoption of FASB ASC 820-10-65 did not impact the determination of fair value or reporting of its financial results.

In the second quarter of 2009, the Company adopted FASB ASC 320-10-65 (formerly FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This FASB ASC amends previously issued guidance to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. FASB ASC 320-10-65 replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. FASB ASC 320-10-65 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although FASB ASC 320-10-65 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FASB ASC 320-10-65 was effective for interim and annual periods ending after June 15, 2009.  The adoption of FASB ASC 320-10-65 did not have a significant impact on the determination or reporting of its financial results but did result in additional disclosures.

In the second quarter of 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (See Note 11).  FASB ASC 825-10-65 required an entity to provide interim disclosure about the fair value of all financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  FASB ASC 825-10-65 was effective for interim and annual periods ending after June 15, 2009.

In the second quarter of 2009, the Company adopted the provisions of FASB ASC 855-10, (formerly SFAS No. 165, Subsequent Events). FASB ASC 855-10 requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated.  FASB ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of FASB ASC 855-10 did not have a material effect on the Company’s financial statements and related disclosures.

(3)	Investments in Marketable Securities

Investment and capital allocation decisions of Western Sizzlin Corporation and Western Acquisitions, LP are made by Mr. Sardar Biglari, the Company’s Chairman and Chief Executive Officer.  For investment decisions for Western Sizzlin Corporation the Board of Directors for Western Sizzlin Corporation has delegated limited authority including the authority to borrow funds in connection with making investments in marketable securities or derivative securities at the holding company level, subject to Board reporting requirements and various limitations. As of the date of this filing, Mr. Biglari has authority to manage surplus cash up to $10 million, and in addition, has authority to borrow a maximum of $5 million. The Company has a margin securities account with a brokerage firm. The margin account bears interest at the Federal Funds Target Rate quoted by the Wall Street Journal, plus .5%, or approximately .75% as of the date of this report, with the minimum and maximum amount of any particular loan to be determined by the brokerage firm, in its discretion, from time to time. The margin loan balances at September 30, 2009 and 2008 were $0. The collateral securing the margin loans are the Company’s holdings in marketable securities. The minimum and maximum amount of any particular margin may be established by the brokerage firm, in its discretion, regardless of the amount of collateral delivered to the brokerage firm, and the brokerage firm may change such minimum and maximum amounts from time to time.  Mr. Biglari has full capital allocation decisions over Western Acquisitions, LP.

The noncontrolling interest holder in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, has been delegated authority to manage the investments in these particular Funds.

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

Marketable equity securities held by Western Sizzlin Corporation (the holding company) are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded, net of tax, as a component of other comprehensive income (loss). Substantially all of the marketable securities held by Western Sizzlin Corporation have been in a continuous loss position for approximately twelve months as of September 30, 2009.

Following is a summary of marketable equity securities held by Western Sizzlin Corporation (the holding company) as of September 30, 2009 and December 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Itex Corporation	$1,487,631	$—	$(345,817)	$1,141,814
Other	25,097	—	(10,358)	14,739
	$1,512,728	$—	$(356,175)	$1,156,553
December 31, 2008
Itex Corporation	$1,487,631	$—	$(771,867)	$715,764
Other	25,093	—	(13,136)	11,957
	$1,512,724	$—	$(785,003)	$727,721

There were no realized gains or losses from marketable equity securities held by Western Sizzlin Corporation (the holding company) for the three or nine months ended September 30, 2009 or 2008.

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable equity security with an unrealized loss has suffered other-than-temporary impairment, pursuant to FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2).  Western Sizzlin Corporation’s (the holding company) investments in Itex Corporation account for substantially all of its unrealized losses at September 30, 2009 and December 31, 2008.  Unrealized losses on the investments in Itex Corporation did not occur until August 2008. In management’s judgment, the future earnings potential and underlying business economics are favorable and the Company intends to hold this position for the long term.

•	Marketable Securities held by Western Acquisitions, LP

Western Investments, Inc., a Delaware corporation and wholly-owned subsidiary, serves as the general partner of Western Acquisitions, LP, a Delaware limited partnership that operates as a private investment fund. Through Western Investments, Inc., Mr. Biglari operates as the portfolio manager to the fund. Cash contributions from outside investors of $0 and $540,000 for the nine months ended September 30, 2009 and 2008, respectively, were made to the limited partnership.

As of September 30, 2009 and December 31, 2008, Western Investments, Inc. owned 85.3% of Western Acquisitions, LP.  As such, Western Acquisitions, LP has been consolidated into the accompanying financial statements with the 14.7% ownership by noncontrolling limited partners presented as redeemable noncontrolling interests on the accompanying consolidated balance sheets totaling $2,716,454 and $1,396,092 as of September 30, 2009 and December 31, 2008, respectively,  pursuant to FASB ASC 810-20 (formerly EITF 04-05 – Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Limited Rights).

Western Acquisitions, LP is considered, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies. The Company has retained the specialized accounting for Western Acquisitions, LP pursuant to FASB ASC 810-10-25 (formerly EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation). As such, marketable equity securities held by Western Acquisitions, LP are recorded at fair value in Investments in Marketable Securities held by limited partnerships, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

As of September 30, 2009, Western Acquisitions, LP owned a total of 1,553,545 shares of The Steak n Shake Company’s common stock.

Following is a summary of marketable equity securities held by Western Acquisitions, LP as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009		As of December 31, 2008
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$19,159,412	$18,285,225	$19,159,412	$9,243,593
Other	139,881	154,243	139,881	80,737

Total marketable equity securities	$19,299,293	$18,439,468	$19,299,293	$9,324,330

Net realized gains (losses) and net change in unrealized gains (losses) from marketable equity securities held by Western Acquisitions, LP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized gains.	$—	$—	$—	$—
Realized losses	—	—	—	(39,852)
Net realized gains (losses) on sales of marketable securities	—	—	—	$(39,852)

Net unrealized gains (losses) on marketable securities	$4,791,594	$3,597,201	$9,115,139	$(2,845,923)

The limited partners of Western Acquisitions, LP can redeem their investments after two years from contribution dates.  Pursuant to a request for redemption from certain limited partners of Western Acquisitions, LP, subsequent to September 30, 2009, an in-kind stock distribution was made to such limited partners having an aggregate value of approximately $1.36 million.

•	Marketable Securities held by Mustang Capital Advisors, LP

Western Mustang Holdings, LLC owns a 50.5% controlling interest in Mustang Capital Advisors, LP (“MCA”) and a 51% controlling interest in its general partner, Mustang Capital Management, LLC (“MCM”).

MCM owns a 1% interest in, and serves as general partner of MCA.  MCA is a registered investment advisor and serves as the investment advisor to, and the general partner of, Mustang Capital Partners I, LP and Mustang Capital Partners II, LP (the "Funds”). The Funds are private investment funds organized for the purpose of trading and investing in securities.

As of September 30, 2009 and December 31, 2008, MCA’s ownership interest in the Funds was 2.8% and 5.0%, respectively, with the remaining interests in the Funds held by various limited partners who are unrelated to the Company.  The combined equity of the unrelated limited partners in the Funds totaled 97.2% and 95.0% of the net assets of the Funds as of September 30, 2009 and December 31, 2008, respectively.   As a result of the significant investments in the Funds by these limited partners, as well as the 49.5% non-controlling interest in MCA and the 49% non-controlling interest in MCM (which owns 1% of MCA), the Company owned approximately 1.4% of the combined net assets of the Funds as of September 30, 2009 and December 31, 2008.  However, through its majority interest in MCA, the General Partner of the Funds, the Company controls the investments and operations of the Funds.  As such, the balance sheets of the Funds and the results of their operations are included in the accompanying consolidated financial statements pursuant to ASC 810-20 (formerly EITF 04-05 – Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Limited Rights).

The assets of the Funds consist primarily of money market investments totaling $2,176,728 and $3,735,821 as of September 30, 2009 and December 31, 2008, respectively, (representing 100% of the amounts included in the Company's consolidated balance sheets under Money market investments as of each balance sheet date), and of marketable securities totaling $10,098,740 and $6,656,428 as of September 30, 2009 and December 31, 2008, respectively, (representing 35% and 42%, respectively, of the amounts included in the Company's consolidated balance sheets under the line item “investments in marketable securities held by limited partnerships” at each balance sheet date).

The combined equity of the unrelated limited partners in the Funds and the non-controlling interests in MCA and MCM totaled $11,803,421 and $9,892,589 as of September 30, 2009 and December 31, 2008, respectively, and is included in redeemable noncontrolling interests in the accompanying consolidated balance sheets.

Western Mustang Holdings, LLC, is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies. The Company has retained the specialized accounting for Mustang Capital Advisors, LP pursuant to FASB ASC 810-10-25 (formerly EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation). As such, marketable equity securities held by Mustang Capital Advisors, LP are recorded at fair value in Investments in Marketable Securities held by limited partnerships, with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations.

Following is a summary of marketable equity securities held by Western Mustang Holdings, LLC as of September 30. 2009 and December 31, 2008:

	As of September 30, 2009		As of December 31, 2008
	Cost	Fair Value	Cost	Fair Value
The Steak n Shake Co.	$1,811,202	$2,059,750	$——	$—
Other	8,530,193	8,038,990	6,621,658	6,656,428

Total marketable equity securities	$10,341,395	$10,098,740	$6,621,658	$6,656,428

Net realized gains (losses) and net change in unrealized gains (losses) for the nine months ended September  30, 2009, from marketable equity securities held by Mustang Capital Advisors, LP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized gains.	$617,299	$52,210	$1,263,572	$52,210
Realized losses	(29,006)	(28,088)	(139,757)	(28,088)
Net realized gains (losses) on sales of marketable securities	588,293	$24,122	1,123,815	$24,122

Net unrealized gains (losses) on marketable securities	$690,805	$(341,732)	$(183,819)	$(341,732)

(4)	Stock Options

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

Prior to the adoption of FASB ASC 718 (formerly SFAS No. 123R), the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flows. FASB ASC 718 requires that such benefits be recognized as a financing cash flow. The benefits of tax deductions in excess of recognized stock compensation expense for the three and nine months ended September 30, 2009 and 2008 were immaterial.

There were no options granted during the three or nine months ended September 30, 2009 and 2008.

The following table summarizes stock options outstanding as of September 30, 2009, as well as activity during the nine month period then ended:

	Options Outstanding	Exercise Price Per Share Weighted Average	Contractual Term Weighted Average	Aggregate Intrinsic Value
Balance, December 31, 2008	12,500	$7.25	1.83	$64,284
Granted	—	—	—	—
Exercised	8,500	—	—	—
Expired/Forfeited	—	—	—	—
Balance, September 30, 2009	4,000	$7.46	1.46	$24,173

All options outstanding at September 30, 2009 are fully vested and exercisable. At September 30, 2009, there were 40,000 shares available for future grants under the plans, however, on April 25, 2007, the Company’s Board of Directors elected to suspend future grants under all plans indefinitely.  Subsequent to September 30, 2009, the remaining 4,000 options outstanding were exercised.

(5)	Goodwill and Other Intangible Assets

The Company conforms to the provisions of FASB ASC 350 (formerly Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets). Under FASB ASC 350, goodwill and intangible assets deemed to have indefinite lives are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company is required to perform impairment tests each year at the end of the calendar year, or between yearly tests in certain circumstances, for goodwill. There can be no assurance that future impairment tests will not result in a charge to earnings.

Amortizing Intangible Assets

	As of September 30, 2009			As of December 31, 2008
	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Gross carrying amount	Weighted average amortization period	Accumulated amortization
Amortizing intangible assets:
Investment in management customer relationships	$1,420,000	10.5	$169,089	$1,420,000	10.5	$73,762
	$1,420,000	10.5	$169,089	$1,420,000	10.5	$73,762

In connection with the acquisition of Mustang Capital Advisors, L.P in 2008, the Company acquired certain customer related intangible assets. The value assigned to these intangible assets of $1,420,000 was determined based on the present value of the estimated cash flows to be generated by the assets.

Amortization expense for amortizing intangible assets for the three and nine months ended September 30, 2009 was $33,810         and $95,327, respectively. Franchise royalty contracts, originally acquired in January 2004, were fully amortized as of December 31, 2008. The estimated annual amortization expense for the remaining amortizing intangible asset is $135,240 per year through 2018.

(6)	Debt

At September 30, 2009, there was $100,000 outstanding on a $1,500,000 line of credit with a bank.  The line is payable on demand, subject to annual renewal by the bank (January 30, 2010), carries an interest rate of prime (3.25% at September 30, 2009 and at December 31, 2008), with a floor of 4%, collateralized by trade accounts receivable and the assignment of all franchise royalty contracts.

In 2008, the Company’s purchase of the investment in real estate was refinanced through the issuance of a note payable to a bank of $2,641,220, secured by the land held for investment.  Interest accrues on the unpaid principal balance at prime minus 0.5%, or 2.75% as of September 30, 2009.  The Company made one payment of principal of $264,122 on January 29, 2009, and all remaining principal and accrued interest is due on January 30, 2010.  Accordingly, the outstanding balance of this debt is classified as a current liability at September 30, 2009.

The Company has a note payable to a finance company with interest at 10.07% due in equal monthly installments, including principal and interest, of $13,487, with a final payment due on April 13, 2010.  The note payable requires pre-payment premiums in certain circumstances and contains certain restrictive covenants, including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain Company-operated restaurants that collateralize the note payable.  The note payable is collateralized by accounts receivable, inventory and property and equipment.

(7)	Income Taxes

The Company adopted the provisions of FASB ASC 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109), on January 1, 2007.  As of September 30, 2009, the Company has a recorded liability of $11,805, including interest of $6,489, for such uncertain tax positions.  The recorded liability was increased by $979 during the three months ended September 30, 2009.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of a valuation allowance of $0, $2,327,000 and $1,074,000 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively, related to the unrealized losses on marketable securities.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Three months ended September 30, 2009
Net income — basic	$3,578,462	2,833,917	$1.26
Net income — diluted	$3,578,462	2,835,045	$1.26

Three months ended September 30, 2008
Net income — basic	$2,939,713	2,822,637	$1.04
Net income — diluted	$2,939,713	2,826,513	$1.04

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per Share Amount
Nine months ended September 30, 2009
Net income — basic	$7,802,986	2,832,569	$2.75
Net income — diluted	$7,802,986	2,834,480	$2.75

Nine months ended September 30, 2008
Net loss — basic	$(2,867,302)	2,750,132	$(1.04)
Net loss — diluted	$(2,867,302)	2,750,132	$(1.04)

For the nine months ended September 30, 2008, the Company excluded from the loss per share calculation all common stock equivalents because the effect on loss per share was anti-dilutive.

(9)	Reportable Segments

The Company has organized segment reporting with additional information to reflect how the Company views its business activities.  The Company-operated Restaurant segment consists of the operations of all Company-operated restaurants and derives its revenues from restaurant operations.  The Franchising segment consists primarily of franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from franchisees. The Investment Operations segment consists of investment operations and certain direct expenses associated with legal matters. The Company does not allocate certain expenses to any business segment.  These costs include expenses of the following functions: legal, accounting, stockholder relations, personnel not directly related to a segment, information systems and other headquarter activities.  These unallocated expenses are designated as unallocated corporate expenses. Certain other expenses (such as sublease property expense and claims settlement and legal fees associated with a lawsuit) are also not allocated to any reportable segment.

The following table summarizes reportable segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues from reportable segments:
Restaurants	$3,350,238	$3,434,035	$10,064,358	$10,050,437
Franchising	843,528	1,001,102	2,695,286	3,122,179
Total revenues	$4,193,766	$4,435,137	$12,759,644	$13,172,616
Depreciation and amortization:
Restaurants	$86,591	$92,420	$264,571	$289,526
Franchising	6,466	165,642	21,634	497,150
Total depreciation and amortization	$93,057	$258,062	$286,205	$786,676

Income from restaurant and franchise operations:

Restaurants and equity in joint venture	$293,066	$148,106	$902,399	$738,432
Franchising	625,164	525,890	1,977,411	1,701,538
Subleased properties expenses	—	(362,766)	—	(427,257)
Unallocated expenses	(5,225)	(4,056)	(35,413)	(162,820)
Corporate	(359,858)	(725,693)	(1,210,077)	(1,641,388)
Total income from restaurant and franchise operations:	$553,147	$(418,519)	$1,634,320	$208,505

Income (loss) from investment operations:
Investment advisory fee income	$101,600	$124,024	$286,710	$124,024
Net realized gains (losses) on sales of marketable securities	588,293	24,122	1,123,815	(15,730)
Net unrealized gains (losses) on marketable securities held by limited partnership	5,482,399	3,255,469	8,931,320	(3,187,655)
Amortization expense – investment operations	(33,810)	—	(95,327)	—
Reimbursements (expenses) of investment operations	(212,008)	174,318	(475,547)	(794,355)
Purchase obligation adjustment	(253,416)	—	(245,773)	—
Total income (loss) from investment operations	$5,673,058	$3,577,933	$9,525,198	$(3,873,716)

Interest Expense:
Restaurants	$14,100	$15,827	$45,566	$70,022
Total interest expense	$14,100	$15,827	$45,566	$70,022
Interest Income:
Corporate	$32,491	$69,801	$103,702	$102,168
Total interest income	$32,491	$69,801	$103,702	$102,168

	September 30,	December 31,
	2009	2008
Total assets:
Restaurants	$7,509,734	$6,523,219
Franchising	2,428,165	1,920,513
Corporate	359,434	1,203,830
Investment activities	37,029,996	26,305,261
Total assets	$47,327,329	$35,952,823

	September 30,	December31,
	2009	2008
Total goodwill:
Restaurants	$3,539,057	$3,539,057
Franchising	771,143	771,143
Investment activities	685,062	685,062
Total goodwill	$4,995,262	$4,995,262

(10)	Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 825-10 (formerly Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities).  FASB ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820 (formerly Statement of Financial  Accounting Standards No. 157, Fair Value Measurements), applicable to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.

At September 30, 2009 and December 31, 2008, the Company’s investments in marketable securities are carried at fair value, based on quoted market prices, in the consolidated balance sheets and are classified within Level 1 of the fair value hierarchy, with the exception of $1.5 million that have been valued, in the absence of observable market prices, by Mustang Capital Advisors, LP.  The Funds investments in Level 1 securities are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the period.

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

The Company’s investments in marketable securities are measured at fair value on a recurring basis.  There have been no changes in inputs during the period ended September 30, 2009.

(11)	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008. FASB ASC 825-10 (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties:

	September 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$1,538,840	$1,538,840	$330,998	$330,998
Money market investments	2,176,728	2,176,728	3,735,821	3,735,821
Trade-accounts receivable	963,804	963,804	1,064,389	1,064,389
Notes receivable	596,502	592,277	648,902	642,239
Other receivables	68,792	68,792	78,982	78,982
Investments in marketable securities	29,694,761	29,694,761	16,708,479	16,708,479

Financial liabilities:
Note payable - line of credit	100,000	100,000	—	—
Long-term debt	2,862,089	2,727,692	3,207,512	3,294,575
Accounts payable	621,423	621,423	812,839	812,839
Accrued expenses and other	1,245,350	1,245,350	1,423,092	1,423,092
Other liabilities	1,419,809	1,419,809	1,208,147	1,208,147

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

There were no changes to the methods or significant assumptions used to estimate fair values for the period ended September 30, 2009.

(12)	Commitments and Contingencies

Commitments

The limited partners of the two investment funds managed by Mustang Capital Advisors, LP can redeem their investments annually.  The limited partners of Western Acquisitions, LP can redeem their investments after two years from contribution dates.  Certain limited partners of Western Acquisitions, LP with redeemable noncontrolling interests totaling $2.3 million at September 30, 2009, have requested complete liquidation of their investments in Western Acquisitions, LP.  Pursuant to that request and subsequent to September 30, 2009, an in-kind stock distribution having an aggregate value of approximately $1.36 million was made to such limited partners.  Additional distributions will be made to these limited partners as permitted by the limited partnership agreement.

The Company has a severance provision contained within the Employment Agreement with its Chief Financial Officer. The agreement provides certain termination benefits in the event that employment with the Company is terminated without cause and upon a change of control. Under the terms of the agreement, in the event of termination without cause the executive will receive termination benefits equal to nine months of the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits through the termination date of the agreement. Under a change of control, the executive will receive termination benefits equal to one year of the executive’s base salary in effect on the change of control date and the continuation of health and welfare benefits through the termination date of the agreement.

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

In connection with the acquisition of controlling interests in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, the Company is obligated to purchase the noncontrolling interest holder’s ownership upon the occurrence of certain events.  The purchase obligation will ultimately be settled in cash and shares of the Company’s common stock.  The Company is accounting for this purchase obligation pursuant to FASB ASC 480-10 (formerly Statement of Financial Accounting Standards No. 150 (As Amended) - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The resulting liability is reported in other long-term liabilities on the accompanying consolidated balance sheet.  The change in the purchase obligation liability for the third quarter of 2009 is an increase of $253,416 and an increase $245,773 for the nine months ended September 30, 2009.

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

Little Rock, Arkansas Lease

In September 2006, the Company was served with a lawsuit filed in the Circuit Court of Pulaski County, Arkansas, captioned Parks Land Company, LLP, et al. v. Western Sizzlin Corporation, et al. The plaintiffs are owners/landlords of four restaurant premises located in the Little Rock, Arkansas metropolitan area which had been leased pursuant to a single ten year lease agreement.  The Company occupied these locations for a period of time, but before the end of the lease, subleased each of these premises to various operators.  The ten year lease agreement expired on June 30, 2006.   In the lawsuit the plaintiffs sought recovery of alleged damages for certain repair and maintenance expenses on the premises, for the replacement of certain equipment, for diminution of property value, and for loss of rental income, as well as interest and costs.  The case was tried to a 12 person jury in Little Rock, starting February 12, 2008.   The jury returned a verdict for the plaintiffs on February 20, 2008, in the amount of $689,526.  On February 29, 2008, the Circuit Court of Pulaski County, Arkansas entered judgment on the jury’s verdict in the case against the Company in the amount of $689,666 plus plaintiff’s legal costs.  On appeal by the Company, on May 14, 2009, the Arkansas Supreme Court reversed and remanded the case for a new trial.  On June 25, 2009, the Arkansas Supreme Court issued a per curiam order denying Parks Land Company’s petition for a rehearing. The new trial has been scheduled in the Pulaski County Circuit Court for the week of February 22, 2010.   As previously reported, the Company has accrued $900,000 related to this loss contingency. There has been no change in the Company’s loss contingency accrual of $900,000 since December 31, 2007.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(13)	Investment in Unconsolidated Joint Venture

The Company is a partner in a 50/50 joint venture with a franchisee for a restaurant in Harrisonburg, Virginia.  During October 2005, the joint venture entered into a loan agreement for $3.05 million and the Company guaranteed 50% of the loan obligation.  The estimated fair value of the guarantee of approximately $30,000 is recorded in other long-term liabilities and in investments in unconsolidated joint venture on the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008.  The term of the guarantee extends through July 1, 2026 and the Company would be required to perform under the guarantee should the joint venture not to be able to meet its scheduled principal and interest payments.  Pursuant to the joint venture agreement, a cash contribution of $300,000 from each 50/50 partner was also made at the closing of this financing.  The Company is accounting for the investment using the equity method and the Company’s share of the net income of the joint venture is reported in the accompanying statements of operations as equity in earnings of unconsolidated joint venture.

Selected Financial Data

The following is selected financial information for the joint venture as of and for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Statement of Operations Data:
Total revenues	$1,320,228	$1,216,010	$3,943,194	$3,639,345
Cost of food	528,614	508,049	1,604,786	1,494,523
Payroll expense	359,463	353,545	1,068,412	1,054,087
Gross profit	432,151	354,416	1,269,996	1,090,735
Marketing and operating expense	48,559	49,128	149,925	140,179
General and administrative	121,723	114,502	377,149	336,832
Depreciation and amortization	51,615	51,212	154,145	152,131
Interest	49,637	53,056	149,855	160,422
Net income	160,617	86,518	438,922	301,171

	September 30, 2009	September 30, 2008
Selected Balance Sheet Data:
Cash	$113,315	$112,464
Prepaid expenses	10,124	11,934
Inventory	16,588	16,620
Land, equipment and building improvements, net	3,433,006	3,616,910
Loan costs, net	9,277	10,820
Total assets	3,582,511	3,775,765
Loan payable	2,801,492	2,999,177
Accounts payable and accrued expenses	252,708	225,426
Members’ equity	528,311	551,161

(14)	Impact of Recently Issued Accounting Standards

In May 2007, the FASB adopted new standards which provide clarification to the accounting for investments by entities that apply the accounting guidance in FASB ASC 946 (formerly the AICPA Audit and Accounting Guide, Investment Companies).  FSP FIN 46(R)-7 amends FASB ASC 810 (formerly FIN 46(R), as revised), to make permanent the temporary deferral of the application of FASB ASC 810, to entities within the scope of the guide under FASB ASC 946 (formerly Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies).  FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1.  The adoption of FSP FIN 46(R)-7 is not expected to have a material impact on the Company.

In June 2007, the FASB adopted new standards that address whether the accounting principles of FASB ASC 946 (formerly the AICPA Audit and Accounting Guide Investment Companies) may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting.  The new standards were to be effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged.  However, in February 2008, the FASB issued new guidance that indefinitely defers the effective date of these new guidelines.

The Company’s majority-owned subsidiaries, Western Acquisitions, LP and Mustang Capital Advisors, LP, are investment companies as currently defined in FASB ASC 946 (formerly the AICPA Audit and Accounting Guide, Investment Companies).  The Company has retained the specialized accounting for Western Acquisitions, LP and Mustang Capital Advisors, LP pursuant to FASB ASC 810-10-25 (formerly EITF 85-12, Retention of Specialized Accounting for Investments in Consolidation).  As such, marketable equity securities held by Western Acquisitions, LP and Mustang Capital Advisors, LP are recorded at fair value in Investments in Marketable Securities in the consolidated financial statements, with unrealized gains and losses resulting from the change in fair value reflected in the Consolidated Statement of Operations. The Company intends to monitor future developments associated with this Statement in order to assess the impact, if any, which may result.

In June 2009, the FASB adopted new standards which significantly change the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (“VIE”).  The new standards eliminate the qualifying special purpose entity (“QSPE”) concept, establish conditions for reporting a transfer of a portion of a financial asset as a sale, clarify the financial-asset derecognition criteria, revise how interests retained by the transferor in a sale of financial assets initially are measured, and remove the guaranteed mortgage securitization recharacterization provisions.  The new standards also require reporting entities to evaluate former QSPEs for consolidation, change the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increase the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. These standards require additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FASB ASC 860 (formerly FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities).  The new standards are effective January 1, 2010.  The Company is currently evaluating these new standards but does not believe that they will have a significant impact on the determination or reporting of its financial results.

(15)	Subsequent Events

In accordance with the provisions of FASB ASC 855-10 (formerly SFAS No. 165), the Company has evaluated subsequent events through November 13, 2009, which is the date these financial statements were issued.  All subsequent events requiring recognition as of September 30, 2009, have been incorporated into the consolidated financial statements presented herein.

The Company has entered into an Agreement and Plan of Merger with The Steak n Shake Company dated October 22, 2009.  If the merger is completed, the Company will become a wholly owned subsidiary of The Steak n Shake Company and will cease to be a publicly traded company.  The merger is subject to approval by the Company’s stockholders.

In accordance with the Agreement and Plan of Merger, on October 22, 2009 the Company declared a special dividend payable to the Company’s stockholders in the form of 1,322,806 shares of Steak n Shake common stock that was beneficially owned by Western Investments, Inc.  Each stockholder of the Company of record as of November 2, 2009 was entitled to receive this dividend which was distributed on November 6, 2009.  The dividend was payable at the rate of approximately 0.465 shares of Steak n Shake common stock for each share of Company common stock outstanding as of November 2, 2009 (fractional share interests were settled by a cash payment).

The limited partners of Western Acquisitions, LP can redeem their investments after two years from contribution dates.  Pursuant to a request for redemption from certain limited partners of Western Acquisitions, LP, subsequent to September 30, 2009, an in-kind stock distribution was made to such limited partners having an aggregate value of approximately $1.36 million.

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

Western Sizzlin Corporation is a holding company owning subsidiaries engaged in a number of diverse business activities.  The Company’s primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc., which franchise and operate 102 restaurants in 19 states, including five Company-owned, 96 franchise restaurants, and one joint venture restaurant.  The Company currently operates and/or franchises the following concepts:  Western Sizzlin, Western Sizzlin Wood Grill, Great American Steak & Buffet, and Quincy’s Steakhouses.

Financial decisions are centralized at the holding company level, and management of operating businesses is decentralized at the business unit level.  Investment and all other capital allocation decisions are made for the Company and its subsidiaries by Mr. Sardar Biglari, Chairman and Chief Executive Officer.

While the Company has historically been principally engaged, and intends at this time to remain principally engaged, in franchising and operating restaurants, its recent investment activities could bring it within the definition of an “investment company” and require it to register as an investment company under the Investment Company Act of 1940.  The Board of Directors has adopted a policy requiring management to restrict the Company’s operations and investment activities to avoid becoming an investment company, until and unless the Board approves otherwise.  Although the Company does not presently intend to change its principal business, and the Board has not approved any such change, the Company has expanded its investment operations, and may decide in the future to register as an investment company under the Investment Company Act.  Under certain circumstances, if it is successful in investment operations, then the Company may inadvertently fall within the definition of an investment company, in which event it may be required to register as an investment company.  If the Company decides or is required to register as an investment company, then it would become subject to various provisions of the Investment Company Act and the regulations adopted under such Act, which are very extensive and could adversely affect its operations.

The Company seeks to invest, at the holding company level and through its subsidiaries, including Western Acquisitions, L.P., in stocks of businesses at prices below their intrinsic business value.  The Company’s preferred strategy is to allocate a meaningful amount of capital in each investee, resulting in concentration.  The carrying values of these investments are exposed to market price fluctuations, which may be accentuated by a concentrated equity portfolio.  A significant decline in the price of major investments may produce a large decrease in the Company’s net earnings and its stockholders’ equity (See Note 3 to the Company’s consolidated financial statements included in Item 1 of this report).

The consolidated financial statements include the accounts of Western Sizzlin Corporation and its wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, The Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., Western Properties, Inc., a majority-owned limited partnership, Western Acquisitions, L.P., solely-owned limited partnerships, Western Real Estate, L.P. and Western Mustang Holdings, L.L.C. (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has entered into an Agreement and Plan of Merger with The Steak n Shake Company dated October 22, 2009.  If the merger is completed, the Company will become a wholly owned subsidiary of The Steak n Shake Company and will cease to be a publicly traded company.  The merger is subject to approval by the Company’s stockholders.

In accordance with the Agreement and Plan of Merger, on October 22, 2009 the Company declared a special dividend payable to the Company’s stockholders in the form of 1,322,806 shares of Steak n Shake common stock that was beneficially owned by Western Investments, Inc.  Each stockholder of the Company of record as of November 2, 2009 was entitled to receive this dividend which was distributed on November 6, 2009.  The dividend was payable at the rate of approximately 0.465 shares of Steak n Shake common stock for each share of Company common stock outstanding as of November 2, 2009 (fractional share interests were settled by a cash payment).

Results of Operations

Net income attributable to Western Sizzlin Corporation for the three and nine months ended September 30, 2009 was $3,578,462 and $7,802,986 compared to net income (loss) attributable to Western Sizzlin Corporation of $2,588,269 and ($2,267,918) for the three and nine months ended September 30, 2008.  The significant improvement was primarily attributable to targeted reduced expenses in restaurant and franchise operations and improvements in the performance of investment operations.  Income from investment operations that impacted net income (loss) attributable to Western Sizzlin Corporation, excluding income (losses) attributable to noncontrolling interests, for the three and nine months ended September 30, 2009 was $5,673,058 and $9,525,198 compared to net income (loss) from investment operations of $3,557,933 and ($3,873,716) for the three and nine months ended September 30, 2008.   This improvement in results of investment operations was largely due to recoveries in marketable securities over the prior period.

The following table sets forth for the periods presented the percentage relationship to total revenues of certain items included in the consolidated statements of income and certain restaurant data for the periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Company-operated restaurants	79.9%	77.4%	78.9%	76.3%
Franchise operations	20.1	22.6	21.1	23.7
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses — restaurant and franchise operations:
Company-operated restaurants — food, beverage and labor costs	58.3	58.7	57.8	56.3
Restaurant occupancy and other	14.5	14.2	13.6	13.4
Franchise operations — direct support	5.1	7.0	5.5	7.0
Subleased restaurant property expenses	—	8.2	—	3.2
Corporate expenses	8.6	16.4	9.5	12.5
Depreciation and amortization expense	2.2	5.8	2.2	6.0
Corporate litigation fees and expenses	.1	.1	.3	1.2
Total costs and expenses — restaurant and franchise operations	88.8	110.4	88.9	99.6

Equity in income of joint venture	1.9	1.0	1.7	1.2
Income (loss) from restaurant and franchise operations	13.1	(9.4)	12.8	1.6

Investment advisory fee income	2.4	2.8	2.2	.9
Net unrealized gains (losses) on marketable securities held by limited partnerships	130.7	73.8	70.0	(24.1)
Net realized gains (losses) on sales of marketable securities	14.0	.6	8.8	(.1)
Amortization expense – investment activities	(.8)	—	(.7)	—
Expense of investment operations	(5.1)	3.9	(3.7)	(6.0)
Purchase obligation adjustment	(6.0)	—	(1.9)	—
Income (loss) from investment operations	135.3	81.1	74.7	(29.3)
Other income (expense):
Interest expense	(.3)	(.4)	(.4)	(.5)
Interest income	.8	1.1	.8	.6
Other, net	—	—	.2	—
Total other income (expense), net	.5	.7	.6	.1

Income (loss) before income tax (benefit)	148.9	72.4	88.1	(27.6)
Income tax expense (benefit):
Current	.3	—	.3	—
Deferred	16.0	(1.8)	8.1	(1.3)
Total income tax expense (benefit)	16.3	(1.8)	8.4	(1.3)
Net income (loss)	132.6	74.2	79.7	(26.3)
(Income) losses attributable to redeemable noncontrolling interests	(47.2)	(7.9)	(18.6)	4.6
Net income (loss) attributable to Western Sizzlin Corporation	85.4	66.3	61.1	(21.8)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Restaurant Data
Number of Company-Operated Restaurants:
Beginning of period	5	5	5	5
Opened	—	1	—	1
Closed	—	—	—	—
Franchised	—	—	—	—
End of period	5	6	5	6
Number of U.S. Franchised Restaurants:
Beginning of period	99	111	104	116
Opened	—	—	—	—
Closed	(3)	(5)	(8)	(10)
End of period	96	106	96	106
Number of Joint Venture Restaurants:
Beginning of period	1	1	1	1
Opened	—	—	—	—
Closed	—	—	—	—
End of period	1	1	1	1

Revenues

Total revenues decreased 5.4% to $4.19 million for the three months ended September 30, 2009 from $4.43 million for the three months ended September 30, 2008. Total revenues decreased 3.2% to $12.76 million for the nine months ended September 30, 2009 from $13.17 million for the nine months ended September 30, 2008.  The decreases in total revenues were due to the decreases in franchise revenues over the same periods, which were partially offset by increases in Company- operated restaurant revenues for the nine months ended, as further described below.

Company-operated restaurant revenues decreased 2.3% to $3.35 million for the three months ended September 30, 2009 as compared to $3.43 million for the three months ended September 30, 2008. Company-operated restaurant revenues increased 0.14% to $10.06 million for the nine months ended September 30, 2009 as compared to $10.05 million for the nine months ended September 30, 2008.

Franchise revenues decreased 15.6% to $844,000 for the three months ended September 30, 2009 as compared to $1.00 million for the three months ended September 30, 2008. Franchise revenues decreased 13.5% to $2.70 million for the nine months ended September 30, 2009 as compared to $3.12 million for the nine months ended September 30, 2008.  The overall decrease in franchise revenues is attributable to fewer franchised units in the system during the relevant periods in 2009 as compared to the relevant periods in 2008.  Same store sales at franchise operations for the three and nine months ended September 30, 2009, experienced overall decreases of 5.22% and 4.17%, respectively, compared to the same periods in 2008.

Costs and Expenses —restaurant and franchise operations

Costs of company-operated restaurants, consisting primarily of food, beverage, and labor costs decreased $164,000 (6.5%) to $2.44 million for the three months ended September 30, 2009 from $2.61 million for the three months ended September 30, 2008.   These costs for the three month period as a percentage of Company-operated restaurants revenue were 72.8% and 76.1% for the three months ended September 30, 2009 and 2008, respectively.  Costs of Company-operated restaurants decreased $34,000 (.0.4%) to $7.38 million for the nine months ended September 30, 2009 from $7.41 million for the nine months ended September 30, 2008.   These costs for the nine month period as a percentage of Company-operated restaurants revenue were 73.3% and 73.7% for the nine months ended September 30, 2009 and 2008, respectively.  These costs have decreased due to cost savings on commodities purchases.

Restaurant occupancy and other, which include utilities, insurance, maintenance, rent and other such costs of the Company-operated restaurants, decreased by $22,000 (3.5%) for the three months ended September 30, 2009 versus the prior year’s comparable period. These costs for the three month period decreased as a percentage of Company-operated restaurant revenues from 18.3% in 2008 to 18.1% in 2009.  Restaurant occupancy and other decreased by $23,000 (1.3%) for the nine months ended September 30, 2009 compared to the same period in 2008.  These costs for the nine month period decreased slightly as a percentage of Company-operated restaurant revenues from 17.5% in 2008 to 17.3% in 2009.

Cost of franchise operations direct support expense decreased by $98,000 and $227,000 for the three and nine months ended September 30, 2009 versus the prior years’ comparable periods.  The decreases were largely attributable to targeted expense reductions for 2009.

Subleased properties include net costs associated with subleasing former Company-operated restaurants and maintenance of vacant premises.  There were no such expenses for the three and nine months ended September 30, 2009 and were $362,766 and $427,257 for the three and nine months ended September 30, 2008.  Subleasing arrangements expired at the end of 2008.

Unallocated corporate expenses consist of certain expenses not allocated to any business segment.  These expenses include legal, accounting, stockholder relations, personnel not directly related to a segment, information systems, and other headquarter’s activities.  These expenses decreased by $365,000 and $431,000 for the three and nine month periods ended September 30, 2009 versus the prior year’s comparable periods.  The decreases are a result of managing expenses at the corporate level and targeted expense reductions for 2009.

Depreciation and amortization expense decreased $165,000 and $500,000 for the three and nine months period ended September 30, 2009 versus the prior year’s comparable periods.  The variance is largely attributable to franchise royalty contracts being fully amortized as of December 31, 2008.

Corporate litigation fees increased by $1,200 for the three months ended September 30, 2009 versus the prior year’s comparable period and decreased $127,000 for the nine months ended September 30, 2009 versus the prior year’s comparable period.  These expenses relate to legal fees associated with the trial and appeal of the lawsuit involving the Company in Little Rock, Arkansas.  (See Note 12 to the Company’s consolidated financial statements included in Item 1 of this report).

Equity in income of Joint Venture

Equity in income of joint venture increased $37,000 for the three months ended September 30, 2009, versus the prior year’s comparable period  and increased $69,000 for the nine months ended September 30, 2009, versus the prior year’s comparable period due to increased performance of the restaurant during the relevant periods in 2009.  (See Note 13 to the Company’s consolidated financial statements included in Item 1 of this report).

Income (Loss) from Investment Operations

Investment operations include investment advisory fee income of $102,000 and $287,000 for the three and nine months ended September 30, 2009, respectively, and $124,000 for the three and nine months ended September 30, 2008.  Net realized gains (losses) on sales of marketable securities were $588,000 and $1,123,000 for the three and nine months ended September 30, 2009, respectively, and $24,000 and ($16,000) for the three and nine months ended September 30, 2008.  Net unrealized gains (losses) on marketable securities held by the limited partnerships, Western Acquisitions, L.P. and Mustang Capital Advisors, L.P., were $5.5 million and $8.9 million for the three and nine months ended September 30, 2009 and $3.3 million and ($3.2 million) for the three and nine months ended September 30, 2008.   Amortization expense associated with investment activities of $34,000 and $95,000 were recorded in the three and nine months ended September 30, 2009, respectively, and $0 for the comparable periods in 2008.  Purchase obligation adjustments of ($253,000) and $(246,000) were recorded in the three and months ended September 30, 2009, respectively and $0 for the comparable periods in 2008. Reimbursement (expenses) associated with investment activities were ($212,000) and ($476,000) for the three and nine months ended September 30, 2009, respectively, and $174,000 and ($795,000) for the three and nine months ended September 30, 2008.  The decrease in expenses for the relevant periods in 2009 versus the prior year’s comparable period is attributable to expenses in 2008 associated with the Steak n Shake proxy contest, the ITEX tender offer, and other investment related activities.  There was no management fees charged or collected from outside investors by Western Acquisitions LP in first nine months of 2009 or 2008.

Other Income (Expense)

Interest expense decreased $1,700 and decreased $25,000 for the three and nine months ended September 30, 2009 over the comparable period in 2008.    Interest income fluctuates according to the levels of available cash balances.

Other, net for the three and nine months ended September 30, 2009 was comparable to the same periods in 2008.

Income tax expense is directly affected by the levels of pretax income and the valuation allowance established on deferred tax assets. The Company’s effective tax rate was 11.0% and (2.4%) for the three months ended September 30, 2009 and 2008, respectively and 9.5% and (4.6%) for the nine months ended September 30, 2009 and 2008, respectively.  The provisions for deferred income taxes for the three and nine month periods ended September 30, 2009 includes provision decreases for the valuation allowance of $1,048,000 and $2,327,000, respectively, which decreased the Company’s effective tax rate for the periods.

Cash and Cash Equivalents

As of September 30, 2009, the Company had $1.5 million of cash and cash equivalents compared to $745,000 as of September 30, 2008.

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

Operating Activities and Cash Flows

The Company provided approximately $585,000 and used $30,000 in operating cash flows for the nine months ended September 30, 2009 and 2008, respectively, including the purchase of marketable securities of $10.8 million and $5.9 million in the nine months ended September 30, 2009 and 2008, respectively.  Proceeds from sales of marketable securities were $8.3 million and $4.3 million for the nine months ended September 30, 2009 and 2008, respectively. Net unrealized gains (losses) on marketable securities were $8.9 million and ($3.2 million) for the nine months ended September 30, 2009 and 2008, respectively.  Net realized gains (losses) were $1.1 million and ($16,000) for the nine months ended September 30, 2009 and 2008, respectively.  The Company’s primary source of operating cash flows is the operating profits generated from Company’s restaurant and franchise operations.  Adjustments to reconcile net income (loss) to net cash provided by restaurant and franchise activities were approximately $1.1 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.  Adjustments to reconcile net income (loss) to net cash provided by (used in) investment activities were approximately ($10.7 million) and $2.1 million  for the nine months ended September 30, 2009 and 2008, respectively.

Investing Activities

During the nine months ended September 30, 2009 and 2008, the Company spent $4,600 and $23,000 on capital expenditures on Company restaurants.  For the nine months ended September 30, 2008, amounts included purchases of marketable securities of $803,000 and purchase of Mustang Capital Advisors, LP of $380,000.

Financing Activities

The Company made scheduled payments on long-term debt of $345,000 and $93,000 for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, net proceeds of $100,000 were received from borrowings on the line of credit.  Proceeds of $2 million were received from the issuance of a note payable for nine months ended September 30, 2008.  Net capital contributions of $812,000 and $540,000 were received from capital contributions from noncontrolling interests in limited partnerships for the nine months ended September 30, 2009 and 2008, respectively.   Cash received from exercise of stock options were $61,000 and $165,000 for the nine months ended September 30, 2009 and 2008, respectively.

Certain notes payable require prepayment premiums in certain circumstances.  In addition, certain notes payable contain certain restrictive covenants including debt coverage ratios, periodic reporting requirements and maintenance of operations at certain Company-operated restaurants that collateralize the notes payable. At September 30, 2009, the Company was in compliance with all covenants on the notes payable.

Liquidity

The Company’s primary sources of liquidity are cash generated from operations and, if needed, borrowings under its existing line of credit. The Company continually reviews its available financing alternatives.  In addition, the Company may consider, on an opportunistic basis, strategic decisions to create value and improve operational performance.

CONTRACTUAL OBLIGATIONS

The table below sets forth a summary of contractual obligations that will impact future liquidity as of September 30, 2009:

	Payment due by period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Totals
Long-term debt	$2,564,761	$62,214	$134,189	$148,342	$52,583	—	$2,962,089
Operating leases	165,867	639,880	367,611	399,171	405,086	766,908	2,744,523
Interest expense (1)	28,470	40,459	27,655	13,501	1,101		111,186
Tax obligations (2)	11,805	—	—	—	—	—	11,805
Other long-term liabilities (3)	—	—	—	—	—	527,770	527,770
Totals	$2,770,903	$742,553	$529,455	$561,014	$458,770	$1,294,678	$6,357,373

(1)
Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments on long-term debt.  Interest on the Company’s variable rate debt is based on the interest rate in effect at September 30, 2009.

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

Application of the critical accounting policies discussed below requires significant judgments by management. Often as a result of the need to make estimates of matters that are inherently uncertain.  If actual results were to differ materially from the estimates made, the reported results could be materially affected.  The Company is not currently aware of any reasonably likely events or circumstance that would result in materially different results. The Company’s senior management has reviewed the critical accounting policies and estimates and the Management’s Discussion and Analysis regarding them with the Audit and Finance Committee of the Board of Directors.

The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: trade accounts and notes receivable and the allowance for doubtful accounts, investments, determination of useful lives and the evaluation of any impairment of long-lived assets (including franchise royalty contracts, investment management contracts, and limited partnership agreements, goodwill and property and equipment), commitments and contingencies, and income taxes.

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

Investments

Marketable equity securities held by Western Sizzlin Corporation are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value in Investments in Marketable Securities on the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income (loss).  Fair value is determined through the use of quoted market values on national exchanges.  On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a marketable equity security with an unrealized loss has suffered other-than-temporary impairment, pursuant to FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2).

Western Acquisitions, LP and Mustang Capital Advisors, LP are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies.  The Company has retained the specialized accounting for Western Acquisitions, LP and Mustang Capital Advisors, LP pursuant to FASB ASC 810-10-25 (formerly EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation).  As such, marketable equity securities held by Western Acquisitions, LP and Mustang Capital Advisors, LP are recorded at fair value in Investments in Marketable Securities held by limited partnerships, with unrealized gains and losses resulting from the change in fair value reflected in the Statement of Operations.  Fair value is primarily determined through the use of quoted market values on national exchanges.

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

The Company must also consider whether long-lived assets (including property and equipment and intangible assets) have been impaired to the extent that we must recognize a loss on such impairment, including goodwill impairment. The Company evaluates its long-lived assets for impairment at the restaurant, franchise and investment company levels on an annual basis or whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of each level of assets based on the operating cash flows of the restaurant, franchise and investment operations and our plans for each restaurant unit, franchisee contract, or investment. Generally, all restaurant units with negative cash flows from operations for the most recent twelve months at each quarter end are included in the Company’s assessment. In performing our assessment, the Company must make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, the Company writes the assets down to their fair value. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.

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

Purchase Obligation

In connection with our acquisition of a controlling interest in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, the Company is obligated to purchase the minority interest holder’s ownership percentage upon the occurrence of certain events.  The purchase obligation will ultimately be settled in cash and shares of the Company’s common stock.  The Company is accounting for this purchase obligation pursuant to FASB ASC 480-10 (formerly Statement of Financial Accounting Standards No. 150 (As Amended) - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The resulting liability is reported in other long-term liabilities on the accompanying financial statements.

Commitments and Contingencies

The Company views accounting for contingencies as a critical accounting estimate since loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred.  Actual results could differ from the expected results determined based on such estimates.

Income Taxes

The Company records valuation allowances against deferred tax assets, when necessary, in accordance with FASB ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes”). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. The Company assesses the likelihood that deferred tax assets in each of the jurisdictions in which it operates will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that the Company deems likely not to be realized.

In July 2006, the FASB issued FASB ASC 740-10 (formerly FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109).   FASB ASC 740-10 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FASB ASC 740-10 applies to all tax positions related to income taxes subject to FASB ASC 740.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2009, the Company’s financial instruments are not exposed to significant market risk due to foreign currency exchange risk.  However, the Company is exposed to market risk related to changes in market prices of marketable securities, interest rates related to certain debt obligations, and commodity risks.

Market Price Risk

The Company’s marketable securities are currently concentrated in a few investments. A change in market prices exposes the Company to market risk related to the investments in marketable securities.  As of September 30, 2009, the Company held $29.7 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in $2.97 million of unrealized losses and a corresponding decline in their fair values at September 30, 2009.  This hypothetical decline would not affect the Company’s cash flows unless the securities were disposed of.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended),  the Company’s  Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in its internal control over financial reporting that occurred during the current quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the internal control over financial reporting.

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

The Company has revised and updated the risk factor entitled “Our investment activities could require registration as an Investment Company” included in the “Risk Factors” section of Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as set forth below.  Except as set forth below, there have been no material changes in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our investment activities could require registration as an Investment Company.

We have historically been principally engaged in franchising and operating restaurants and we do not presently intend to change our principal business.  However, we may inadvertently fall within the definition of an investment company under the Investment Company Act of 1940, as amended, in part if we own investment securities having a value exceeding 40% of the value of our total assets (excluding government securities and cash items) on an unconsolidated basis.  Although investment securities currently represent less than 40% of our total assets, determined based on our current market capitalization (excluding government securities and cash items), the value of the investment securities that we hold, and the total value of our assets, can change significantly from time to time.  As a result, we could fail to satisfy the 40% test in part if the value of our investment positions increases substantially, or if the value of our non-investment assets decreases substantially.  Failure to satisfy the 40% test does not automatically mean that we would be required to register under the Investment Company Act, and the Board has not adopted any strict numerical limit on our investment activities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Stockholders held August 13, 2009, the following persons were elected to the Board of Directors for a one-year term, until the 2010 Annual Meeting of Stockholders, or until their successors are elected and qualified:

Nominees	Shares voted for	Shares withheld

Sardar Biglari	2,177,399	52,485
Philip L. Cooley	2,177,409	52,475
Titus W. Greene	2,201,163	28,721
Kenneth R. Cooper	2,201,163	28,721
Jonathan Dash	2,177,399	52,485
Martin S. Fridson	2,177,409	52,475

Item 6.  Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Sizzlin Corporation

	By:	/s/ Sardar Biglari
Sardar Biglari
President and Chief Executive Officer

	By:	/s/ Robyn B. Mabe
Robyn B. Mabe
Vice President and Chief Financial Officer

Date November 12, 2009